Form 10-Q
period 1996-06-30
PACIFIC CREST CAPITAL INC
filed 1996-08-14
CIK 912048

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                                   (MARK ONE)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO _____________

COMMISSION FILE NUMBER  0-22732

                           PACIFIC CREST CAPITAL, INC.
- --------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               95-4437818
- --------------------------------------    --------------------------------------
     (STATE OF OTHER JURISDICTION OF                (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

          30343 CANWOOD STREET
        AGOURA HILLS, CALIFORNIA                          91301
- --------------------------------------    --------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

                                 (818) 865-3300
- --------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 NOT APPLICABLE
- --------------------------------------------------------------------------------
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT) INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL
REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER
PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS
BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X   NO
                                                               -----     -----


NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF AUGUST 8, 1996.

           TITLE OF EACH CLASS                NUMBER OF SHARES OUTSTANDING
           -------------------                ----------------------------
      COMMON STOCK, $.01 PAR VALUE                      2,959,698

                           PACIFIC CREST CAPITAL, INC.

                                    FORM 10-Q

                                      INDEX

                                                                        Page No.

Part I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . .          1

     Item I:  Financial Statements . . . . . . . . . . . . . . .          1

          Consolidated Balance Sheets. . . . . . . . . . . . . .          1

          Consolidated Statements of Operations. . . . . . . . .          2

          Consolidated Statements of Shareholders' Equity. . . .          3

          Consolidated Statements of Cash Flows. . . . . . . . .          4

          Notes to Consolidated Financial Statements . . . . . .          5

          Item 2:  Management's Discussion and Analysis of
          Financial Condition and Results of Operations. . . . .          8

Part II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . .         18

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .         19

                           PACIFIC CREST CAPITAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                    JUNE 30, 1996 AND DECEMBER 31, 1995
- ---------------------------------------------------------------------------------------------------------
                                                                                JUNE 30,     DECEMBER 31,
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)                                      1996           1995
- ---------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
ASSETS
Cash                                                                           $   1,280     $   2,118
Certificates of deposit                                                              300           300
Securities purchased under resale agreements                                      36,445        53,749
- ---------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                         38,025        56,167
- ---------------------------------------------------------------------------------------------------------
U.S. government sponsored agency securities (Note 5):
      Held to maturity, at amortized cost                                         25,900             -
      Available for sale, at market                                               38,492             -
Loans
     Commercial mortgage                                                         177,132       191,481
     Residential mortgage                                                          1,981         3,142
     Installment and other                                                         2,231         2,155
- ---------------------------------------------------------------------------------------------------------
Total loans                                                                      181,344       196,778
Allowance for loan losses                                                          3,292         4,500
- ---------------------------------------------------------------------------------------------------------
Net loans                                                                        178,052       192,278
Accrued interest receivable                                                        1,794         1,547
Prepaid expenses and other assets                                                  1,035           219
Deferred income taxes                                                              3,572         3,979
Other  real estate owned                                                           3,044         4,355
Premises and equipment                                                               529           564
- ---------------------------------------------------------------------------------------------------------
Total assets                                                                   $ 290,443     $ 259,109
- ---------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing deposits:
     Savings accounts                                                          $ 185,149     $ 173,725
     Certificates of deposit                                                      58,477        60,785
     Money market checking                                                        21,154             -
- ---------------------------------------------------------------------------------------------------------
Total deposits                                                                   264,780       234,510

Accrued interest and other liabilities                                             2,241         2,647
- ---------------------------------------------------------------------------------------------------------
Total liabilities                                                                267,021       237,157
- ---------------------------------------------------------------------------------------------------------

Shareholders' equity (Notes 6 and 7):
     Common stock, $.01 par value, 10,000,000 shares authorized,
      2,959,698 shares issued and outstanding at June 30, 1996,
      2,953,748 shares issued and outstanding at December 31, 1995                27,838        27,813
      Accumulated deficit                                                         (4,404)       (5,861)
      Unrealized loss on securities available for sale, net of taxes                 (12)            -
- ---------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                        23,422        21,952
- ---------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                     $ 290,443     $ 259,109
- ---------------------------------------------------------------------------------------------------------

Book value per common share (Note 3)                                           $    7.91     $    7.43
- ---------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES.

                           PACIFIC CREST CAPITAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                        FOR THE QUARTER ENDED          FOR THE SIX MONTHS ENDED
                                                                JUNE 30,                        JUNE 30,
                                                        -------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)               1996       1995                1996        1995
- ---------------------------------------------------------------------------------------------------------------
Interest income:
    Interest on loans,  including fees                   $  5,240    $   4,950         $    10,922   $    9,885
    Securities purchased under resale agreements              725          107               1,672          211
    Certificates of  deposit                                    4            4                   8            8
    U.S. government sponsored agency securities
       Available for sale                                     301            -                 301            -
       Held to maturity                                       293          643                 327        1,463
- ---------------------------------------------------------------------------------------------------------------
  Total interest income                                     6,563        5,704              13,230       11,567
  Interest expense:
     Savings accounts                                       2,343        1,801               4,807        3,669
     Certificates of deposit                                  806        1,182               1,636        2,289
     Money market checking accounts                           227            -                 290            -
     Reverse repurchase  agreements                            -             8                   -           15
- ---------------------------------------------------------------------------------------------------------------
Total interest expense                                     3,376         2,991               6,733        5,973
- ---------------------------------------------------------------------------------------------------------------
Net interest income                                        3,187         2,713               6,497        5,594
Provision for loan losses                                    575           (64)              1,100          107
- ---------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses        2,612         2,777               5,397        5,487

Noninterest income:
     Recovery on investment securities                       350           173                 350          195
     Other noninterest income                                205            84                 368          187
- ---------------------------------------------------------------------------------------------------------------
       Total  noninterest income                             555           257                 718          382

Noninterest expense:
     Valuation adjustments to
        other real estate owned                                29          140                 94          166
       Other real estate owned expenses                        15           50                 23           95
       Salaries and employee benefits                       1,042        1,005              2,105        2,170
       Net occupancy expenses                                 431          396                782          785
       FDIC insurance premiums                                 17          150                 33          301
       Credit and collection expenses                         13           102                 25          117
       Communication and data processing                      137          126                256          251
       Other expenses                                         277          377                430          707
- --------------------------------------------------------------------------------------------------------------
          Total noninterest expense                         1,961        2,346              3,748        4,592
- ---------------------------------------------------------------------------------------------------------------
  Income before income taxes                                1,206          688              2,367        1,277
  Income tax provision                                        460            -                910            1
- --------------------------------------------------------------------------------------------------------------
  Net income                                                  746          688              1,457        1,276
- --------------------------------------------------------------------------------------------------------------
  Preferred dividends declared                                  -         (307)                 -         (614)
  Net income applicable to common stock                  $    746    $     381              1,457          662
- ---------------------------------------------------------------------------------------------------------------
  Per share data (Note 3):
  Primary earnings  per common share                     $   0.25    $    0.35         $     0.49    $    0.60
- ---------------------------------------------------------------------------------------------------------------
  Weighted average common shares outstanding (in
  thousands)                                                 3005        1,102               3000        1,102
- ---------------------------------------------------------------------------------------------------------------
  Fully diluted earnings per common share                $   0.25    $    0.26         $     0.49    $    0.48
- --------------------------------------------------------------------------------------------------------------
  Weighted average fully diluted common shares
  outstanding (in thousands)                                3,024        2,661              3,015        2,661
- --------------------------------------------------------------------------------------------------------------

See accompanying notes.

                         PACIFIC CREST CAPITAL, INC.
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                           PREFERRED STOCK                     COMMON STOCK
                                           ---------------                     ------------
                                                                                                     Unrealized Loss
                                                                                                      on Securities
                                                                                                        Available        Accumulated
(DOLLARS AND SHARES IN THOUSANDS)         Shares       Amount              Shares       Amount          for Sale           Deficit
- ------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1994              561         $ 12,843            1,102        $  14,970        $       -      $   (8,185)
Dividends on preferred stock (Note 6)        -                -                -                -                -            (920)
Conversion of preferred stock             (561)         (12,843)           1,852           12,843                -               -
Net income                                   -                -                -                -                            3,244
- ------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1995                -         $      -            2,954        $  27,813        $       -      $   (5,861)
- ------------------------------------------------------------------------------------------------------------------------------------
Purchase of stock under employee
    stock purchase plan (unaudited)          -                -                6               25                -               -
Unrealized loss on securities available
    for sale, net of taxes (unaudited)       -                -                -                -              (12)              -
Net income (unaudited)                       -                -                -                -                -           1,457
- ------------------------------------------------------------------------------------------------------------------------------------
Balances at June 30, 1996                    -         $      -            2,960        $  27,838        $     (12)     $   (4,404)
- ------------------------------------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES.

                           PACIFIC CREST CAPITAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
- --------------------------------------------------------------------------------
                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
(Dollars in thousands)                                          1996     1995
- --------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income                                               $  1,457 $  1,276
     Adjustments to reconcile net income
        to net cash provided by operating
        activities:
          Recovery on investment securities                         --       --
          Provision for loan losses                              1,100      107
          Valuation adjustments to other real                       94      166
            estate owned
          Depreciation and amortization                            115      125
          Amortization of deferred loan fees                      (677)    (426)
          Amortization of premiums and discounts                    47      (37)
            on investment securities
          Increase in accrued interest receivable                 (247)    (151)
          Increase in prepaid expenses and other                  (816)     (65)
            assets
          Decrease in deferred income taxes                        415       --
          Decrease in accrued interest and other
            liabilities                                           (406)    (245)
- --------------------------------------------------------------------------------
     Net cash provided by operating activities                   1,082      750

INVESTING ACTIVITIES
     Purchase of securities held to maturity                   (33,900)      --
     Purchase of securities available for sale                 (54,590)      --
     Proceeds from maturities of securities held to              8,000   19,000
       maturity
     Proceeds from maturities of securities available           16,031       --
       for sale
     Net decrease (increase) in loans                            5,483   (7,091)
     Proceeds from sale of loans                                 7,141       --
     Purchases of equipment and leasehold improvements             (80)     (41)
     Proceeds from sale of other real estate owned               2,396    6,801
- --------------------------------------------------------------------------------
     Net cash (used in) provided by investing activities       (49,519)  18,669

FINANCING ACTIVITIES
     Preferred stock cash dividends                                 --     (614)
     Proceeds from the issuance of common stock                     25       --
     Net decrease in certificates of deposit                    (2,308)  (8,350)
     Net increase in money market checking accounts             21,154       --
     Net increase (decrease) in savings accounts                11,424   (9,761)
- --------------------------------------------------------------------------------
     Net cash provided by (used in) financing activities        30,295  (18,725)

Net (decrease) increase in cash and cash                       (18,142)     694
equivalents
Cash and cash equivalents at beginning of period                56,167    6,204
- --------------------------------------------------------------------------------
Cash and cash equivalents at end of period                  $   38,025 $  6,898
- --------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                               $    6,745 $  5,980
     Income taxes                                           $      670 $      1
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

Transfers from loans to other real estate owned             $    1,179 $  3,811
- --------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES.

                           PACIFIC CREST CAPITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 1996

- --------------------------------------------------------------------------------
NOTE 1.    BASIS OF PRESENTATION
- --------------------------------------------------------------------------------
     The interim financial statements included herein have been prepared by Pacific Crest Capital, Inc. ("Registrant"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Registrant together with its subsidiary is referred to as the "Company".
Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's latest
Annual Report. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements, and the results of its operations for the interim period ended June 30, 1996, have been included. Certain reclassifications have been made to prior year amounts to conform to the 1996 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

- --------------------------------------------------------------------------------
NOTE 2.    INCOME TAXES
- --------------------------------------------------------------------------------
     For the interim periods ended June 30, 1996 and 1995, the Company's provision for income taxes was $910,000 and $1,000 or 38.4% and 42.4%, respectively. The difference between the Company's statutory tax rate of 41.5% and its effective rate of 38.4% for the six months ending June 30, 1996 is due to California tax deductions (credits) generated by the Company on loans made in special tax zones within California. For the quarter and six months ended June 30, 1995 the tax provision at the combined statutory tax rate of 42.4%, was approximately $292,000, and $542,000 respectively, which was offset by a reduction of approximately $292,000 and $541,000, respectively in the Company's tax valuation reserve.

- --------------------------------------------------------------------------------
NOTE 3.    COMPUTATION OF BOOK VALUE AND EARNINGS PER COMMON SHARE
- --------------------------------------------------------------------------------
     Book value per common share was calculated by dividing total shareholders' equity by the number of common shares outstanding at June 30, 1996 and December 31, 1995. The number of common shares outstanding was 2,959,698 at June 30, 1996 and 2,953,748 at December 31, 1995.
     The primary earnings per common share for the second quarter and six months ending June 30, 1996 were determined by dividing net income applicable to common stock of $746,000 and $1,457,000, respectively by the weighted average common shares outstanding of 3,005,000 and 3,000,000, respectively.
The fully diluted earnings per common share for the second quarter and six months ending June 30, 1996, was determined by dividing net income applicable to common stock of $746,000 and $1,457,000, respectively by the weighted average fully diluted common shares outstanding of 3,024,000 and 3,015,000, respectively. The common shares outstanding were adjusted to reflect the number of common stock equivalents outstanding based on the number of outstanding stock options issued by the Company utilizing the Treasury stock method.
     The primary earnings per common share for the second quarter and six months ending June 30, 1995 was determined by decreasing the net income of $688,000 and $1,276,000, respectively by the amount of preferred dividends declared of $307,000 and $614,000, respectively, resulting in net income applicable to common stock of $381,000 for the quarter and $662,000 for the six months ending June 30, 1995. This amount was then divided by the weighted average common shares outstanding of 1,102,000 for the quarter and six months ending June 30, 1995. The fully diluted earnings per common share for the second quarter and six months ending June 30, 1995 was determined by dividing net income applicable to common stock of $688,000 and $1,276,000, respectively by the weighted average fully diluted common shares outstanding of 2,661,000 for the quarter and six months ending June 30, 1995.

- --------------------------------------------------------------------------------
NOTE 4.    CONTINGENCIES
- --------------------------------------------------------------------------------
LITIGATION

     There are several lawsuits and claims pending against the Company which management considers incident to normal operations, some of which seek substantial monetary damages. Management, after review, including consultation with counsel, believes that any ultimate liability which could arise from these lawsuits and claims would not materially affect the consolidated financial position of the Company.


REGULATORY MATTERS

     On January 27, 1995, the Board of Directors of the Company's subsidiary, Pacific Crest Investment and Loan (Pacific Crest Investment) entered into a revised memorandum of understanding ("Memorandum") with the Federal Deposit Insurance Corporation ("FDIC") and the California Department of Corporations.
 The provisions of the Memorandum are effective until such time as the FDIC modifies, terminates or suspends the Memorandum. Under the provisions of the Memorandum, Pacific Crest Investment agreed to maintain its leverage capital ratio to at least 7% of total assets. Pacific Crest Investment's leverage capital ratio was 7.87% as of June 30, 1996. In addition, Pacific Crest Investment agreed to reduce the level of assets classified as "substandard" by the FDIC. Management believes Pacific Crest Investment is in compliance with the Memorandum at June 30, 1996. Under the terms of the Memorandum, cash dividend payments by Pacific Crest Investment must also be approved in writing by the FDIC and are subject to maintenance of the aforementioned leverage capital ratios.

- --------------------------------------------------------------------------------
NOTE 5.    INVESTMENT SECURITIES
- --------------------------------------------------------------------------------
     Investment securities, at June 30, 1996, consist of U.S. government sponsored agency issued securities as follows:


                                                             Weighted         Current       Amortized     Fair Market   Unrealized
(DOLLARS IN THOUSANDS)                                     Average Life        Yield       Book Value        Value      Gain/(Loss)
- ------------------------------------------------------------------------------------------------------------------------------------
     U.S. government sponsored agency
       issued securities, held to maturity:                  7.0 years          7.59%        $25,900        $25,855      $     (45)
     U.S. government sponsored agency
       issued securities, available for sale:                3.2 years          6.87%         38,511         38,492            (19)
- ------------------------------------------------------------------------------------------------------------------------------------
Total Investment Securities                                                     7.16%        $64,411        $64,347      $     (64)
- ------------------------------------------------------------------------------------------------------------------------------------

     The Company has an interest in a corporate debt security that was written off during 1994. The Company recorded a recovery on this security of $350,000 during the second quarter of 1996. The Company had recorded a recovery of $656,000 on this same security during the third and fourth quarters of 1995.
     Included in the financial statements for the quarter and six months ending June 30, 1995, are gross realized gains of $173,000 and $195,000 respectively, resulting from cash receipts of $195,000 from a collateralized mortgage obligation residual, (CMO Residual).

- --------------------------------------------------------------------------------
NOTE 6.    CAPITAL
- --------------------------------------------------------------------------------
     The Company purchased 30,000 shares of its common stock in the open market on July 29, 1996 at a purchase price of $8.50 per share. The purchase of these shares are to be held by the Company as treasury stock. The 30,000 shares were purchased using excess cash of the Parent Company.

- --------------------------------------------------------------------------------
NOTE 7.    DIVIDENDS
- --------------------------------------------------------------------------------
     As a Delaware corporation, Pacific Crest Capital, Inc., (the parent), may pay common dividends out of surplus or, if there is no surplus, from net profits for the current and preceding fiscal year. The parent has approximately
$556,000  in cash plus investments less current liabilities at June 30, 1996.
Due to the financial circumstances affecting the payment of dividends from Pacific Crest Investment to the parent (as described in the next paragraph), Pacific Crest Investment currently does not have the ability, under California state law, to pay dividends to the parent and it is highly unlikely that it will have such dividend paying ability until sometime in

1997 or later. Without dividends from Pacific Crest Investment, the parent must rely solely on existing cash and investments which total $689,000 at June 30, 1996. This amount is also necessary to pay future operating expenses and existing current liabilities of the parent and for the future possible infusion of capital into Pacific Crest Investment. The Company's cash plus investments less current liabilities of $556,000 at June 30, 1996 was reduced by $255,000 to $301,000 as a result of the purchase of the Company's Common Stock on July 29, 1996.
     Pacific Crest Investment's ability to pay dividends to the parent is restricted by California state law, which requires that retained earnings are available to pay such dividends. At June 30, 1996, Pacific Crest Investment and Loan had deficit retained earnings of $1.98 million. Under California state law, this deficit would have to be turned into a positive figure before dividends could be paid from Pacific Crest Investment to the parent. Therefore, it is unlikely Pacific Crest Investment will be able to pay dividends to its parent in 1996. Further, Pacific Crest Investment, under the terms of the Memorandum, as described above, must receive regulatory approval to pay a dividend to its parent.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of the major factors that influenced the financial performance of Pacific Crest Capital, Inc., and its wholly owned subsidiary, Pacific Crest Investment and Loan ("Pacific Crest Investment") for the quarter ended at June 30, 1996. This analysis should be read in conjunction with the Company's 1995 Annual Report and with the unaudited financial statements and notes as set forth on pages 1 through 7 of this report.

FINANCIAL CONDITION

SUMMARY OF CHANGES IN BALANCE SHEET
JUNE 30, 1996 COMPARED TO DECEMBER 31, 1995

     Total assets of the Company increased to $290.4 million at June 30, 1996, from $259.1 million at December 31, 1995, a $31.3 million increase. This increase reflects the purchase of approximately $64.4 million of investment securities, net of maturities, during the first six months of 1996 offset by a decline of $17.3 million in Repurchase Agreements and a $14.2 million decline in net loans. The Company funded the purchase of these investment securities by increasing its interest bearing liabilities by $30.3 million to $264.8 million at June 30, 1995 from $234.5 million at December 31, 1995. The Company increased its savings accounts by $11.4 million, while increasing its newly introduced money market checking account balances by $21.2 million.
     Net loans, net of deferred fees and the allowance for loan losses, decreased by $14.2 million to $178.1 million at June 30, 1996, from $192.3 million at December 31, 1995. The Company originated $13.1 million in new real estate loans during the six months ending June 30, 1996. Off-setting these originations, the Company experienced $23.9 million in loan payoffs and loan sales, and $1.2 million in loan transfers to other real estate owned, ("OREO") during the six months ending June 30, 1996. Included in the $23.9 million loan reduction was a bulk loan sale of $9.5 million of nonaccrual and troubled debt restructured loans.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses at June 30, 1996, decreased by $1.2 million from the level at December 31, 1995, and represents 1.82% of outstanding loans at June 30, 1996. This compares with 2.29% of outstanding loans at December 31, 1995. The Company charged-off approximately $175,000 and $2.29 million, respectively in loan balances during the first and second quarters of 1996. The overall reduction in the general loan loss reserve from $4.5 million to $3.3 million during the six months ending June 30, 1996 reflects net charge-offs of $2.3 million partially offset by the addition of $1.1 million in loan loss provision. Management and the Board of Directors regularly review loan performance and the adequacy of the allowance for loan losses.
     The following table sets forth certain information with respect to the Company's allowance for loan losses and valuation adjustment to OREO as of the dates or for the periods indicated:

ALLOWANCE FOR LOAN LOSSES                    AT OR FOR THE PERIOD ENDED JUNE 30,
(DOLLARS IN THOUSANDS)                                       1996        1995
- --------------------------------------------------------------------------------
     Balance at beginning of period:                    $     4,500 $     8,075
     Chargeoffs:                                             (2,466)     (4,310)
           Commercial real estate mortgages:
     Recoveries:
           Commercial real estate mortgages:                    158          --
Provision for loan losses:                                    1,100         107
- --------------------------------------------------------------------------------
Balance at end of period:                                $    3,292  $    3,872
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
Allowance for loan losses as a % of loans                      1.82%       2.13%
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
Net loan Charge-offs                                     $    2,308  $    4,310
Valuation adjustment to OREO:                                    94         166
- --------------------------------------------------------------------------------
Total net loan Charge-offs & OREO valuation adjustment:  $    2,402  $    4,476
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

NON-PERFORMING AND RESTRUCTURED ASSETS

     The following table sets forth loans accounted for on a nonaccrual basis, OREO and loans that were "troubled debt restructurings" at the dates indicated:

                                                        June 30,    December 31,
(DOLLARS IN THOUSANDS)                                    1996          1995
- --------------------------------------------------------------------------------
Nonaccrual loans/Commercial real estate loans            $4,244        $4,985
Other real estate owned                                   3,044         4,355
- --------------------------------------------------------------------------------
Total nonaccrual loans and OREO                          $7,288        $9,340
- --------------------------------------------------------------------------------
Total nonperforming assets to total assets                 2.51%         3.60%

Troubled debt restructurings                                719         8,757
- --------------------------------------------------------------------------------

     The following tables represent the major components of the changes in the nonaccrual loans and OREO assets for the six months ending June 30, 1996 and 1995:

NONACCRUAL LOAN ACTIVITY
(DOLLARS IN THOUSANDS)                            June 30, 1996 June 30, 1995
- --------------------------------------------------------------------------------
Nonaccrual loans at the beginning of the period      $    4,985    $    9,779
      Nonaccrual loan additions                           3,668         7,360
      Loans returned to accrual status                        -        (3,654)
      Loans transferred to OREO                          (1,179)       (3,811)
      Loan Provision                                          -          (648)
      Net loan charge-offs                                 (958)       (1,940)
      Loan payments and loan sale                        (2,272)         (195)
- --------------------------------------------------------------------------------
Nonaccrual loans at the end of the period                 4,244         6,891
- --------------------------------------------------------------------------------
      Net change/activity                             $    (741)  $    (2,888)
- --------------------------------------------------------------------------------

OTHER REAL ESTATE OWNED ACTIVITY
(DOLLARS IN THOUSANDS)                            June 30, 1996 June 30, 1995
- --------------------------------------------------------------------------------
OREO at the beginning of the period                 $     4,355   $     5,724
      Transfers from loans                                1,179         3,811
      OREO valuation adjustments                            (94)         (166)
      Payments/other                                          -           509
      Sales of OREO properties                           (2,396)       (7,201)
- --------------------------------------------------------------------------------
OREO balance at the end of the period                     3,044         2,677
- --------------------------------------------------------------------------------
      Net change/activity                          $     (1,311)  $     3,047
- --------------------------------------------------------------------------------

NONACCRUAL LOANS

     Nonaccrual loans are loans, not classified as "troubled debt restructurings" or OREO, that show little or no current payment ability. These loans are supported, however, by collateral or cash flow that support the collectibility of the Company's remaining book balance, after consideration of the allowance for loan losses. The Company had nine nonaccrual loans at June 30, 1996, totaling $4.2 million. The Company sold two of its nonaccrual loans during June of 1996 as part of its bulk loan sale transaction. The contractual loan balances of the nonaccrual loans sold was $2.46 million, the amount of chargeoff taken on these loans was $587,000 and the net proceeds received on these two loans was $1.81 million. Nonaccrual loan balances are net of any prior write-offs, but any specifically assigned general allowance for loan losses are not deducted from the nonaccrual loan balances above.

OTHER REAL ESTATE OWNED

     Assets classified as OREO include foreclosed real estate owned by the Company. The Company had five properties in this category at June 30, 1996, totaling $3.0 million. The Company had one property with $1.4 million in net book value, or 46.7% of the Company's OREO balance. The remaining $1.6 million in OREO balances consisted of four properties.
     OREO declined to $3.0 million at June 30, 1996, from $4.4 million at December 31, 1995, a decline of $1.4 million or 31.8%. This reflects the sale of five properties, sold on an all cash basis, with a net balance of $2.4 million during the six months ending June 30, 1996. The sale of the individual OREO properties were separate transactions from the bulk loan sale transaction.

TROUBLED DEBT RESTRUCTURINGS (TDR'S)

     A TDR is a loan in which the Company, for reasons related to the borrowers' financial difficulties, grants a permanent concession to the borrower, such as a reduction in the loan's fully-indexed interest rate, a reduction in the face amount of the debt, or an extension of the maturity date of the loan, that the Company would not otherwise consider. At June 30, 1996, the Company had one loan with an aggregate principal balance of $719,000 that was categorized as a TDR. The Company sold five of its TDR loans during June of 1996 as part of its bulk loan sale transaction. The contractual loan balances of the TDR loans sold was $7.06 million, the amount of charge-offs taken on these loans was $1.31 million and the net proceeds received on these five loans was $5.19 million.
TDR balances are net of any prior write-offs, but any specifically assigned general allowance for loan losses are not deducted from the above TDR loan balance.

CAPITAL

     Shareholders' equity increased by $1.47 million to $23.4 million at June 30, 1996. This increase reflects the increase to shareholders' equity by the six months of net income of $1.46 million and the $25,000 purchase of stock under the employee stock purchase plan, partially offset by $12,000 in unrealized losses on securities available for sale.
     The Company purchased 30,000 shares of its common stock on July 29, 1996 at $8.50 per share. The purchase of these shares are to be held by the Company as treasury stock.
     The Company's subsidiary, Pacific Crest Investment is required to maintain certain minimum capital levels. In addition, Pacific Crest Investment must maintain certain capital ratios to be considered "well capitalized" under the prompt corrective action provisions of the FDIC Improvement Act.
     In addition to these minimums, Pacific Crest Investment is subject to the MOU that require it to maintain a leverage capital ratio of 7.0.
     The following table sets forth Pacific Crest Investment's regulatory capital ratios at June 30, 1996, and December 31, 1995:


REGULATORY CAPITAL RATIOS                        AT JUNE 30, 1996                       AT DECEMBER 31, 1995
                                          -----------------------------           -----------------------------
                                            Minimum                                 Minimum
                                           Required   Actual    Excess             Required   Actual    Excess
                                          ---------- --------  --------           ---------- --------  --------
Leverage capital ratio                       4.00%     7.87%     3.87%               4.00%     7.82%     3.82%
Tier 1 risk-based capital ratio              4.00%    10.90%     6.90%               4.00%     9.48%     5.48%
Total risk-based capital ratio               8.00%    12.16%     4.16%               8.00%    10.74%     2.74%
Memorandum leverage capital ratio            7.00%     7.87%     0.87%               7.00%     7.82%     0.82%
- ------------------------------------------------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS


NET INTEREST INCOME ANALYSIS

The following tables, for the quarter and six months ending June 30, 1996 and 1995, presents the distribution of average assets, liabilities and stockholders' equity, the total dollar amount of interest income from average interest-earning assets, the resultant yields and the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. All average balances are daily average balances. Nonaccrual loans and nonperforming assets have been included in the table as loans and investments, respectively, having a zero yield.


AVERAGE BALANCES, INTEREST INCOME AND EXPENSE, YIELDS AND RATES

                                                                Three Months Ended June 30,
                                   -------------------------------------------------------------------------------------------------
                                                       1996                                        1995
                                   -------------------------------------------------------------------------------------------------
                                                    Interest         Average                     Interest        Average
                                      Average        Earned/          Yield         Average       Earned/         Yield
(DOLLARS IN THOUSANDS)                Balance         Paid            Rate          Balance        Paid           Rate
- ------------------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
    Loans                          $  189,004    $     5,240         11.15%     $  182,200    $     4,950         10.90%
    Repurchase agreements              55,453            729          5.29%          7,486            111          5.95%
    U.S. government sponsored
        agency securities:
            Available for sale         19,306            301          6.24%              -              -              -
            Held to maturity           15,957            293          7.34%         42,355            643         6.09%
- ------------------------------------------------------------------------------------------------------------------------------------
    Total  interest-earning assets    279,720          6,563          9.44%        232,041          5,704          9.86%
    Other real estate owned             4,391                                        4,819
    Other noninterest earning
       assets                           8,033                                        7,501
    Less allowance of loan
       losses                           4,733                                        6,252
- ------------------------------------------------------------------------------------------------------------------------------------
    Total assets                   $  287,411                                   $  238,109
- ------------------------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES:
     Savings accounts              $  183,568          2,343          5.13%     $  130,990          1,801          5.51%
     Certificates of deposit           60,158            806          5.39%         84,145          1,182          5.63%
     Money market checking             18,517            227          4.93%              -              -              -
     Other borrowings                       -              -              -            484              8          6.63%
- ------------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing
         liabilities                  262,243          3,376          5.18%        215,619          2,991          5.56%
     Non interest-bearing
         liabilities                    2,274                                        2,681
     Shareholders' equity              22,894                                       19,809
- ------------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and
         shareholders' equity      $  287,411                                   $  238,109
- ------------------------------------------------------------------------------------------------------------------------------------
     Net interest income                         $     3,187                                  $     2,713
     Net interest rate spread                                         4.26%                                        4.30%
     Net interest-earning assets   $   17,477                                  $    16,422
     Net interest margin                                              4.58%                                        4.69%
     Average interest-earning
         assets to average
         interest-bearing liabilities                   107%                                         108%
- ------------------------------------------------------------------------------------------------------------------------------------


AVERAGE BALANCES, INTEREST INCOME AND EXPENSE, YIELDS AND RATES


                                                                           Six Months Ended June 30,
                                           -----------------------------------------------------------------------------------------
                                                               1996                                         1995
                                           -----------------------------------------------------------------------------------------
                                                             Interest        Average                      Interest        Average
                                               Average        Earned/        Yield/         Average        Earned/        Yield/
(DOLLARS IN THOUSANDS)                         Balance         Paid           Rate          Balance         Paid           Rate
- ------------------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
    Loans                                  $    192,010     $   10,922         11.44%     $  183,207    $     9,885         10.88%
    Repurchase agreements                        63,670          1,680          5.31%          7,531            219          5.86%
    U.S. government sponsored
        agency securities:
            Available for sale                    9,653            301          6.24%              -              -              -
            Held to maturity                      9,279            327          7.05%         47,280          1,463          6.24%
- ------------------------------------------------------------------------------------------------------------------------------------
  Total  interest-earning assets                274,612         13,230          9.69%        238,018         11,567          9.80%
    Other real estate owned                       4,380                                        5,414
    Other noninterest earning
       assets                                     7,912                                        7,510
    Less allowance of loan
       losses                                     4,808                                        7,133
- ------------------------------------------------------------------------------------------------------------------------------------
    Total assets                            $   282,096                                   $  243,809
- ------------------------------------------------------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES:
     Savings accounts                       $   185,194          4,807          5.22%     $  134,415          3,669          5.50%
     Certificates of deposit                     60,070          1,636          5.48%         86,508          2,289          5.34%
     Money market checking                       11,845            290          4.92%              -              -              -
     Other borrowings                                 -              -              -            480             15          6.30%
- ------------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing
         liabilities                            257,109          6,733          5.27%        221,403          5,973          5.44%
     Non interest-bearing liabilities             2,454                                        2,718
     Shareholders' equity                        22,533                                       19,688
- ------------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and
         shareholders' equity              $    282,096                                   $  243,809
- ------------------------------------------------------------------------------------------------------------------------------------
     Net interest income                                   $     6,497                                  $     5,594
     Net interest rate spread                                                   4.42%                                        4.36%
     Net interest-earning assets           $     17,503                                  $    16,615
     Net interest margin                                                        4.76%                                        4.74%
     Average interest-earning
         assets to average
         interest-bearing liabilities                             107%                                         108%
- ------------------------------------------------------------------------------------------------------------------------------------

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND EXPENSE

     The following table presents the dollar amount of changes in interest income and interest expense of major components of interest-earning assets and interest-bearing liabilities due to changes in outstanding balances and changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes on volume (i.e. changes in volume multiplied by old rate) and (ii) changes in rate (i.e. changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to changes due to volume and changes due to rate.

                                                     -------------------------------------------------------------------------------
                                                         For the Quarter Ending                     For the Six Months Ending
                                                              June 30, 1996                               June 30, 1996
                                                     -------------------------------------------------------------------------------
                                                          1996 compared to 1995                       1996 compared to 1995
                                                       Increase (decrease) due to                  Increase (decrease) due to
                                                     --------------------------------       ----------------------------------------
                                                                              (Net                                          (Net
(DOLLARS IN THOUSANDS)                                Volume     Rate        Change)          Volume          Rate         Change)
- ------------------------------------------------------------------------------------------------------------------------------------
 CHANGES IN INTEREST INCOME
   Loans                                             $   184  $    106     $      290       $    476        $   561     $    1,037
   Repurchase agreements                                 709       (91)           618          1,637           (176)         1,461
  U.S. Government sponsored
       agency securities:
          Available for sale                             301         -            301            301              -            301
          Held to maturity                              (402)       52           (350)        (1,186)            50         (1,136)
- ------------------------------------------------------------------------------------------------------------------------------------
    Total change in interest income                      792        67            859          1,228            435          1,663
- ------------------------------------------------------------------------------------------------------------------------------------
 CHANGES IN INTEREST EXPENSE
   Savings accounts                                      721      (179)           542          1,390           (252)         1,138
   Certificates of deposit                              (336)      (40)          (376)          (701)            48           (653)
   Money market checking                                 227         -            227            290              -            290
   Other borrowings                                       (8)        -             (8)           (15)             -            (15)
- ------------------------------------------------------------------------------------------------------------------------------------
   Total change in interest expense                      604      (219)           385            964           (204)           760
- ------------------------------------------------------------------------------------------------------------------------------------
     Changes in net interest income                $     188  $    286     $      474      $     264        $   639      $     903
- ------------------------------------------------------------------------------------------------------------------------------------

DETAILED COMPARISONS OF FINANCIAL RESULTS

EARNINGS PERFORMANCE

     Net income was $746,000 (or $0.25 per common share on a fully diluted basis) for the quarter ended June 30, 1996, compared to $688,000 (or $0.26 per common share on a fully diluted basis) for the corresponding period in 1995.
Net income for the six months ending June 30, 1996 was $1.46 million (or $0.49 per common share on a fully diluted basis) compared to $1.28 million (or $0.48 per common share on a fully diluted basis) for the corresponding period in 1995. Net income for the quarter and six months ending June 30, 1996 was positively affected by an increase in net interest income and by a reduction in the valuation adjustment to OREO and a reduction in both other real estate owned expense and credit and collection expense on loans. The 1995 net income was positively impacted by the tax credits applied to the 1995 tax provision. The conversion of the preferred stock during the fourth quarter of 1995 impacted the earnings per share calculation, by increasing the weighted average common shares outstanding by approximately 293,000 shares. This dilution impacted the quarterly and six months 1996 EPS calculation by $0.03 and $0.06 per share, respectively.

NET INTEREST INCOME

     Net interest income increased by $474,000 or 17.5% to $3.19 million for the quarter ending June 30, 1996, while net interest income increased by $903,000 or 16.1% to $6.5 million for the six months ending June 30, 1996 compared to the same periods of 1995. The increase in net interest income during the quarter and six months ending June 30, 1996 was the result of an increase of $47.7 million and $36.6 million, respectively in the Company's average interest earning assets between the 1996 and 1995 periods.

TOTAL INTEREST INCOME

     Total interest income increased by $859,000 or 15.1% to $6.56 million for the quarter ending June 30, 1996 and increased by $1.66 million or 14.4% to $13.2 million for the six months ending June 30, 1996, compared to the quarter and six months ending June 30, 1995. These increases were primarily due to an increase in the average interest earning asset balances of $47.7 million and $36.6 million, respectively for the quarter and six months ending June 30, 1996 over the comparable periods in 1995. Offsetting these increases were declines in the yield on the interest earning assets by 42 basis points and 11 basis points for the quarter and six months ending June 30, 1996 compared to the same periods of 1995. The overall yields on the Company's interest earning assets decreased to 9.44% from 9.86% for the quarter ending June 30, 1996 compared to the same period of 1995. For the six months ending June 30, 1996, the yield decreased to 9.69% from 9.80% at June 30, 1995.
     Interest on loans increased by $290,000 to $5.24 million, a 5.86% increase for the quarter ending June 30, 1996, compared to 1995. Interest on loans increased by $1.04 million to $10.92 million, a 10.49% increase for the six months ending June 30, 1996, compared to 1995. These increases were attributable to a 25 basis point yield increase for the second quarter and a 56 basis point yield increase for the six months ending June 30, 1996. The Company's real estate loan yields increased from 10.90% for the second quarter of 1995 to 11.15% for the quarter ended June 30, 1996 and increased from 10.88% for the six months of 1995 to 11.44% for the six months ending June 30, 1996. The increase to the loan yields were the result of fewer loans being on a nonaccrual basis during the quarter and six months ending June 30, 1996 compared to the same period in 1995. Also contributing to the increase in loan interest income was an increase of $6.8 million in average loan balances for the second quarter of 1996 compared to the second quarter of 1995, and an increase of $8.8 million in average loan balances for the six months ending June 30, 1996 compared to the first six months of 1995.
     The Company purchased a net of $64.5 million of U.S. government sponsored agency securities during 1996. The Company posted $301,000 in income on those securities classified as available for sale that yielded 6.24% for the quarter and six months ending June 30, 1996. The Company had no securities classified within this category during 1995. In addition, the Company posted $293,000 and $327,000 in income on U.S. government sponsored agency securities that are classified as held to maturity during the second quarter and six months ending June 30, 1996, which represented a 7.34% and 7.05% yield, respectively on this portfolio.
     Interest earned on the Company's securities purchased under resale agreements increased by $618,000 and $1.46 million respectively, for the quarter and six months ending June 30, 1996, when compared to the comparable periods of 1995. These increases were primarily attributable to an increase of $48.0 million and $56.1 million respectively, in the average balance during the quarter and six months ending June 30, 1996 compared to 1995. These increases were partially offset by decreases in the yield of 66 basis points for the quarter and 55 basis points for the six months ending June 30, 1996. The yield decreased from 5.95% to 5.29% for the quarter and decreased from 5.86% to 5.31% for the six months ending June 30, 1996 compared to 1995. This decrease reflects the decline in market interest rates between these periods.

TOTAL INTEREST EXPENSE

     Total interest expense for the quarter and six months ending June 30, 1996, increased by $385,000 and $760,000, or 12.9% and 12.7% respectively, compared to the same periods of 1995. The increase in interest cost resulted from an increase in the average interest bearing deposits of $46.6 million and $35.7, respectively for the quarter and six months ending June 30, 1996, as compared to the same periods of 1995. Offsetting these increases was a decline in the rates paid on savings deposits during these periods. The rates paid on the Company's interest bearing deposits declined from 5.56% to 5.18% or 38 basis points during the second quarter and declined from 5.44% to 5.27% or 17 basis points for the six months ending June 30, 1996 compared to the same periods in 1995. The decline in the rates paid on the Company's deposits reflect the decline in market interest rates between the 1995 and 1996 periods.
     Interest on certificates of deposit decreased by $376,000 or 31.8% for the quarter ended June 30, 1996, compared to the same period in 1995, due to a decrease of $24.0 million in average certificate of deposits outstanding for the quarter ended June 30, 1996, compared to the same period in 1995. Also contributing to this reduction in interest cost was a 24 basis point decrease on rates paid on certificates of deposit from 5.63% for the quarter ended June 30, 1995 to 5.39% for the quarter ended June 30, 1996.

     Interest on certificates of deposit decreased by $653,000 or 28.5% for the six months ended June 30. 1996, compared to the same period in 1995, due to a decrease of $26.4 million in average certificate deposits for the six months ended June 30, 1996, compared to the same period in 1995. Partially offsetting this was a 14 basis point increase on rates paid on certificates of deposit from 5.34% for the six months ended June 30, 1995 to 5.48% for the six months ended June 30, 1996.
     Interest on savings accounts increased by $542,000 to $2.34 million for the quarter ended June 30, 1996, when compared to the same period in 1995, due to an increase in the average saving deposits. Average outstanding saving deposit balances increased by $52.6 million for the quarter ended June 30, 1996 compared to the same period in 1995. Partially offsetting this increase was a savings deposit rate decrease of 38 basis points from 5.51% for the quarter ended June 30, 1995 to 5.13% for the quarter ended June 30, 1996.
     Interest on savings accounts increased by $1.14 million to $4.81 million for the six months ended June 30, 1996, when compared to the same period in 1995, due to an increase in the average savings deposits. Average outstanding savings deposit balances increased by $50.8 million for the six months ended June 30, 1996 compared to the same period in 1995. Partially offsetting this increase was a savings deposit rate decrease of 28 basis points from 5.50% for the six months ended June 30, 1996 to 5.22% for the six months ended June 30, 1996.
     The Company posted interest expense of $8,000 and $15,000 respectively, on other borrowings during the second quarter and six months ending June 30, 1995. The Company had no other borrowings during 1996.
     The Company introduced a money market checking product during the first quarter of 1996. The introduction of this product resulted in attracting $13.9 million in deposits during the first quarter of 1996 and attracting an additional $7.2 million in deposits during the second quarter of 1996. At June 30, 1996, the Company had $21.1 million in this product that paid a deposit rate of 4.93% and 4.92% for the quarter and six months ending June 30, 1996.

PROVISION FOR LOAN LOSSES

     During the quarter ended June 30, 1996, the Company's loan loss provision was $575,000. For the six months ending June 30, 1996 the provision for loan losses was $1,100,000 compared to $107,000 for the same period in 1995. The increase in the provision reflects, among other factors, the sale of $9.5 million in nonaccrual and TDR loans in the second quarter of 1996. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. The calculation of the adequacy of the allowance for loan losses is based on a variety of factors, including underlying loan collateral values, delinquency trends and historical loan loss experience. The ratio of nonaccrual loans to total loans was 2.53% at December 31, 1995 and 2.34% at June 30, 1996. The ratio of the allowance for loan losses to nonaccrual loans was 90.3% at December 31, 1995 and 77.6% at June 30, 1996. The allowance for loan losses as a percentage of loans stood at 1.82% at June 30, 1996, compared to 2.29% at December 31, 1995.

NONINTEREST INCOME

     Noninterest income for the quarter and six months ending June 30, 1996 increased by $298,000 and $336,000, respectively, over the same periods in 1995. The major component of noninterest income for 1996 included a recovery, during the second quarter of 1996, on a corporate debt security of $350,000 that had previously been written off during 1994. Included in 1995 was the sale and receipt of payments on the Company's remaining collateralized mortgage obligation (CMO residual). The Company sold its remaining interest in its CMO residual during the second quarter of 1995.
     Other noninterest income increased by $121,000 and $181,000 for the quarter and six months ending June 30, 1996 compared to the same periods in 1995. Increases in late fees and loan prepayment fees and rents received on OREO properties accounted for these increases.

NONINTEREST EXPENSE

     Noninterest expense for the quarter and six months ending June 30, 1996 decreased by $385,000 and $844,000 respectively over the same periods in 1995. These decreases are primarily attributable to the decline in the Company's valuation adjustment on OREO, a decrease in other real estate owned expense, a decrease to credit and collection expense, a decrease in FDIC insurance premiums and a decrease in other operating expenses.
     The valuation adjustment to OREO decreased by $111,000 to $29,000 for the second quarter and decreased by $72,000 to $94,000 for the six months ending June 30, 1996, compared to the same periods in 1995. The decrease to the Company's OREO valuation adjustment is a result of the stabilization of commercial real estate values in California.
     The OREO expense decreased by $35,000 to $15,000 for the second quarter and decreased by $72,000 to $23,000 for the six months ending June 30, 1996, compared to the same periods in 1995. The decline in these costs reflect the reduction in the number of OREO properties liquidated during 1996 compared to 1995.
     Salaries and employee benefits increased by $37,000 to $1.04 million for the second quarter and decreased by $65,000 to $2.11 million for the six months ending June 30, 1996 over 1995. The second quarter increase was the result of the establishment and hiring of three individuals to manage the Company's SBA department during the second quarter of 1996. The six month 1996 decrease resulted from a decrease in Company staffing as the Company liquidated its residential real estate lending department during the first quarter of 1995.
The first quarter of 1995 included severance packages paid to employees of the residential real estate lending department.
     Net occupancy increased by $35,000 to $431,000 for the second quarter and decreased by $3,000 to $782,000 for the six months ending June 30, 1996 over the same periods in 1995.
     FDIC insurance premiums declined by $133,000 and $268,000 respectively, for the quarter and six months ending June 30, 1996 compared to the same periods in 1995. FDIC insurance premium rates were reduced by the FDIC during the third quarter of 1995.
     Credit and collections cost decreased by $89,000 to $13,000 for the second quarter and decreased by $92,000 to $25,000 for the six months ending June 30, 1996 compared to the same periods in 1995. These decreases were the result of the Company having established expense accruals on several of the larger nonaccrual accounts at the end of 1995. In addition the Company has not had the same number of delinquent nonaccrual accounts in 1996 compared to 1995.
     Communication and data processing cost increased by $11,000 to $137,000 for the second quarter and increased by $5,000 to $256,000 for the six months ending June 30, 1996 compared to the same periods in 1995. These increases in communication and telephone usage are the result of the establishment of the Company's SBA lending department.
     Other expenses decreased by $100,000 to $277,000 for the second quarter and decreased by $277,000 to $430,000 for the six months ending June 30, 1996.
These decreases are the result of a $100,000 reduction in the accrual for Delaware franchise taxes in the first quarter of 1996. The second quarter of 1995 included legal and consulting fees associated with the 1995 exchange offer of the Preferred Stock into Common Stock.

INCOME TAX PROVISION

     For the quarter and six months ended June 30, 1996, the Company estimated its provision for income taxes at $460,000 and $910,000 or 38.1% and 38.4% respectively. The difference between the Company's statutory tax rate of 41.5% and its effective rates for the quarter and six months ending June 30, 1996 is due to California tax deductions (credits) generated by the Company on loans made in special tax zones within California.
     The Company's income tax provision for the quarter and six months ending June 30, 1995, was offset by a like reduction in the Company's tax valuation reserves. The amount of the 1995 second quarter and six months tax provision of approximately $292,000 and $542,000 respectively, representing a combined federal and state statutory tax rate provision of 42.4%, was offset by $292,000 for the second quarter and $541,000 for the six months ending June 30, 1995.

LIQUIDITY

     The Company's primary sources of funds are deposits and payments of principal and interest on loans. While maturities and scheduled principal amortization on loans are a reasonable predictable source of funds, deposit flows and mortgage loan prepayments are greatly influenced by the level of interest rates, economic conditions, and competition.
     There has been a decrease in the Company's holdings of cash and cash equivalents during the six months ending June 30, 1996. Cash and cash equivalents decreased by $18.1 million to $38.0 million at June 30, 1996 from December 31, 1995. The purchase, net of maturities, of $64.4 million in the U.S. governmental agency securities portfolio occurred during the six months ending June 30, 1996. The funds used to purchase these securities originated from an increase in the Company's interest bearing deposits of $30.3 million. The Company increased its savings accounts by $11.4 million, while increasing its newly introduced money market checking account balances by $21.2 million during the six months of 1996. These increases were partially offset by a decline in certificates of deposit balances of $2.3 million during the six months ending June 30, 1996. The Company originated a total of $13.1 million in commercial real estate loans, of which, $10.3 million were originated in the second quarter and $2.8 million in the first quarter of 1996. Off-setting these originations, the Company experienced a total of $23.9 million, $15.4 million for the second quarter and $8.5 million for the first quarter, in loan reductions. Included in the $15.4 million second quarter loans reduction was the bulk loan sale transaction of $9.5 million of nonaccrual and TDR loans. The Company transferred a total of $1.4 million of loans to OREO during the six months ending June 30, 1996.
     Pacific Crest Investment's ability to pay dividends to the parent is restricted by California state law, which requires that sufficient retained earnings are available to pay the dividend. At June 30, 1996 Pacific Crest Investment and Loan had deficit retained earnings of $1.98 million. Under California state law, this deficit would have to be turned into a positive figure before dividends could be paid from Pacific Crest Investment to the parent. Therefore it is unlikely Pacific Crest Investment will be able to pay dividends to its parent in 1996. Further, Pacific Crest Investment, under the terms of a regulatory Memorandum of Understanding, must receive regulatory approval to pay a dividend to its parent.

Part II - OTHER INFORMATION


ITEM 1    LEGAL PROCEEDINGS

          Not applicable.

ITEM 2    CHANGES IN SECURITIES

          Not applicable.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On Thursday, May 23, 1996 the Annual Meeting of Shareholders of the Company was held for the purpose of electing two people to the Board of Directors for a term of three years and to serve until his or her successor is elected and qualified. The nominees were Richard S. Orfalea and Gary Wehrle. A total of 2,796,919 shares were represented
          at the Meeting.   2,794,723 shares were cast "For" the election of Mr.
          Orfalea, and 2,196 shares were "WITHHELD" from voting in the election. 2,794,839 shares were cast "For" the election of Mr. Wehrle, and 2,080 shares were "WITHHELD" from voting in the election. There was a total of 162,779 shares that "ABSTAINED" from voting in the election.

          In addition, a proposal to approve the 1996 Non-Employee Directors' Stock Purchase Plan ("Plan") was voted on. 2,761,912 shares were cast "For" the approval of the Plan, 24,506 shares were cast "Against" the Plan. There was a total of 6,332 shares that "ABSTAINED" from casting a vote on the Plan.

ITEM 5    OTHER INFORMATION

          Not applicable.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          Not applicable.

     (B)  REPORTS ON FORM 8-K:

          The Company filed no reports on Form-8K during the quarter ended June 30, 1996.

                                   SIGNATURES








     Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           PACIFIC CREST CAPITAL, INC.



Date:     AUGUST 8, 1996                               S/GARY WEHRLE
                                           -------------------------------------
                                                       Gary Wehrle
                                           President and Chief Executive Officer



Date:     AUGUST 8, 1996                             S/ROBERT J. DENNEN
                                         ---------------------------------------
                                                  Robert J. Dennen
                                         Vice President, Chief Financial Officer
                                                  Corporate Secretary