Form 10-Q
period 1996-09-30
PACIFIC CREST CAPITAL INC
filed 1996-11-13
CIK 912048

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     FOR THE TRANSITION PERIOD FROM ____________ TO _____________

COMMISSION FILE NUMBER  0-22732

                          PACIFIC CREST CAPITAL, INC.
--------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                    95-4437818
-----------------------------                  --------------------------
(STATE OF OTHER JURISDICTION                        (I.R.S. EMPLOYER
 OF INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

     30343 CANWOOD STREET
    AGOURA HILLS, CALIFORNIA                               91301
-------------------------------                --------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)


                                (818) 865-3300
--------------------------------------------------------------------------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                NOT APPLICABLE
--------------------------------------------------------------------------------
             (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
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


NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF OCTOBER 25, 1996.


      TITLE OF EACH CLASS                  NUMBER OF SHARES OUTSTANDING
      -------------------                  ----------------------------
  COMMON STOCK, $.01 PAR VALUE                       2,959,698

                          PACIFIC CREST CAPITAL, INC.

                                   FORM 10-Q

                                     INDEX

                                                                                     Page No.

Part I - FINANCIAL INFORMATION.................................................          1

   Item I:  Financial Statements...............................................          1

        Consolidated Balance Sheets............................................          1

        Consolidated Statements of Operations..................................          2

        Consolidated Statements of Shareholders' Equity........................          3

        Consolidated Statements of Cash Flows..................................          4

        Notes to Consolidated Financial Statements.............................          5

        Item 2:  Management's Discussion and Analysis of Financial Condition
        and Results of Operations..............................................          8

Part II - OTHER INFORMATION....................................................         19

SIGNATURES.....................................................................         20


                          PACIFIC CREST CAPITAL, INC.
                          CONSOLIDATED BALANCE SHEETS


                   SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
-----------------------------------------------------------------------------------
                                                       September 30,   December 31,
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)              1996             1995
-----------------------------------------------------------------------------------
                                                        (UNAUDITED)
Assets
Cash                                                    $  2,530       $     2,118
Certificates of deposit                                      300               300
Securities purchased under resale agreements               8,394            53,749
-----------------------------------------------------------------------------------
Cash and cash equivalents                                 11,224            56,167
-----------------------------------------------------------------------------------
U.S. government agency securities (Note 5):
      Held to maturity, at amortized cost                 25,900                 -
      Available for sale, at market                       33,037                 -
Loans
     Commercial mortgage                                 181,503           191,481
     Residential mortgage                                  1,972             3,142
     Installment and other                                 3,752             2,155
-----------------------------------------------------------------------------------
Total loans                                              187,227           196,778
Allowance for loan losses                                  3,158             4,500
-----------------------------------------------------------------------------------
Net loans                                                184,069           192,278
Accrued interest receivable                                2,802             1,547
Prepaid expenses and other assets                            747               219
Deferred income taxes                                      3,225             3,979
Other real estate owned                                    3,581             4,355
Premises and equipment                                       540               564
-----------------------------------------------------------------------------------
Total assets                                            $265,125       $   259,109
-----------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing deposits:
     Savings accounts                                   $159,458       $   173,725
     Certificates of deposit                              57,016            60,785
     Money market checking                                21,834                 -
-----------------------------------------------------------------------------------
Total deposits                                           238,308           234,510

Accrued interest and other liabilities                     2,855             2,647
-----------------------------------------------------------------------------------
Total liabilities                                        241,163           237,157
-----------------------------------------------------------------------------------

Shareholders' equity (Notes 6 and 7):
    Common stock, $.01 par value, 10,000,000
      shares authorized, 2,959,698 shares issued and
      outstanding at September 30, 1996,
      2,953,748 shares issued and outstanding at
      December 31, 1995                                   27,838            27,813
Accumulated deficit                                       (3,642)           (5,861)
Unrealized gain on securities available for sale,
        net of taxes                                          21                 -
Common stock in Treasury, at cost, 30,000 shares            (255)                -
-----------------------------------------------------------------------------------
Total shareholders' equity                                23,962            21,952
-----------------------------------------------------------------------------------
Total liabilities and shareholders' equity              $265,125       $   259,109
===================================================================================

Book value per common share (Note 3)                    $   8.10       $      7.43
===================================================================================
See accompanying notes.





                          PACIFIC CREST CAPITAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                 FOR THE QUARTER ENDED            FOR THE NINE MONTHS ENDED
                                                     SEPTEMBER 30,                        SEPTEMBER 30,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)         1996       1995                    1996        1995
------------------------------------------------------------------------------------------------------------
Interest income:
    Interest on loans, including fees                   $5,086    $5,306                  $16,008     $15,191
    Securities purchased under resale agreements           356       358                    2,028         569
    Certificates of deposit                                  4         4                       12          12
    U.S. government agency securities
       Available for sale                                  645         -                      946           -
       Held to maturity                                    491       280                      818       1,743
----------------------------------------------------------------------------------------------------------------
Total interest income                                    6,582     5,948                   19,812      17,515
Interest expense:
     Savings accounts                                    2,305     1,940                    7,112       5,609
     Certificates of deposit                               740     1,018                    2,376       3,307
     Money market checking accounts                        279         -                      569           -
     Reverse repurchase agreements                           -         -                        -          15
----------------------------------------------------------------------------------------------------------------
Total interest expense                                   3,324     2,958                   10,057       8,931
----------------------------------------------------------------------------------------------------------------
Net interest income                                      3,258     2,990                    9,755       8,584
Provision for loan losses                                  550       797                    1,650         904
----------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses      2,708     2,193                    8,105       7,680
Noninterest income:
     Recovery on investment securities                      75       650                      425         845
     Gain on sale of deposits                              264         -                      264           -
     Other noninterest income                              330       167                      674         354
----------------------------------------------------------------------------------------------------------------
          Total noninterest income                         669       817                    1,363       1,199
Noninterest expense:
     Valuation adjustments to other real estate owned        -        85                       70         251
       Other real estate owned expenses                     72        38                       95         133
       Salaries and employee benefits                    1,273       955                    3,378       3,125
       Net occupancy expenses                              357       367                    1,139       1,152
       FDIC insurance premiums                              20         -                       53         301
       Credit and collection expenses                       23       145                       48         262
       Communication and data processing                   132       114                      388         365
       Other expenses                                      267       386                      697       1,093
----------------------------------------------------------------------------------------------------------------
          Total noninterest expense                      2,144     2,090                    5,868       6,682
----------------------------------------------------------------------------------------------------------------
Income before income taxes                               1,233       920                    3,600       2,197
Income tax provision (benefit)                             471       (78)                   1,381         (77)
----------------------------------------------------------------------------------------------------------------
Net income                                                 762       998                    2,219       2,274
----------------------------------------------------------------------------------------------------------------
Preferred dividends declared                                 -      (306)                       -        (920)
Net income applicable to common stock                   $  762    $  692                  $ 2,219     $ 1,354
================================================================================================================
Per share data (Note 3):
Primary earnings per common share                       $ 0.25    $ 0.63                  $  0.74     $  1.23
----------------------------------------------------------------------------------------------------------------
Weighted average common shares
   outstanding (in thousands)                            2,995     1,102                    2,999       1,102
================================================================================================================
Fully diluted earnings per common share                 $ 0.25    $ 0.38                  $  0.74     $  0.85
----------------------------------------------------------------------------------------------------------------
Weighted average fully diluted common shares
   outstanding (in thousands)                            2,995     2,661                    3,004       2,661
================================================================================================================

See accompanying notes.



                          PACIFIC CREST CAPITAL, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                                UNREALIZED
                                                                                                 GAIN ON
                                                  PREFERRED STOCK     COMMON STOCK    ACCUM-    SECURITIES  TREASURY STOCK
(DOLLARS AND SHARES                               ---------------     ------------    ULATED    AVAILABLE   --------------
   IN THOUSANDS)                                   SHARES  AMOUNT    SHARES  AMOUNT   DEFICIT    FOR SALE   SHARES  AMOUNT
--------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1994                      561   $ 12,843    1,102   $14,970   $(8,185)   $   -        -   $   -
Dividends on preferred stock                         -          -        -         -      (920)       -        -       -
Conversion of preferred stock                     (561)   (12,843)   1,852    12,843         -        -        -       -
Net income                                           -          -        -         -     3,244        -        -       -
--------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1995                        -   $      -    2,954   $27,813   $(5,861)   $   -        -   $   -
--------------------------------------------------------------------------------------------------------------------------
Issuance of stock under employee
   stock purchase plan (unaudited)                   -          -        6        25         -        -        -       -
Unrealized gain on securities
   available for sale, net of
   taxes (unaudited)                                 -          -        -         -         -       21        -       -
Purchase of Treasury
   shares (unaudited)                                -          -        -         -         -        -      (30)   (255)
Net income (unaudited)                               -          -        -         -     2,219        -        -       -
--------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 1996                       -   $      -    2,960   $27,838   $(3,642)   $  21      (30)  $(255)
--------------------------------------------------------------------------------------------------------------------------

See accompanying notes.


                        PACIFIC CREST CAPITAL, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                                                           1996            1995
--------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income                                                              $  2,219         $ 2,274
     Adjustments to reconcile net income
        to net cash provided by operating activities:
          Recovery on investment securities                                      (425)           (845)
          Provision for loan losses                                             1,650             904
          Valuation adjustments to OREO                                            70             251
          Depreciation and amortization                                           166             188
          Amortization of deferred loan fees                                     (795)           (538)
          Amortization/accretion of securities                                     36              66
      Changes in operating assets and liabilities:
          Accrued interest receivable                                          (1,255)            201
          Prepaid expenses and other assets                                      (483)           (494)
          Deferred income taxes                                                   739             (79)
          Accrued interest and other liabilities                                  208             224
--------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                  2,130           2,152

INVESTING ACTIVITIES
     Purchase of securities held to maturity                                  (33,900)              -
     Purchase of securities available for sale                                (54,568)              -
     Proceeds from maturities of securities held to maturity                    8,000          41,249
     Proceeds from maturities of securities available for sale                 21,531
     Proceeds from recovery on investment securities                              380             788
     Net increase in loans                                                     (4,455)        (11,882)
     Proceeds from loan sales                                                   9,032               -
     Purchases of equipment and leasehold improvements, net                      (142)            (49)
     Proceeds from sale of other real estate owned                              3,481           1,780
--------------------------------------------------------------------------------------------------------
     Net cash (used in) provided by investing activities                      (50,641)         31,886

FINANCING ACTIVITIES
     Preferred stock cash dividends                                                 -            (920)
     Reduction of savings deposits from branch sale                           (20,989)              -
     Reduction of time deposits from branch sale                               (7,202)              -
     Net increase/(decrease) in CDs                                             3,433         (21,914)
     Net increase in money market checking                                     21,834               -
     Net increase in savings accounts                                           6,722           9,433
     Proceeds from the issuance of common stock                                    25               -
     Purchase of treasury stock, at cost                                         (255)              -
--------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) financing activities                        3,568         (13,401)

Net (decrease)/increase in cash and cash equivalents                          (44,943)         20,637
Cash and cash equivalents at beginning of period                               56,167           6,204
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                  $  11,224         $26,841
--------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                                               $  10,083         $ 9,032
     Income taxes                                                           $     745         $     2
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Transfers from loans to other real estate owned                             $   2,836         $ 5,601
--------------------------------------------------------------------------------------------------------
See accompanying notes.



                          PACIFIC CREST CAPITAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                              September 30, 1996

--------------------------------------------------------------------------------
NOTE 1.    BASIS OF PRESENTATION
--------------------------------------------------------------------------------
    The interim financial statements included herein have been prepared by Pacific Crest Capital, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Pacific Crest Capital, Inc. together with its subsidiary is referred to as the "Company". Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's latest Annual Report. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements, and the results of its operations for the interim period ended September 30, 1996, have been included. Certain reclassifications have been made to prior year amounts to conform to the 1996 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

--------------------------------------------------------------------------------
NOTE 2.    INCOME TAXES
--------------------------------------------------------------------------------
   For the quarter and nine months ended September 30, 1996, the Company estimated its provision for income taxes at $471,000 and $1.4 million or 38.2% and 38.4% respectively. The difference between the Company's statutory tax rate of 41.5% and its effective rates for the quarter and nine months ended September 30, 1996 is due to California tax deductions (credits) generated by the Company on loans made in special tax zones within California.

   The Company's income tax provision for the quarter and nine months ended September 30, 1995, was offset by a like reduction in the Company's tax valuation reserves. The 1995 third quarter and nine months tax provision of $390,000 and $932,000, respectively, representing a combined federal and state tax rate provision of 42.4%, was offset by tax valuation reserves of $468,000 and $1.0 million for the quarter and nine months ended September 30, 1995, respectively.

--------------------------------------------------------------------------------
NOTE 3.    COMPUTATION OF BOOK VALUE AND EARNINGS PER COMMON SHARE
--------------------------------------------------------------------------------
   Book value per common share was calculated by dividing total shareholders' equity by the number of common shares outstanding at September 30, 1996 and December 31, 1995. The number of common shares outstanding was 2,959,698 at September 30, 1996 and 2,953,748 at December 31, 1995.

   The primary earnings per common share for the third quarter and nine months ended September 30, 1996 were determined by dividing net income applicable to common stock of $762,000 and $2,219,000, respectively by the weighted average common shares outstanding of 2,995,000 and 2,999,000, respectively. The fully diluted earnings per common share for the third quarter and nine months ended September 30, 1996, were determined by dividing net income applicable to common stock of $762,000 and $2,219,000, respectively by the weighted average fully diluted common shares outstanding of 2,995,000 and 3,004,000, respectively. The common shares outstanding were adjusted to reflect the number of common stock equivalents outstanding based on the number of outstanding stock options issued by the Company utilizing the Treasury stock method.

   The primary earnings per common share for the third quarter and nine months ended September 30, 1995 were determined by decreasing the net income of $998,000 and $2,274,000, respectively by the amount of preferred dividends declared of $306,000 and $920,000, respectively, resulting in net income applicable to common stock of $692,000 for the quarter and $1,354,000 for the nine months ended September 30, 1995. This amount was then divided by the weighted average common shares outstanding of 1,102,000 for the quarter and nine months ended September 30, 1995. The fully diluted earnings per common share for the third quarter and nine months ended September 30, 1995 was determined by dividing net income of $998,000 and $2,274,000, respectively by the weighted average fully diluted common shares outstanding of 2,661,000 for the quarter and nine months ended September 30, 1995.

--------------------------------------------------------------------------------
NOTE 4.    CONTINGENCIES
--------------------------------------------------------------------------------
LITIGATION

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

REGULATORY MATTERS

   On January 27, 1995, the Board of Directors of the Company's subsidiary, Pacific Crest Investment and Loan (Pacific Crest Investment) entered into a revised memorandum of understanding ("Memorandum") with the Federal Deposit Insurance Corporation ("FDIC") and the California Department of Corporations ("DOC"). The provisions of the Memorandum are effective until such time as the FDIC modifies, terminates or suspends the Memorandum. Under the provisions of the Memorandum, Pacific Crest Investment agreed to maintain its leverage capital ratio to at least 7% of total assets. Pacific Crest Investment's leverage capital ratio was 8.92% as of September 30, 1996. In addition, Pacific Crest Investment agreed to reduce the level of assets classified as "substandard" by the FDIC. Management believes Pacific Crest Investment is in compliance with the Memorandum at September 30, 1996. Under the terms of the Memorandum, cash dividend payments by Pacific Crest Investment must be approved, in writing, by the FDIC and are subject to maintenance of the aforementioned leverage capital ratios.

--------------------------------------------------------------------------------
NOTE 5.    INVESTMENT SECURITIES
--------------------------------------------------------------------------------
   Investment securities, at September 30, 1996, consist of U.S. government agency issued securities as follows:

-----------------------------------------------------------------------------------------------------------

                                               WEIGHTED    CURRENT    AMORTIZED   FAIR MARKET  UNREALIZED
(DOLLARS IN THOUSANDS)                       AVERAGE LIFE   YIELD     BOOK VALUE     VALUE     GAIN/(LOSS)
-----------------------------------------------------------------------------------------------------------
      U.S. government agency issued
         securities:
                    Held to maturity          7.0 years     7.59%     $ 25,900     $25,903     $     3
                    Available for sale:       3.2 years     6.87%       33,000      33,037          37
-----------------------------------------------------------------------------------------------------------
Total Investment Securities                                 7.16%     $ 58,900     $58,940     $    40
-----------------------------------------------------------------------------------------------------------


   Subsequent to September 30, 1996, $10.9 million of held to maturity and $15.0 million of available for sale for a total of $25.9 million of agency securities were called and redeemed by the issuing agency. Of the $25.9 million in redemptions, the Company had reinvested $15.0 million in U.S. agency securities by November 5, 1996.

   The Company has an interest in a corporate debt security that was written off during 1994. The Company recorded a recovery on this security of $350,000 and $75,000 during the second and third quarter of 1996, respectively. The Company had recorded a recovery of $650,000 on this same security during the third quarter of 1995.

   Included in the financial statements for the nine months ended September 30, 1995, are gross realized gains of $195,000 resulting from cash receipts from a collateralized mortgage obligation residual, (CMO Residual).

--------------------------------------------------------------------------------
NOTE 6.    CAPITAL
--------------------------------------------------------------------------------
   The Company purchased 30,000 shares of its common stock in the open market on July 29, 1996 at a purchase price of $8.50 per share. The purchase of these shares are to be held by the Company at cost, as treasury stock. The 30,000 shares were purchased using excess cash of the Parent Company.

--------------------------------------------------------------------------------
NOTE 7.    DIVIDENDS
--------------------------------------------------------------------------------
   As a Delaware corporation, Pacific Crest Capital, Inc., (the parent), may pay common dividends out of surplus or, if there is no surplus, from net profits for the current and preceding fiscal year. The parent has approximately $328,000 in cash plus investments less current liabilities at September 30, 1996. Due to the financial circumstances affecting the payment of dividends from Pacific Crest Investment to the parent (as described in the next paragraph), Pacific Crest Investment does not currently have the ability, under California state law, to pay dividends to the parent and it is highly unlikely that it will have such dividend paying ability until 1997. Without dividends from Pacific Crest Investment, the parent must rely solely on existing cash and investments which total $409,000 at September 30, 1996. This amount is also necessary to pay future operating expenses and existing current liabilities of the parent and for the future possible infusion of capital into Pacific Crest Investment. The parent also holds 30,000 shares of capital stock, as Treasury Stock, which could be sold to raise cash if additional liquidity were needed.

   Pacific Crest Investment's ability to pay dividends to the parent is restricted by California state law, which requires that retained earnings are available to pay such dividends. At September 30, 1996, Pacific Crest Investment and Loan had deficit retained earnings of $1.2 million. Under California state law, this deficit would have to be turned into a positive figure before dividends could be paid from Pacific Crest Investment to the parent. Therefore, it is unlikely Pacific Crest Investment will be able to pay dividends to its parent in 1996. Further, Pacific Crest Investment, under the terms of the Memorandum, as described above, must receive regulatory approval to pay a dividend to its parent.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following is management's discussion and analysis of the major factors that influenced the financial performance of Pacific Crest Capital and its wholly owned subsidiary, Pacific Crest Investment for the quarter and nine months ended September 30, 1996. This analysis should be read in conjunction with the Company's 1995 Annual Report and with the unaudited financial statements and notes as set forth on pages 1 through 7 of this report.

-------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL DATA                                                        FOR THE THREE MONTHS ENDED
                                                              -----------------------------------------------------------
                                                               9/30/96      6/30/96     3/31/96     12/31/95    9/30/95
                                                              -----------------------------------------------------------
(DOLLARS IN THOUSANDS)                                        Unaudited    Unaudited   Unaudited               Unaudited
-------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCE

     Average Loans                                            $183,738     $189,004     $195,016    $191,249    $182,822
     Average Earning Assets                                    273,636      279,720      269,504     235,968     225,281
     Average Assets                                            282,184      287,411      276,782     246,363     231,800
     Average Deposits                                          256,359      262,243      251,975     222,859     209,695
     Average Equity                                             23,483       22,894       22,172      21,328      20,260

PERFORMANCE RATIOS
     Return on average assets                                     1.08%        1.04%        1.03%       1.57%       1.19%
     Return on average common equity                             12.98%       13.03%       12.81%      18.17%      13.66%
     Net interest margin                                          4.74%        4.58%        4.93%       5.19%       5.27%

CAPITAL AND LEVERAGE RATIOS
   Risk-based capital ratios:
     Tier one                                                    11.32%       10.90%        9.80%       9.48%       9.11%
     Total                                                       12.57%       12.16%       11.06%      10.74%      10.37%
   Leverage capital ratio                                         8.92%        7.87%        7.29%       7.82%       7.82%

ASSET QUALITY RATIOS
     Allowance for loan losses to total loans                     1.69%        1.82%        2.56%       2.29%       2.48%
     Allowance for loan losses to nonaccrual loans              192.10%       77.60%       70.30%      90.30%     132.20%
     Total nonaccrual loans and OREO to total assets              1.97%        2.51%        3.96%       3.60%       3.06%


FINANCIAL CONDITION

SUMMARY OF CHANGES IN BALANCE SHEET
SEPTEMBER 30, 1996 COMPARED TO DECEMBER 31, 1995

   Total assets of the Company increased to $265.1 million at September 30, 1996, from $259.1 million at December 31, 1995, a $6.0 million increase. This increase reflects the purchase of approximately $58.9 million of investment securities, net of maturities, during the first nine months of 1996 offset by a decline of $45.4 million in Repurchase Agreements and a $8.2 million decline in net loans. The Company funded the purchase of government agency securities by decreasing its holdings in cash and cash equivalents by $44.9 and by increasing its interest bearing liabilities by $3.8 million to $238.3 million at September 30, 1996 from $234.5 million at December 31, 1995. The increase in interest bearing liabilities reflects an increase in new deposits of $32.0 million, primarily due to the growth in the Company's money market checking account balances that grew to $21.8 million from January 1996 to September 30, 1996. Significantly offsetting the growth in deposits was the sale of the Company's San Francisco branch in September 1996, which resulted in the sale of $21.0 million in savings deposits, $7.2 million in time deposits, for a total sale of $28.2 million in deposit liabilities. The

Company sold its San Francisco branch as part of a realignment of its strategic goal in focusing its retail deposit activity in the Southern California area.

   Loans, net of deferred fees and the allowance for loan losses, decreased by $8.2 million to $184.1 million at September 30, 1996, from $192.3 million at December 31, 1995. The Company originated $31.2 million in new real estate and business loans during the nine months ended September 30, 1996. Off-setting these originations, the Company experienced $33.8 million in loan payoffs and loan sales, and $3.7 million in loan transfers to other real estate owned, during the nine months ended September 30, 1996. Included in the $33.8 million loan payoff and sales figure was a bulk loan sale of $9.5 million of nonaccrual and troubled debt restructured loans. The Company is currently in negotiations with a Southern California financial institution to purchase between $15 and $22 million in commercial real estate loans. This purchase is expected to close in the fourth quarter of 1996, however, there can be no assurance that this transaction will be consummated.

ALLOWANCE FOR LOAN LOSSES

   The allowance for loan losses at September 30, 1996, decreased by $1.3 million from the level at December 31, 1995, and represents 1.69% of outstanding loans at September 30, 1996. This compares with 2.29% of outstanding loans at December 31, 1995. The overall reduction in the general loan loss reserve from $4.5 million to $3.2 million during the nine months ended September 30, 1996 reflects net charge-offs of $3.0 million partially offset by the addition of $1.65 million in loan loss provision. The net loan chargeoffs of $3.0 million for the nine months ended September 30, 1996 included $2.3 million in chargeoffs on substandard loans sold in the second and third quarters of 1996. Management and the Board of Directors regularly review loan performance and the adequacy of the allowance for loan losses.

   The following table sets forth certain information with respect to the Company's allowance for loan losses and valuation adjustment to OREO as of the dates or for the periods indicated:


                                                                AT OR FOR THE PERIOD
ALLOWANCE FOR LOAN LOSSES                                       ENDED SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                                            1996            1995
----------------------------------------------------------------------------------------
Balance at beginning of period:                                  $4,500          $8,075
Commercial real estate mortgages:
Chargeoffs                                                        3,202           4,245
Recoveries                                                          210               -
Provision for loan losses:                                        1,650             904
-----------------------------------------------------------------------------------------
Balance at end of period:                                        $3,158          $4,734
----------------------------------------------------------------------------------------
Allowance for loan losses as a % of loans                          1.69%           2.48%
Net loan Charge-offs                                             $2,992          $4,245
Valuation adjustment to OREO                                         70             251
-----------------------------------------------------------------------------------------
Total net loan Charge-offs & OREO valuation adjustment           $3,062          $4,496
-----------------------------------------------------------------------------------------



NON-PERFORMING AND RESTRUCTURED ASSETS

   The following table sets forth loans accounted for on a nonaccrual basis, OREO and loans that were "troubled debt restructurings" at the dates indicated:


                                                                SEPTEMBER 30,    DECEMBER 31,
(DOLLARS IN THOUSANDS)                                             1996              1995
----------------------------------------------------------------------------------------------
Nonaccrual loans                                                 $1,644         $4,985
Other real estate owned                                           3,581          4,355
----------------------------------------------------------------------------------------------
Total nonaccrual loans and OREO                                   5,225          9,340
----------------------------------------------------------------------------------------------
Total nonperforming assets to total assets                         1.97%          3.60%
----------------------------------------------------------------------------------------------
Troubled debt restructurings                                       $719         $8,757
----------------------------------------------------------------------------------------------


   The following tables represent the major components of the changes in the nonaccrual loans and OREO assets for the nine months ended September 30, 1996 and 1995:


NONACCRUAL LOAN ACTIVITY                                         SEPTEMBER 30,   SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                                             1996             1995

----------------------------------------------------------------------------------------------
Nonaccrual loans at the beginning of the period                   $4,985         $9,779
      Nonaccrual loan additions                                    4,422          7,708
      Loans returned to accrual status                              (377)        (4,367)
      Loans transferred to OREO                                   (2,836)        (5,601)
      Net loan charge-offs                                        (1,678)        (2,597)
      Loan payments and loan sale                                 (2,872)        (1,340)
      Net change/activity                                         (3,341)        (6,197)
-----------------------------------------------------------------------------------------------
Nonaccrual loans at the end of the period                         $1,644          $3,582
-----------------------------------------------------------------------------------------------

OTHER REAL ESTATE OWNED ACTIVITY                                 SEPTEMBER 30,   SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                                              1996             1995
-----------------------------------------------------------------------------------------------
OREO at the beginning of the period                               $4,355         $5,724
      Transfers from loans                                         2,836          5,601
      OREO valuation adjustments                                     (70)          (251)
      Sales of OREO properties                                    (3,540)        (7,381)
-----------------------------------------------------------------------------------------------
      Net change/activity                                           (774)        (2,031)
-----------------------------------------------------------------------------------------------
OREO balance at the end of the period                             $3,581         $3,693
-----------------------------------------------------------------------------------------------


NONACCRUAL LOANS

   Nonaccrual loans are loans, not classified as "troubled debt restructurings" or OREO, that show little or no current payment ability. These loans are supported, however, by collateral or cash flow that support the collectibility of the Company's remaining book balance, after consideration of the allowance for loan losses. The Company had four nonaccrual loans at September 30, 1996, totaling $1.64 million. The Company sold two of its nonaccrual loans during June of 1996 as part of its bulk loan sale transaction. The contractual loan balances net of deferred fees of the nonaccrual loans sold in the second quarter was $2.4 million, the amount of chargeoff taken on these loans was $587,000 and the net proceeds received on these two loans was $1.81 million. Additionally, in August, the Company sold a nonaccrual loan independent of the bulk loan sale. The contractual loan balance of the loan sold was $865,000, the amount of the chargeoff was $360,000 and the net proceeds were $505,000. Nonaccrual loan balances are net of any prior write-offs, but any specifically assigned portions of the general allowance for loan losses are not deducted from the nonaccrual loan balances above.

OTHER REAL ESTATE OWNED

   Assets classified as OREO include foreclosed real estate owned by the Company. The Company had five properties in this category at September 30, 1996, totaling $3.58 million. The Company had one property with $1.4 million in net book value, or 39% of the Company's OREO balance. The remaining $2.18 million in OREO balances consisted of four properties.

   OREO declined to $3.58 million at September 30, 1996, from $4.36 million at December 31, 1995, a decline of $774,000 or 17.8%. This reflects the sale of eight properties with a net balance of $3.5 million during the nine months ended September 30, 1996. The Company sold three properties with a net book balance of $1.1 million during the third quarter of 1996. This compares with the sale of five properties with a net book balance of $2.4 million during the second quarter of 1996. The Company provided financing for only one OREO sale transaction during the nine months ended September 30, 1996 in the amount of $246,000. The sale of the individual OREO properties were separate transactions from the bulk loan sale transaction. The Company transferred for the quarter and nine months ending September 30, 1996, $1.66 million consisting of three loans, and $2.8 million consisting of six loans, respectively of nonaccrual loans into OREO.

TROUBLED DEBT RESTRUCTURINGS (TDR'S)

   A TDR is a loan in which the Company, for reasons related to the borrowers' financial difficulties, grants a permanent concession to the borrower, such as a reduction in the loan's fully-indexed interest rate, a reduction in the face amount of the debt, or an extension of the maturity date of the loan, that the Company would not otherwise consider. At September 30, 1996, the Company had one loan with an aggregate principal balance of $719,000 that was categorized as a TDR. The Company sold five of its TDR loans during June of 1996 as part of its bulk loan sale transaction. The contractual loan balances of the TDR loans sold was $7.06 million, expense accruals applied to the sale was $560,000, the amount of charge-offs taken on these loans was $1.31 million and the net proceeds received on these five loans was $5.19 million. TDR balances are net of any prior write-offs, but any specifically assigned portions of the allowance for loan losses are not deducted from the above TDR loan balance.

CAPITAL

   Shareholders' equity increased by $2.0 million to $24.0 million at September 30, 1996. This increase reflects the increase to shareholders' equity by the nine months of net income of $2.2 million, the $21,000 net unrealized gain on securities available for sale and the $25,000 purchase of stock under the employee stock purchase plan, offset by the $255,000 purchase of the Company's capital stock, held at cost, as treasury stock (described below).

   Pursuant to its previously announced stock buy back program, the Company purchased 30,000 shares of its common stock on July 29, 1996 at $8.50 per share. The purchase of these shares are to be held by the Company as treasury stock.

   The Company's subsidiary, Pacific Crest Investment is required to maintain certain minimum capital levels. In addition, Pacific Crest Investment must maintain certain capital ratios to be considered "well capitalized" under the prompt corrective action provisions of the FDIC Improvement Act.

   In addition to these minimums, Pacific Crest Investment is subject to the MOU that requires it to maintain a leverage capital ratio of 7.0.

   The following table sets forth Pacific Crest Investment's regulatory capital ratios at September 30, 1996, and December 31, 1995:



REGULATORY CAPITAL RATIOS         AT SEPTEMBER 30, 1996      AT DECEMBER 31, 1995
                                 =======================   ========================
                                 Minimum                   Minimum
                                 Required Actual  Excess   Required Actual  Excess
                                 -------- ------- -------- -------- ------- -------
Leverage capital ratio            4.00%    8.92%  4.92%     4.00%   7.82%   3.82%
Tier 1 risk-based capital ratio   4.00%   11.32%  7.32%     4.00%   9.48%   5.48%
Total risk-based capital ratio    8.00%   12.57%  4.57%     8.00%  10.74%   2.74%
Memorandum leverage capital ratio 7.00%    8.92%  1.92%     7.00%   7.82%   0.82%
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS

NET INTEREST INCOME ANALYSIS

The following tables, for the quarter and nine months ended September 30, 1996 and 1995, present the distribution of average assets, liabilities and stockholders' equity, the total dollar amount of interest income from average interest-earning assets, the resultant yields and the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. All average balances are daily average balances. Nonaccrual loans and nonperforming assets have been included in the table as loans and investments, respectively, having a zero yield.


AVERAGE BALANCES, INTEREST INCOME AND EXPENSE, YIELDS AND RATES

                                                                  Three Months Ended September 30,
                                                    -----------------------------------------------------------------
                                                                 1996                               1995
                                                    -----------------------------------------------------------------
                                                                 Interest    Average                Interest Average
                                                      Average    Earned/     Yield/      Average    Earned/   Yield/
(DOLLARS IN THOUSANDS)                                Balance      Paid       Rate       Balance      Paid     Rate
---------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
    Loans                                           $183,738    $ 5,086   11.01%       $182,822    $ 5,306    11.51%
    Repurchase agreements                             27,017        360    5.30%         24,870        362     5.77%
    U.S. government sponsored
        agency securities:
            Available for sale                        36,981        645    6.98%              -          -        -
            Held to maturity                          25,900        491    7.58%         17,589        280     6.37%
---------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets                   $273,636    $ 6,582    9.57%       $225,281    $ 5,948    10.47%
    Other real estate owned                            3,492                              3,654
    Other noninterest earning assets                   8,215                              7,025
    Less allowance of loan losses                      3,159                              4,160
    Total assets                                    $282,184                           $231,800
---------------------------------------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES:
     Savings accounts                               $179,031      2,305    5.12%       $138,419      1,940     5.56%
     Certificates of deposit                          54,822        740    5.37%         71,276      1,018     5.67%
     Money market checking                            22,506        279    4.93%              -          -        -
     Other borrowings                                      -          -       -               -          -        -
---------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities              256,359      3,324    5.16%        209,695      2,958     5.60%
     Non interest-bearing liabilities                  2,342                              1,845
     Shareholders' equity                             23,483                             20,260
---------------------------------------------------------------------------------------------------------------------
     Total liabilities and
         shareholders' equity                       $282,184                           $231,800
---------------------------------------------------------------------------------------------------------------------
     Net interest income                                        $ 3,258                            $ 2,990
     Net interest rate spread                                              4.41%                               4.87%
     Net interest-earning assets                    $ 17,277                           $ 15,586
     Net interest margin                                                   4.74%                               5.27%
     Average interest-earning assets to
         average interest bearing liabilities                      1.07                               1.07
---------------------------------------------------------------------------------------------------------------------



AVERAGE BALANCES, INTEREST INCOME AND EXPENSE, YIELDS AND RATES

                                                                        Nine Months Ended September 30,
                                                         ----------------------------------------------------------------
                                                                    1996                              1995
                                                         ----------------------------------------------------------------
                                                                      Interest     Average              Interest   Average
                                                           Average    Earned/      Yield/     Average    Earned/    Yield/
(DOLLARS IN THOUSANDS)                                     Balance      Paid        Rate      Balance     Paid      Rate
---------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
    Loans                                                $ 189,233    $16,008        11.30%   $183,077    $15,191    11.09%
    Repurchase agreements                                   51,363      2,040         5.31%     13,374        581     5.81%
    U.S. government sponsored
        agency securities:
            Available for sale                              18,829        946         6.70%          -          -        -
            Held to maturity                                14,859        818         7.34%     37,274      1,743     6.23%
---------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets                        $ 274,284    $19,812         9.65%   $233,725    $17,515    10.02%
    Other real estate owned                                  4,082                               4,821
    Other noninterest earning assets                         8,014                               7,347
    Less allowance of loan assets                            4,254                               6,131
---------------------------------------------------------------------------------------------------------------------------
    Total assets                                         $ 282,126                            $239,762
---------------------------------------------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES:
     Savings accounts                                    $ 183,125      7,112         5.19%   $135,764      5,609     5.52%
     Certificates of deposit                                58,308      2,376         5.44%     81,375      3,307     5.43%
     Money market checking                                  15,424        569         4.93%          -          -        -
     Other borrowings                                            -          -            -         319         15     6.29%
---------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities                    256,857     10,057         5.23%    217,458      8,931     5.49%
     Non interest-bearing liabilities                        2,417                               2,423
     Shareholders' equity                                   22,852                              19,881
---------------------------------------------------------------------------------------------------------------------------
     Total liabilities and
         shareholders' equity                            $ 282,126                            $239,762
---------------------------------------------------------------------------------------------------------------------------
     Net interest income                                              $ 9,755                             $ 8,584
     Net interest rate spread                                                         4.42%                           4.53%
     Net interest-earning assets                         $  17,427                            $ 16,267
     Net interest margin                                                              4.75%                           4.91%
     Average interest-earning assets to
         average interest-bearing liabilities                            1.07                                1.07
---------------------------------------------------------------------------------------------------------------------------


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


                                               For the Quarter Ending      For the Nine months ending
                                                 September 30, 1996            September 30, 1996
                                             --------------------------------------------------------
                                               1996 compared to 1995         1996 compared to 1995
                                             Increase (decrease) due to    Increase (decrease) due to
                                             --------------------------------------------------------
                                                                 Net                            Net
(DOLLARS IN THOUSANDS)                         Volume    Rate   Change       Volume    Rate    Change
-----------------------------------------------------------------------------------------------------
CHANGES IN INTEREST INCOME
  Loans                                     $  27     $(247)  $(220)       $   511   $ 306    $  817
  Repurchase agreements                        31       (33)     (2)         1,652    (193)    1,459
  U.S. Government agency securities:
         Available for sale                   645         -     645            946       -       946
         Held to maturity                     133        78     211         (1,045)    120      (925)
-----------------------------------------------------------------------------------------------------
  Total change in interest income             836      (202)    634          2,064     233     2,297
-----------------------------------------------------------------------------------------------------
CHANGES IN INTEREST EXPENSE
  Savings accounts                            565      (200)    365          1,957    (454)    1,503
  Certificates of deposit                    (233)      (45)   (278)          (938)      7      (931)
  Money market checking                       279         -     279            569       -       569
  Other borrowings                              -         -       -            (15)      -       (15)
-----------------------------------------------------------------------------------------------------
  Total change in interest expense            611      (245)    366          1,573    (447)    1,126
-----------------------------------------------------------------------------------------------------
    Changes in net interest income          $ 225     $  43   $ 268        $   491   $ 680    $1,171
-----------------------------------------------------------------------------------------------------


DETAILED COMPARISONS OF FINANCIAL RESULTS

EARNINGS PERFORMANCE

   Net income was $762,000 (or $.25 per common share on a fully diluted basis) for the quarter ended September 30, 1996, compared to $998,000 (or $0.38 per common share on a fully diluted basis) for the corresponding period in 1995.
Net income for the nine months ended September 30, 1996 was $2.2 million (or $.74 per common share on a fully diluted basis) compared to $2.3 million (or $0.85 per common share on a fully diluted basis) for the corresponding period in 1995. The conversion of the preferred stock during the fourth quarter of 1995 impacted the earnings per share calculation, by increasing the weighted average common shares outstanding by approximately 293,000 shares. This dilution impacted the quarterly and nine months 1996 EPS calculation by $.03 and $.08 per share, respectively.

NET INTEREST INCOME

   Net interest income increased by $268,000 or 9.0% to $3.3 million for the quarter ended September 30, 1996 and increased by $1.17 million or 13.6% to $9.76 million for the nine months ended September 30, 1996 compared to the same periods of 1995. The increase in net interest income during the quarter and nine months ended September 30, 1996 was the result of an increase of $48.4 million and $40.6 million, respectively in the Company's average interest earning assets between the 1996 and 1995 periods.

TOTAL INTEREST INCOME

   Total interest income increased by $634,000 or 10.7% to $6.6 million for the quarter ended September 30, 1996 and increased by $2.3 million or 13.1% to $19.8 million for the nine months ended September 30, 1996, compared to the same periods of 1995. These increases were primarily due to an increase in the average interest earning asset balances of $48.4 million and $40.6 million, respectively for the quarter and nine months ended September 30, 1996 over the comparable periods in 1995. Offsetting these increases were declines in the yield on the interest earning assets by 90 basis points and 37 basis points for the quarter and nine months ended September 30, 1996 compared to the same periods of 1995. The overall yields on the Company's interest earning assets decreased to 9.57% from 10.47% for the quarter ended September 30, 1996 compared to the same period of 1995. For the nine months ended September 30, 1996, the yield decreased to 9.65% from 10.02% at September 30, 1995. The decline in the yield on the Company's earning assets is partially due to the purchase of agency securities during 1996.

   Interest income on loans decreased by $220,000 to $5.1 million, a 4.1% decrease for the quarter ended September 30, 1996, compared to 1995. The decline in loan interest income for the third quarter of 1996 was primarily attributable to a decline in the loan yield, partially offset by a small increase in the average outstanding loans between the respective quarters. Loan yields declined 50 basis points from 11.5% to 11.0% for the quarters ended September 30, 1996 and 1995, respectively. This decline was attributable to the lower market rate of interest during the third quarter of 1996 compared to 1995. The average prime rate for the quarter ended September 30, 1996 was 8.25% compared to 8.75% for the quarter ended September 30, 1995. Average outstanding loans increased $916,000 between the respective quarters.

   Interest income on loans increased by $817,000 to $16.0 million, a 5.4% increase for the nine months ended September 30, 1996, compared to 1995. The increase in loan interest income for the nine months ended September 30, 1996 was primarily attributable to an increase in average outstanding loans between the respective periods. Average outstanding loans increased by $6.2 million to $189.2 million for the nine months ended September 30, 1996, compared to the same period of 1995. Also contributing to this increase was an increase of 21 basis points in loan yields. Loan yields increased from 11.1% to 11.3% for the nine months ended September 30, 1996. The increase in the loan yields between these respective periods is a result of the decrease in the average outstanding nonaccrual loan balances during 1996 as compared to 1995.

   The Company purchased a net of $58.9 million of U.S. government agency securities during 1996. The Company posted $645,000 and $946,000 in income on those securities classified as available for sale that yielded 6.98% and 6.70% for the quarter and nine months ended September 30, 1996, respectively. The Company held no securities within this category during 1995. The Company posted $491,000 and $818,000 in income on U.S. government agency securities that are classified as held to maturity during the third quarter and nine months ended September 30, 1996, that yielded 7.58% and 7.34%, respectively. The Company posted $280,000 and $1.7 million in income on U.S. government agency issued securities that are classified as held to maturity during the third quarter and nine months ended September 30, 1995, which represents a yield of 6.37% and 6.23%, respectively on this portfolio.

   Interest earned on the Company's securities purchased under resale agreements decreased by $2,000 and increased by $1.5 million respectively, for the quarter and nine months ended September 30, 1996, when compared to the same periods of 1995. These changes were primarily attributable to an increase of $2.1 million and $38.0 million respectively, in the average balance during the quarter and nine months ended September 30, 1996 compared to 1995. The Company began 1996 with $53.7 million in repurchase agreements. These funds were primarily utilized to purchase the Company's investment securities during the second and third quarters of 1996, which resulted in a decrease of $45.3 million by September 30, 1996. These increases were partially offset by decreases in the yield of 47 basis points for the quarter and 50 basis points for the nine months ended September 30, 1996. The yield decreased from 5.77% to 5.30% for the quarter and decreased from 5.81% to 5.31% for the nine months ended September 30, 1996 compared to 1995. This decrease reflects the decline in market interest rates between these periods.

TOTAL INTEREST EXPENSE

   Total interest expense for the quarter and nine months ended September 30, 1996, increased by $366,000 or 12.4% and $1.1 million or 12.6%, respectively, compared to the same periods of 1995. The primary increase in interest cost resulted from an increase in the average interest bearing deposits of $46.7 million and $39.4 million, respectively for the quarter and nine months ended September 30, 1996, as compared to the same periods of 1995. Partially offsetting these increases was a decline in the rates paid on savings deposits during these periods. The rates paid on the Company's interest bearing deposits declined from 5.60% to 5.16% or 44 basis points during the third quarter and declined from 5.49% to 5.23% or 26 basis points for the nine months ended September 30, 1996 compared to the same periods in 1995. The decline in the rates paid on the Company's deposits reflect the decline in market interest rates between the 1995 and 1996 periods and the substitution of lower rate money market checking accounts for higher rate paying certificates of deposits.

   Interest on certificates of deposit decreased by $278,000 or 27.3% for the quarter ended September 30, 1996, compared to the same period in 1995, due to a decrease of $16.4 million in average certificate of deposits outstanding for the quarter ended September 30, 1996, compared to the same period in 1995. Also contributing to this reduction in interest cost was a 30 basis point decrease on rates paid on certificates of deposit from 5.67% for the quarter ended September 30, 1995 to 5.37% for the quarter ended September 30, 1996.

   Interest on certificates of deposit decreased by $931,000 or 28.2% for the nine months ended September 30, 1996, compared to the same period in 1995, due to a decrease of $23.1 million in average certificate of deposits outstanding for the nine months ended September 30, 1996, compared to the same period in 1995. Rates paid on certificates of deposits remained flat increasing one basis point from 5.43% for the nine months ended September 30, 1995 to 5.44% for the nine months ended September 30, 1996.

   Interest on savings accounts increased by $365,000 or 18.8% for the quarter ended September 30, 1996, when compared to the same period in 1995, due to an increase in the average saving deposits. Average outstanding saving deposit balances increased by $40.6 million for the quarter ended September 30, 1996 compared to the same period in 1995. Partially offsetting this increase was a savings deposit rate decrease of 44 basis points from 5.56% for the quarter ended September 30, 1995 to 5.12% for the quarter ended September 30, 1996.

   Interest on savings accounts increased by $1.5 million or 26.8% for the nine months ended September 30, 1996, when compared to the same period in 1995, due to an increase in the average savings deposits. Average outstanding savings deposit balances increased by $47.4 million for the nine months ended September 30, 1996 compared to the same period in 1995. Partially offsetting this increase was a savings deposit rate decrease of 33 basis points from 5.52% for the nine months ended September 30, 1995 to 5.19% for the nine months ended September 30, 1996.

   The Company posted interest expense of $15,000 on other borrowings during the nine months ended September 30, 1995. The Company had no other borrowings during 1996.

   The Company introduced a money market checking product during the first quarter of 1996. The introduction of this product resulted in attracting $21.8 million in deposits during 1996. At September 30, 1996, the Company paid a deposit rate of 4.93% for the quarter and nine months ended September 30, 1996. The introduction of the money market checking product has allowed the Company to diversify its deposits with a lower rate paying savings product.

PROVISION FOR LOAN LOSSES

   During the quarter ended September 30, 1996, the Company's loan loss provision was $550,000 compared to $797,000 for the same period in 1995. For the nine months ended September 30, 1996, the provision for loan losses was $1.65 million compared to $904,000 for the same period in 1995. The 1996 provision reflects, among other factors, the sale of $9.5 million in nonaccrual and TDR loans in the second quarter and the sale of $1.9 million in loans in the third quarter of 1996. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. The calculation of the adequacy of the allowance for loan losses is based on several factors, including underlying loan collateral values, delinquency trends and historical loan loss experience. The ratio of nonaccrual loans to total loans was .88% at September 30, 1996 and 2.53% at December 31, 1995. The ratio of the allowance for loan losses to nonaccrual loans was 192% at September 30, 1996 and 90.3% at December 31, 1995. The allowance for loan losses as a percentage of loans stood at 1.69% at September 30, 1996, compared to 2.29% at December 31, 1995.

NONINTEREST INCOME

   Noninterest income for the quarter and nine months ended September 30, 1996 decreased by $148,000 and increased by $164,000, respectively as compared to the same periods in 1995. Noninterest income for the third quarter and nine months ended September 30, 1996 included a recovery on a corporate debt security of $75,000 and $425,000, respectively as compared to a recovery of $650,000 in the third quarter of 1995. Included in 1995 was the sale and receipt of payments on the Company's remaining collateralized mortgage obligation (CMO residual). The Company sold its remaining interest in its CMO residual during the second quarter of 1995 for a recovery of $195,000.

   Additionally, noninterest income included a $264,000 gain recorded on the sale of $28.2 million of the Company's San Francisco branch deposits in September of 1996.

   Other noninterest income increased by $163,000 and $320,000 for the quarter and nine months ended September 30, 1996, respectively, compared to the same periods in 1995. Increases in late fees and loan prepayment fees and rents received on OREO properties accounted for these increases.

NONINTEREST EXPENSE ANALYSIS

                                        -------------------------------- -------------------------------
                                             For the Quarter Ended          For the Nine Months Ended
                                                  September 30                    September 30
                                        -------------------------------- -------------------------------
                                           AMOUNTS     CHANGE    CHANGE      AMOUNTS     CHANGE  CHANGE
DOLLARS IN THOUSANDS                     1996    1995     $         %     1996    1995     $       %
--------------------------------------------------------------------------------------------------------
Valuation adjustments to other
      real estate owned                     -      85    (85)       -        70     251   (181)   (72%)
Other real estate owned expense            72      38     34       89%       95     133    (38)   (29%)
Salaries and employee benefits          1,273     955    318       33%    3,378   3,125    253      8%
Net occupancy expenses                    357     367    (10)      (3%)   1,139   1,152    (13)    (1%)
FDIC insurance premiums                    20       -     20        -        53     301   (248)   (82%)
Credit and collections expenses            23     145   (122)     (84%)      48     262   (214)   (82%)
Communication and data processing         132     114     18       16%      388     365     23      6%
Other expenses                            267     386   (119)     (31%)     697   1,093   (396)   (36%)
------------------------------------------------------------------------ -------------------------------
Total noninterest expense               2,144   2,090     54        3%    5,868   6,682   (814)   (12%)
------------------------------------------------------------------------ -------------------------------


NONINTEREST EXPENSE

   Noninterest expense for the quarter and nine months ended September 30, 1996 increased $54,000 and decreased $814,000, respectively over the same periods in 1995. These changes are detailed on the table above and significant changes in noninterest expense are described below.

   The valuation adjustment to OREO for the third quarter and nine months ended September 30, 1996 decreased by $85,000 and $181,000, respectively compared to the same periods in 1995. The decrease to the Company's OREO valuation adjustment is a result of the stabilization of commercial real estate values in California resulting in the Company not having to write down foreclosed real estate property subsequent to its foreclosure.

   Salaries and employee benefits for the quarter and nine months ended September 30, 1996, increased by $318,000 and $253,000, respectively, as compared to the same period in 1995. The increase is the result of the establishment and hiring of four individuals to manage the Company's SBA department during the second and third quarters of 1996, the accrual of employee bonus' during the third quarter of 1996, which were not accrued for in 1995, and severance packages paid to employees of the San Francisco branch which was sold in September of 1996.

   FDIC insurance premiums declined by $248,000, for the nine months ended September 30, 1996 compared to the same period in 1995. FDIC insurance premium rates were reduced by the FDIC during the third quarter of 1995. FDIC deposit rates are projected to increase in the near future, which may increase the Company's deposit premiums.

   Credit and collections cost for the quarter and nine months ended September 30, 1996, decreased by $122,000 and $214,000, compared to the same periods in 1995. These decreases were the result of the Company having established expense accruals on several of the larger nonaccrual accounts at the end of 1995. In addition, the Company has had a reduction in the number of delinquent nonaccrual accounts in 1996 compared to 1995.

   Other expenses for the quarter and nine months ended September 30, 1996, decreased by $119,000 and $396,000, respectively. These decreases are the result of a $100,000 reduction in the accrual of Delaware franchise taxes in the first quarter of 1996 and other expenses paid in the second and third quarter of 1995 for legal and consulting fees associated with the 1995 exchange offer of the Company's Preferred Stock.

INCOME TAX PROVISION

   For the quarter and nine months ended September 30, 1996, the Company estimated its provision for income taxes at $471,000 and $1.4 million or 38.2% and 38.4% respectively. The difference between the Company's statutory tax rate of 41.5% and its effective rates for the quarter and nine months ended September 30, 1996 is due to California tax deductions (credits) generated by the Company on loans made in special tax zones within California.

   The Company's income tax provision for the quarter and nine months ended September 30, 1995, was offset by a like reduction in the Company's tax valuation reserves. The 1995 third quarter and nine months tax provision of $390,000 and $932,000, respectively, representing a combined federal and state tax rate provision of 42.4%, was offset by tax valuation reserves of $468,000 and $1.0 million for the quarter and nine months ended September 30, 1995, respectively.


LIQUIDITY

   The Company's primary sources of funds are deposits and payments of principal and interest on loans. While maturities and scheduled principal amortization on loans are a reasonable predictable source of funds, deposit flows and mortgage loan prepayments are greatly influenced by the level of interest rates, economic conditions, and competition.

   There has been an overall decrease in the Company's holdings of cash and cash equivalents during the nine months ended September 30, 1996. Cash and cash equivalents declined by $44.9 million to $11.2 million at September 30, 1996 from $56.1 million at December 31, 1995. The decrease in the Company's cash equivalents was utilized to purchase, net of maturities, $58.9 million of U.S. governmental agency securities during 1996. In addition, the Company raised $3.8 million in savings deposits during the nine months ended September 30, 1996. The increase in interest bearing liabilities reflects a gross increase in new deposits of $32.0 million, primarily from the introduction of the Company's money market checking accounts of $21.8 million. The increase in new deposits was partially offset by the San Francisco branch sale in September 1996, which resulted in the sale of $21.0 million in savings deposits, $7.2 million in time deposits for a total of $28.2 million in sold deposits.

   Loans, net of deferred fees and the allowance for loan losses, decreased by $8.2 million to $184.1 million at September 30, 1996, from $192.3 million at December 31, 1995. The Company originated $31.2 million in real estate and business loans during the nine months ended September 30, 1996. Off-setting these originations, the Company experienced $33.8 million in loan payoffs and loan sales, and $3.7 million in gross loan transfers prior to writeoffs to other real estate owned, ("OREO") during the nine months ended September 30, 1996. Included in the $8.2 million loan reduction was a bulk loan sale of $9.5 million of nonaccrual and troubled debt restructured loans in the second quarter and $1.9 million in loans sales in the third quarter of 1996.

   Pacific Crest Investment's ability to pay dividends to the parent is restricted by California state law, which requires that sufficient retained earnings are available to pay the dividend. At September 30, 1996 Pacific Crest Investment and Loan had deficit retained earnings of $1.2 million. Under California state law, this deficit would have to be turned into a positive figure before dividends could be paid from Pacific Crest Investment to the parent. Therefore it is highly unlikely Pacific Crest Investment will be able to pay dividends to its parent until 1997. Further, Pacific Crest Investment, under the terms of a regulatory Memorandum of Understanding, must receive regulatory approval to pay a dividend to its parent.

PART II - OTHER INFORMATION



ITEM 1  LEGAL PROCEEDINGS

        Not applicable.

ITEM 2  CHANGES IN SECURITIES

        Not applicable.

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5  OTHER INFORMATION

        Not applicable.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

        Not applicable.

        (b)  REPORTS ON FORM 8-K:
             -------------------

             The Company filed no reports on Form-8K during the quarter ended September 30, 1996.

                                   SIGNATURES



   Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          PACIFIC CREST CAPITAL, INC.



Date:   November 12, 1996                          /s/Gary Wehrle
     -----------------------------       ------------------------------------
                                                    Gary Wehrle
                                         President and Chief Executive Officer



Date:   November 12, 1996                          /s/Robert J. Dennen
     ------------------------------      ------------------------------------
                                                   Robert J. Dennen
                                         Vice President, Chief Financial Officer
                                                  Corporate Secretary