Form 10-K405
period 1996-12-31
PACIFIC CREST CAPITAL INC
filed 1997-03-26
CIK 912048

    As filed with the Securities and Exchange Commission on March 25, 1997
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934
For the fiscal year ended December 31, 1996

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number: 0-22732

                          PACIFIC CREST CAPITAL, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                        95-4437818
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                        identification No.)

       30343 Canwood Street                                  91301
     Agoura Hills, California                              (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (818) 865-3300

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                          ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At March 12, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $36,478,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Document Incorporated              Part of Form 10-K into which Incorporated
    ---------------------              -----------------------------------------
Definitive Proxy Statement for                          Part III
  the 1997 Annual Meeting of
       Stockholders

     At March 12, 1997, registrant had 2,967,367 shares of Common Stock, $.01 par value, outstanding.

                                     INDEX

                                    PART I

                                                                           Page
                                                                           ----
Item 1.    Business......................................................   1-16
Item 2.    Properties....................................................     16
Item 3.    Legal Proceedings.............................................     16
Item 4.    Submission of Matters to a Vote of Security Holders...........     16
Item 4(a). Executive Officers of the Registrant..........................     17


                                    PART II

Item 5.     Market for Registrant's Common Equity and Related
             Stockholder Matters.........................................     18
Item 6.     Selected Financial Data......................................  19-20
Item 7.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations.........................  21-33
Item 8.     Financial Statements and Supplementary Data..................  34-53
Item 9.     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.........................     54


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant............     55
Item 11.   Executive Compensation........................................     55
Item 12.   Security Ownership of Certain Beneficial Owners and
            Management...................................................     55
Item 13.   Certain Relationships and Related Transactions................     55

                                    PART IV

Item 14.   Exhibits, Financial Statements and Reports on Form 8-K........     56

                                     PART I

ITEM 1.   Business.

     Pacific Crest Capital, Inc. ("Pacific Crest" or "parent company") is a financial services company principally engaged in commercial and industrial real estate lending through its wholly owned subsidiary, Pacific Crest Investment and Loan ("Pacific Crest Investment"). Unless the context otherwise indicates, the "Company" refers to Pacific Crest and its wholly owned subsidiary, Pacific Crest Investment.

PACIFIC CREST INVESTMENT AND LOAN

     Pacific Crest Investment is a California licensed industrial loan company that commenced business in 1974 and is supervised and regulated by the California Department of Corporations and the Federal Deposit Insurance Corporation ("FDIC"). The deposits of Pacific Crest Investment are insured by tke FDIC up to applicable limits.

     Pacific Crest Investment concentrates on marketing to and serving the needs of individuals and small and medium sized businesses in California. Pacific Crest Investment conducts its operations through three branch offices, located in Beverly Hills, Encino and San Diego, California. Pacific Crest Investment offers savings accounts, money market checking accounts and certificates of deposit, but does not offer traditional banking services, such as demand deposit checking accounts, travelers' checks or safe deposit boxes. In addition, Pacific Crest Investment offers VISA and MasterCard credit cards on an agency basis and is a member of Cirrus, Star and Explore ATM networks. Pacific Crest Investment has focused its lending activities on real estate loans secured by commercial real estate.

COMPETITION

     Pacific Crest Investment faces significant competition in California for new loans from industrial loan companies, commercial banks, savings and loan associations, credit unions, credit companies, mortgage bankers, life insurance companies and pension funds. Some of the largest savings and loans and banks in the United States are headquartered in California, and have extensive branch systems and advertising programs which Pacific Crest Investment does not have. Large banks frequently also enjoy a lower cost of funds than Pacific Crest Investment and can therefore charge less than Pacific Crest Investment for loans. Pacific Crest Investment attempts to compensate for competitive disadvantages that may exist by providing a higher level of personal service to borrowers and "hands-on" involvement by senior officers to meet borrower's needs.

     Pacific Crest Investment also faces competition for depositor's funds from other industrial loan companies, banks, savings and loans, credit unions and increasingly, from brokerage firms, mutual funds and life insurance annuity products. Many of Pacific Crest Investment's competitors offer a greater array of products to customers than Pacific Crest Investment. Pacific Crest Investment does not offer demand deposit checking accounts, travelers' checks or safe deposit boxes and thus has a competitive disadvantage to commercial banks and savings associations in attracting depositors. Pacific Crest Investment attempts to compensate for the lack of a full array of services in its branches by offering slightly higher interest rates for deposits than most of its competitors.

LOAN ORIGINATION AND UNDERWRITING

     Pacific Crest Investment's loans are primarily originated through referrals from commercial loan brokers, banks, realtors, and other third parties for which the borrower pays a referral fee ranging from 1/2% to 1% of the loan amount. Pacific Crest Investment currently employs four commercial marketing representatives, who maintain contacts with loan referral sources in California, screen referred transactions and provide customer service. The credit approval process includes an examination of the cash flow and debt service coverage of the property serving as loan collateral, as well as the financial condition and credit references of the borrower. Following analysis of the borrower's credit, cash flows and collateral, loans are submitted to the Credit Committee for approval. Pacific Crest Investment's senior management is actively involved in its commercial lending activities and collateral valuation process. Pacific Crest Investment obtains independent third party appraisals of all properties securing its loans. In addition, Pacific Crest Investment employs individuals which serve as internal property analysts to inspect properties and review the third party appraisals for the benefit of Pacific Crest's Credit Committee. The

Credit Committee consists of Pacific Crest's President and Chief Executive Officer, three Executive Vice Presidents, one Senior Vice President, Vice President-Credit and the Chief Financial Officer.

     At December 31, 1996, the maximum amount that Pacific Crest Investment could loan to one borrower was approximately $4.8 million. At December 31, 1996, the largest loan to one borrower was $3.0 million. It is anticipated by management that Pacific Crest Investment's Board of Directors will periodically adjust and modify its underwriting criteria in response to economic conditions and business opportunities.

LENDING

     Pacific Crest Investment's primary focus in lending activities is the origination of adjustable rate commercial real estate loans and Small Business Administration (SBA) loans in California. Loans are generally made for terms of one to ten years. At December 31, 1996, 80.8% of Pacific Crest Investment's loans were priced at a margin over Bank of America's prime lending rate, 14.5% were priced at a margin over the Federal Home Loan Bank Board's 11th District Cost of Funds Index, 1.0% were priced at a margin over either the 6-month or l-year Treasury bill rate, 2.6% were priced at a margin over the 6 month LIBOR rate and 1.1% represented fixed rate loans. Virtually all of Pacific Crest Investment's adjustable rate loans adjust quarterly. As of December 31, 1996, the loan portfolio was comprised of 339 commercial real estate loans.

EFFECT OF GOVERNMENTAL POLICIES AND RECENT LEGISLATION

     Banking is a business that depends on interest rate differentials. In general, the difference between the interest rate paid by Pacific Crest Investment on its deposits and its other borrowings and the interest rate received by Pacific Crest Investment on loans extended to its customers and securities held in its portfolio comprises the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of the Company. Accordingly, the earnings and growth of the Company are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

     Pacific Crest Investment's business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve Systems (the "Federal Reserve Board"). The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

     From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial service providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial service providers are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. The likelihood of any major changes and the impact such changes might have on the Company are impossible to predict. See "Item 1. Business Supervision and Regulation."

SUPERVISION AND REGULATION

     Pacific Crest Investment is subject to regulation, supervision and examination under both California and federal law. Pacific Crest Investment is currently subject to supervision and regulation by the Commissioner of Corporations of the State of California through the Department of Corporations and, as a nonmember bank, by the FDIC. Effective July 1, 1997, California's supervision and regulation of Pacific Crest Investment will be taken over by the Commissioner of Financial Institutions through the newly created Department of Financial Institutions. Throughout this report, references to the "Commissioner" should be construed to mean the Commissioner of Corporations prior to July l, 1997, and the Commissioner of Financial Institutions on or after July 1, 1997. Similarly, references to the "Department" should be construed to mean the Department of Corporations prior to July l, 1997, and the Department of Financial Institutions on or after July 1, 1997. Pacific Crest Investment is not regulated or supervised by the Office of Thrift Supervision, which regulates savings and loan institutions.

     Pacific Crest (Parent Company) is not directly regulated or supervised by the Commissioner, the FDIC, the Federal Reserve Board or any other bank regulatory authority, except with respect to the general regulatory and enforcement authority of the Commissioner and the FDIC over transactions and dealings between Pacific Crest and Pacific Crest Investment, and except with respect to both the specific limitations regarding ownership of the capital stock of the parent corporation of any industrial loan company, and the specific limitations regarding the payment of dividends from Pacific Crest Investment.

  CALIFORNIA LAW

     The industrial loan business conducted by Pacific Crest Investment is currently governed by the California Industrial Loan Law and the rules and regulations of the Commissioner which, among other things, regulate collateral requirements and maximum maturities of the various types of loans that are permitted to be made by California-chartered industrial loan companies, also known as thrift and loan companies.

     Subject to restrictions imposed by applicable California law, Pacific Crest Investment is permitted to make secured and unsecured consumer and non-consumer loans. The maximum term of repayment of loans made by industrial loan companies ranges up to 40 years and 30 days depending upon collateral and priority of the secured position, except that loans with repayment terms in excess of 30 years and 30 days may not in the aggregate exceed 5% of the total outstanding loans and obligations of the company. Although secured loans may generally be repayable in unequal periodic payments during their respective terms, consumer loans secured by real property with terms in excess of three years must be repayable in substantially equal periodic payments unless such loans are covered under the Garn-St. Germain Depository Institutions Act of 1982 (primarily single-family residential mortgage loans). Real property loans in excess of $10,000 must be secured by real or personal property having a combined fair market value at the time the loan is made of at least 110% of the principal amount owing on the loan and on prior encumbrances, except tax liens, secured by the same real property. This requirement does not apply to loans to facilitate the sale of other real estate owned ("OREO"). In addition, the term of a nonconsumer loan secured solely or primarily by personal property may not exceed 15 years and 30 days from the date the loan is made or acquired by the company. California law limits lending activities outside of California by industrial loan companies to no more than 20% of total assets unless the Commissioner has authorized a higher level.

     California law contains extensive requirements for the diversification of the loan portfolios of industrial loan companies. An industrial loan company with outstanding investment certificates may not, among other things, place more than 25% of its loans or other obligations in loans or obligations which are secured only partially, but not primarily, by real property; may not make any one loan secured primarily by improved real property which exceeds 20% of its paid-up and unimpaired capitol stock and surplus not available for dividends; may not lend an amount in excess of 5% of its paid-up and unimpaired capital stock and surplus not available for dividends upon the security of the stock of any one corporation; may not make loans to, or hold the obligations of any one person as primary obligor in an aggregate principal amount exceeding 20% of its paid-up and unimpaired capital stock and surplus not available for dividends; and may have no more than 70% of its total assets in loans which have remaining terms to maturity in excess of seven years which are secured solely or primarily by real property. Based on existing loans in Pacific Crest Investment's portfolio at December 31, 1996, the ratio of loans secured solely or primarily by real property with terms in excess of seven years to total assets was approximately 29%. At December 31, 1996, Pacific Crest Investment satisfied all of the above requirements.

     An industrial loan company generally may not make any loan to, or hold an obligation of, any of its directors or officers or any director or officer of its holding company or affiliates, except in specified cases and subject to regulation by the Commissioner. Nor may an industrial loan company make any loan to, or hold an obligation of, any of its shareholders or any shareholder or its holding company or affiliates, except that this prohibition does not apply to persons who own less than 10% of the stock of a holding company or affiliate which is listed on a national securities exchange. Any person who wishes to acquire 10% or more of the capital stock of a California industrial loan company or 10% or more of the voting capital stock or other securities giving control over management of its parent company must obtain the prior written approval of the Commissioner.

     An industrial loan company is subject to certain leverage limitations which are not generally applicable to commercial banks or savings and loan associations. In particular, industrial loan companies which have been in operation in excess of 60 months may, with written approval of the Commissioner, have outstanding at any time investment certificates not to exceed 20 times paid-up and unimpaired capital and surplus. Increases in leverage under California law must also meet specified minimum standards for liquidity reserves in cash, loan loss reserves, minimum capital stock levels and minimum unimpaired paid-in surplus levels. In order for an industrial loan company to increase its deposits to in excess of 15 times the aggregate amount of its paid-up and unimpaired capital and unimpaired surplus not available for dividends, the thrift must, among other things, maintain a liquidity reserve in cash or cash equivalent equal to 1 1/2% of its total deposits outstanding and maintain a special allowance for losses as required by the Commissioner. Pacific Crest Investment satisfied all of these standards at December 31, 1996. As approved by the Commissioner, Pacific Crest Investment can currently operate with an investment certificate to unimpaired capital and unimpaired surplus ratio of 18.5 to 1. At December 31, 1996, Pacific Crest Investment's investment certificate to capital ratio was approximately 11.0 to 1. Limitations have also been imposed with respect to a depository institution's authority to accept, renew or rollover brokered deposits. Pacific Crest Investment had no brokered deposits as of December 31, 1996.

     Industrial loan companies are not permitted to borrow, except by the sale of investment or thrift certificates, in an amount exceeding 300% of outstanding capital stock, surplus and undivided profits, without the Commissioner's prior consent. All sums borrowed in excess of 150% of outstanding capital stock, surplus and undivided profits must be unsecured borrowings or, if secured approved in advance by the Commissioner, and be included as investment or thrift certificates for purposes of computing the maximum amount of certificates an industrial loan company may issue.

     Under California law, industrial loan companies are generally permitted to invest their funds in investments which are legal investments for California commercial banks. In general, California commercial banks are prohibited from investing an amount exceeding 15% of shareholders' equity in the security of any one issuer, except for specified obligations of the United States, California, and local governments and agencies. An industrial loan company may acquire real property only in satisfaction of debts previously contracted, pursuant to certain foreclosure transactions or as may be necessary as premises for the transaction of its business, in which case such investment is limited to one third of an industrial loan company's paid in capital stock and surplus not available for dividends.

     California industrial loan law allows an industrial loan company to increase its secondary capital by issuing interest bearing capital notes in the form of subordinated notes and debentures. Such notes are not deposits and are not insured by the FDIC or any other governmental agency, and are generally required to have an initial maturity of at least seven years and are subordinated to deposit holders, general creditors and secured creditors of the issuing thrift. Pacific Crest Investment had no subordinated debentures outstanding at December 31, 1996.

     Although investment authority and other activities that may be engaged in by Pacific Crest Investment generally are prescribed under the California Industrial Loan Law, certain previsions of the Federal Deposit Insurance Corporation Improvement Act of 1991, (the "FDICIA"), may limit Pacific Crest Investment's ability to engage in certain activities that otherwise are authorized under the California Industrial Loan Law.

  FEDERAL LAW

     Pacific Crest Investment's deposits are insured by the FDIC to the full extent permissible by law. As an insurer of deposits, the FDIC issues regulations, conducts examinations, requires the filing of reports and generally supervises the operations of institutions to which it provides deposit insurance. Among the numerous applicable regulations are those issued under the Community Reinvestment Act of 1977 ("CRA") to encourage members of insured state nonmember banks to meet the credit needs of local communities, including low and moderate income neighborhoods consistent with safety and soundness, and a rating system to measure performance. Inadequacies of performance may result in regulatory action by the FDIC.

     Pacific Crest Investment is subject to the rules and regulations of the FDIC to the same extent as other financial institutions which are insured by that entity. The approval of the FDIC is required prior to any merger, consolidation or change in control, or the establishment or relocation of any branch office of Pacific Crest Investment. This supervision and regulation is intended primarily for the protection of the deposit insurance funds.

  CAPITAL STANDARDS

     The FDIC has adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as commercial loans.

     A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The FDIC measures risk-adjusted assets, which includes off balance sheet items, against both total qualifying capital (the sum of Tier 1 Capital and limited amounts of Tier 2 Capital) and Tier 1 Capital. Tier l Capital consists of, among other things, (i) common stockholders' equity capital (includes common stock and related surplus, and undivided profits); (ii) noncumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies), including any related surplus; and (iii) minority interests in certain subsidiaries, less most intangible assets. Tier 2 Capital may consist of: (i) a limited amount of the allowance for possible loan and lease losses; (ii) cumulative perpetual preferred stock; (iii) perpetual preferred stock (and any related surplus); (iv) term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 Capital is subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 Capital to risk-adjusted assets of 4%.

     In addition to the risked-based guidelines, the FDIC requires banking organizations to maintain a minimum amount of Tier 1 Capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 Capital to total assets must be 3%. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum, or 4% to 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the FDIC has the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. See "Item 1. Business - Effect of Government Policies and Recent Legislation." At the present time, Pacific Crest, unlike Pacific Crest Investment, is not subject to any minimum capital requirements.

     In June 1996, the federal banking agencies adopted a joint agency policy statement to provide guidance on managing interest rate risk. These agencies indicated that the adequacy and effectiveness of a bank's interest rate risk management process and the level of its interest rate exposures are critical factors in the agencies' evaluation of the bank's capital adequacy. A bank with material weaknesses in its risk management process or high levels of exposure relative to its capital will be directed by the agencies to take corrective action. Such actions will include recommendations or directions to raise additional capital, strengthen management expertise, improve management information and measurement systems, reduce levels of exposure, or some combination thereof depending upon the individual institution's circumstances. This policy statement augments the August 1995 regulations adopted by the federal banking agencies which addressed risk-based capital standards for interest rate risk.

     In December 1993, the federal banking agencies issued an interagency policy statement on the allowance for loan and lease losses ("ALLL") which, among other things, establishes certain benchmark ratios of loan loss reserves to classified assets. The benchmark set forth by such policy statement is the sum of (a) 100% of assets classified loss; (b) 50% of assets classified doubtful; (c) 15% of assets classified substandard; and (d) estimated credit losses on other assets over the upcoming 12 months. This amount is neither a "floor" nor a "safe harbor" level for an institution's ALLL.

     Federally supervised banks and savings associations are currently required to report deferred tax assets in accordance with SFAS No. 109. The federal banking agencies issued final rules governing banks and bank holding companies which became effective April 1, 1995, which limit the amount of deferred tax assets that are allowable in computing an institution's regulatory capital. Deferred tax assets that can be realized for taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited. Deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of (i) the amount that can be realized within one year of the quarter-end report date based on projected taxable income for that year, or (ii) 10% of Tier 1 Capital. The amount of any deferred tax in excess of this limit is excluded from Tier 1 Capital and total assets and regulatory capital calculations.

     Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of Pacific Crest Investment to grow and could restrict the amount of profits, if any, available for the payment of dividends. Pacific Crest Investment was able to fully utilize the $3.3 million in deferred tax assets at December 31, 1996 for the FDIC capital ratio calculations.

     The following table sets forth Pacific Crest Investment's regulatory capital ratios at December 31, 1996 and December 31, 1995:


                                        At December 31, 1996               At December 31, 1995
                                      ------------------------           ------------------------
Pacific Crest Investment              Required  Actual  Excess           Required  Actual  Excess
------------------------              --------  ------  ------           --------  ------  ------
Leverage capital ratio                 4.00%     7.96%   3.96%            4.00%     7.82%   3.82%
Tier 1 risk-based capital ratio        4.00%    10.31%   6.31%            4.00%     9.48%   5.48%
Total risk-based capital ratio         8.00%    11.56%   3.56%            8.00%    10.74%   2.74%

  PROMPT CORRECTIVE ACTION AND OTHER ENFORCEMENT MECHANISMS

     Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. In accordance with federal law, each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An insured depository institution generally will be classified in the following categories based on capital measures indicated below:

"Well capitalized"                       "Adequately capitalized"
--------------------------------------   ---------------------------------------
Total risk-based capital of 10%;         Total risk-based capital of 8%;
Tier 1 risk-based capital of 6%; and     Tier 1 risk-based capital of 4%; and
Leverage ratio of 5%.                    Leverage ratio of 4%.

"Undercapitalized"                       "Significantly undercapitalized"
--------------------------------------   ---------------------------------------
Total risk-based capital less than 8%;   Total risk-based capital less than 6%;
Tier 1 risk-based capital less           Tier 1 risk-based capital less than
 than 4%; or                              3%; or
Leverage ratio less than 4%.             Leverage ratio less than 3%.

"Critically undercapitalized"
--------------------------------------
Tangible equity to total assets
 less than 2%.

     An institution that, based upon its capital levels, is classified as "well capitalized," "adequately capitalized" or "undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat a significantly undercapitalized institution as "critically undercapitalized" unless its capital ratio actually warrants such treatment.

     The law prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency, subject to asset growth restrictions and required to obtain prior regulatory approval for acquisitions, branching and engaging in new lines of business. Any undercapitalized depository institution must submit an acceptable capital restoration plan to the appropriate federal banking agency 45 days after receiving notice, or it is deemed to have notice, that the institution is undercapitalized. The appropriate federal banking agency cannot accept a capital plan unless, among other things, it determines that the plan (i) specifies: (a) the steps the institution will take to become adequately capitalized; (b) the levels of capital to be attained during each year in which the plan will be in effect; (c) how the institution will comply with the restrictions or requirements then in effect under Section 38 of the Federal Deposit Insurance Act ("FDIA"); and (d) the types and levels of activities in which the institution will engage; (ii) is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital; and (iii) would not appreciably increase the risk (including credit risk, interest rate risk, and other types of risk) to which the institution is exposed. In addition, each company controlling an undercapitalized depository institution must guarantee that the institution will comply with the capital plan until the depository institution has been adequately capitalized on average during each of four consecutive calendar quarters and must otherwise provide appropriate assurances of performance. The aggregate liability of such guarantee is limited to the lesser of (a) an amount equal to 5% of the depository institution's total assets at the time the institution became undercapitalized or (b) the amount which is necessary to bring the institution into compliance with all capital standards applicable to such institution as of the time the institution fails to comply with its capital restoration plan. Finally, the appropriate federal banking agency may impose any of the additional restrictions or sanctions that it may impose on significantly undercapitalized institutions if it determines that such action will further the purpose of the prompt correction action provisions.

     An insured depository institution that is significantly undercapitalized, or is undercapitalized and fails to submit, or in a material respect to implement, an acceptable capital restoration plan, is subject to additional restrictions and sanctions. These include, among other things: (i) a forced sale of voting shares to raise capital or, if grounds exist for appointment of a receiver or conservator, a forced merger; (ii) restrictions on transactions with affiliates; (iii) further limitations on interest rates paid on deposits; (iv) further restrictions on growth or required shrinkage; (v) modification or termination of specified activities; (vi) replacement of directors or senior executive officers; (vii) prohibitions on the receipt of deposits from correspondent institutions; (viii) restrictions on capital distributions by the holding companies of such institutions; (ix) required divestiture of subsidiaries by the institution; or (x) other restrictions as determined by the appropriate federal banking agency. Although the appropriate federal banking agency has discretion to determine which of the foregoing restrictions or sanctions it will seek to impose, it is required to: (i) force a sale of shares or obligations of the bank, or require the bank to be acquired by or combine with another institution; (ii) impose restrictions on affiliate transactions and
(iii) impose restrictions on rates paid on deposits unless it determines that such actions would not further the purpose of the prompt corrective action provisions. In addition, without the prior written approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to its senior executive officers or provide compensation to any of them at a rate that exceeds such officer's average rate of base compensation during the 12 calendar months preceding the month in which the institution became undercapitalized.

     Further restrictions and sanctions are required to be imposed on insured depository institutions that are critically undercapitalized. For example, a critically undercapitalized institution generally would be prohibited from engaging in any material transaction other than in the ordinary course of business without prior regulatory approval and could not, with certain exceptions, make any payment of principal or interest on its subordinated debt beginning 60 days after becoming critically undercapitalized. Most importantly, however, except under limited circumstances, the appropriate federal banking agency, not later than 90 days after an insured depository institution becomes critically undercapitalized, is required to appoint a conservator or receiver for the institution. The board of directors of an insured depository institution would not be liable to the institution's shareholders or creditors for consenting in good faith to the appointment of a receiver or conservator or to an acquisition or merger as required by the regulator.

     In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. See "Item 1. Business - Supervision and Regulation - Potential Enforcement Actions."

  SAFETY AND SOUNDNESS STANDARDS

     Effective July 1995, the federal banking agencies adopted final guidelines establishing standards for safety and soundness, as required by FDICIA. These standards are designed to identify potential safety-and-soundness concerns and ensure that action is taken to address those concerns before they pose a risk to the deposit insurance funds. The standards relate to (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) asset growth; (v) earnings; and (vi) compensation, fees and benefits. If a federal banking agency determines that an institution fails to meet any of these standards, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. In the event the institution fails to submit an acceptable plan within the time allowed by the agency or fails in any material respect to implement an accepted plan, the agency must, by order, require the institution to correct the deficiency.

     Effective October l, 1996, the federal banking agencies promulgated safety and soundness regulations and accompanying interagency compliance guidelines on asset quality and earnings standards. These new guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. The institution should: (i) conduct periodic asset quality reviews to identify problem assets; (ii) estimate the inherent losses in those assets and establish reserves that are sufficient to absorb estimated losses; (iii) compare problem asset totals to capital; (iv) take appropriate corrective action to resolve problem assets; (v) consider the size and potential risks of material asset concentrations; and (vi) provide periodic asset reports with adequate information for management and the board of directors to assess the level of asset risk. These new guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves. If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

  PREMIUMS FOR DEPOSIT INSURANCE

     The FDIC has adopted final regulations implementing a risk-based premium system required by federal law. On November 14, 1995, the FDIC issued regulations that establish a new assessment rate schedule ranging from 0 cents per $100 of deposits to 27 cents per $100 of deposits applicable to members of the Bank Insurance Fund ("BIF"). To determine the risk-based assessment for each institution, the FDIC will categorize an institution as well capitalized, adequately capitalized or undercapitalized based on its capital ratios using the same standards used by the FDIC for its prompt corrective action regulations. A well-capitalized institution is generally one that has at least a 10% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio and a 5% Tier
1 leverage capital ratio. An adequately capitalized institution will generally have at least an 8% total risk-based capital ratio, a 4% Tier 1 risk-based capital ratio and a 4% Tier 1 leverage capital ratio. An undercapitalized institution will generally be one that does not meet either of the above definitions. The FDIC will also assign each institution to one of three subgroups based upon reviews by the institution's primary federal or state regulator, statistical analyses of financial statements and other information relevant to evaluating the risk posed by the institution. The three supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group
B), and poses a substantial probability of loss (Group C).

     The BIF assessment rates are set forth below for institutions based on their risk-based assessment categorization:

              Assessment Rates Effective through January 1, 1997*
              ---------------------------------------------------
                                  Group A   Group B   Group C
                                  -------   -------   -------
Well Capitalized.................    0         3        17
Adequately Capitalized...........    3        10        24
Undercapitalized.................   10        24        27

*Assessment figures are expressed in terms of cents per $100 of deposits.

     On September 30, 1996, Congress passed the Budget Act which capitalized the Savings Association Insurance Fund ("SAIF") through a special assessment on SAIF-insured deposits and required banks to share in part of the interest payments on the Financing Corporation ("FICO") bonds which were issued to help fund the federal government costs associated with the savings and loan crisis of the late 1980's. The special thrift SAIF assessment has been set at 65.7 cents per $100 insured by the thrift funds as of March 31, 1995. Effective January 1, 1997, for the FICO payments, SAIF-insured institutions will pay 3.2 cents per $100 in domestic deposits and BIF-insured institutions, like Pacific Crest Investment, will pay 0.64 cents per $100 in domestic deposits. Full pro rata sharing of the FICO interest payments takes effect on January 1, 2000.

     The federal banking regulators are also authorized to prohibit depository institutions and their holding companies from facilitating or encouraging the shifting of deposits from SAIF to BIF for the purpose of evading thrift assessment rates. The Budget Act also prohibits the FDIC from setting premiums under the risk-based schedule above the amount needed to meet the designated reserve ratio (currently 1.25%).

  INTERSTATE BANKING AND BRANCHING

     On September 29, 1994, the President signed into law the Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"). Under the Interstate Act beginning one year after the date of enactment, a bank holding company that is adequately capitalized and managed may obtain approval under the Bank Holding Company Act (the "BHCA") to acquire an existing bank located in another state without regard to state law. A bank holding company is not permitted to make such an acquisition if, upon consummation, it would control (a) more than 10% of the total amount of deposits of insured depository institutions in the United States or (b) 30% or more of the deposits in the state in which the bank is located. A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such limitation does not discriminate against out-of-state banks or bank holding companies. An out-of-state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law except that a state may not impose more than a five year existence requirement.

     The Interstate Act also permits, beginning June 1, 1997, mergers of insured banks located in different states and conversion of the branches of the acquired bank into branches of the resulting bank. Each state may permit such combinations earlier than June 1, 1997, and may adopt legislation to prohibit interstate mergers after that date in that state or in other states by that state's banks. The same concentration limits discussed in the preceding paragraph apply. The Interstate Act also permits a national or state bank to establish branches in a state other than its home state if permitted by the laws of that state, subject to the same requirements and conditions as for a merger transaction.

     The Interstate Act is likely to increase competition in the Company's market areas especially from larger financial institutions and their holding companies. It is difficult to assess the impact such likely increased competition will have on the Company's operations.

     Under the Interstate Act, the extent of a commercial bank's ability to branch into a new state will depend on the law of the state. In October 1995, California adopted an early "opt in" statute under the Interstate Act that permits out-of-state banks to acquire California banks that satisfy a five-year minimum age requirement (subject to exceptions for supervisory transactions) by means of merger or purchases of assets, although entry through acquisition of individual branches of California institutions and de novo branching into California are not permitted. The Interstate Act and the California branching statute will likely increase competition form out-of-state banks in the markets in which the Company operates, although it is difficult to assess the impact that such increased competition may have on the Company's operations.

 COMMUNITY REINVESTMENT ACT AND FAIR LENDING DEVELOPMENTS

     Pacific Crest Investment is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.

     In May 1995, the federal banking agencies issued final regulations which change the manner in which they measure a bank's compliance with its CRA obligations. The final regulations adopt a performance-based evaluation system which bases CRA ratings on an institutions actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements.

     In March 1994, the Federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact.

     In connection with its assessment of CRA performance, the FDIC assigns a rating of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." Based on an examination conducted during the third quarter of 1995, Pacific Crest was rated satisfactory.

 RESTRICTIONS ON TRANSFERS OF FUNDS TO PACIFIC CREST BY PACIFIC CREST INVESTMENT

     Pacific Crest is a legal entity separate and distinct from Pacific Crest Investment. Pacific Crest's ability to pay cash dividends is limited by Delaware state law. At present, substantially all of the Pacific Crest's revenues, including funds available for the payment of dividends and other operating expenses will be dependent in the future on dividends paid by Pacific Crest Investment.

     Under California law, an industrial loan company is not permitted to declare dividends on its capital stock unless it has at least $750,000 of unimpaired capital plus additional capital of $50,000 for each branch office maintained. In addition, no distribution of dividends is permitted unless: (i) such distribution would not exceed retained earnings; or, (ii) in the alternative, after giving effect to the distribution, (y) the sum of assets (net of goodwill, capitalized research and development expenses and deferred charges) would be not less than 125% of its liabilities (net of deferred taxes, income and other credits), or (z) current assets would be not less than current liabilities (except that if average earnings before taxes for the last two years had been less than average interest expenses, current assets must be not less than 125% of current liabilities).

     In addition, an industrial loan company is prohibited from paying dividends from that portion of capital which its board of directors has declared restricted for dividend payment purposes. The amount of restricted capital maintained by an industrial loan company provides the basis of establishing the maximum permissible loan to one single borrower. Pacific Crest Investment is prohibited from any dividend payments since its Board of Directors has declared its capital accounts restricted at December 31, 1996.

     In policy statements, the FDIC has advised insured institutions that the payment of cash dividends in excess of current earnings from operations is inappropriate and may be cause for supervisory action. Under the Financial Institutions Supervisory Act and Financial Institutions Reform, Recovery, and Enforcement Act ("FIRREA"), federal regulators also have authority to prohibit financial institutions from engaging in business practices which are considered to be unsafe or unsound.

     Pacific Crest Investment's ability to pay dividends to Pacific Crest is restricted by California state law, which requires that sufficient retained earnings are available to pay the dividend. At December 31, 1996, Pacific Crest Investment had deficit retained earnings of $358,000. Under California state law, this deficit would have to be turned into a positive figure before dividends could be paid from Pacific Crest Investment to its parent company. It is unlikely Pacific Crest Investment will pay dividends to Pacific Crest prior to the third quarter of 1997. Pacific Crest Investment is subject to certain restrictions imposed by federal law on any extensions of credit to, or investments in stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets of Pacific Crest or other affiliates. Such restrictions prevent Pacific Crest and such other affiliates from borrowing from Pacific Crest Investment unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by Pacific Crest Investment to or in Pacific Crest or to or in any other affiliate is limited to 10% of Pacific Crest Investment's capital and surplus (as defined by federal regulations) and such secured loans and investments are limited, in the aggregate, to 20% of Pacific Crest Investment's capital and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving Pacific Crest and other affiliates of Pacific Crest Investment. See "Item 1. Business Supervision and Regulation California Law." Additional restrictions on transactions with affiliates may be imposed on Pacific Crest Investment under the prompt corrective action provisions of federal law. See "Item 1. Business Supervision and Regulation Prompt Corrective Action and Other Enforcement Mechanisms."

 POTENTIAL ENFORCEMENT ACTIONS

     Insured depository institutions, such as Pacific Crest Investment, and their institution-affiliated parties, which includes Pacific Crest, may be subject to potential enforcement actions by the FDIC and the DOC for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of Pacific Crest Investment), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the imposition of restrictions and sanctions under the prompt corrective action provisions of the FDIC Improvement Act. In the event Pacific Crest Investment is placed in conservatorship or receivership, the Company's ability to perform its obligations would be adversely impacted.

     During 1996, Pacific Crest Investment was subject to a Memorandum of Understanding ("MOU") with the FDIC and the Commissioner, which required Pacific Crest Investment to (i) maintain certain capital and ALLL levels; (ii) limit the increase in total assets; (iii) have and retain qualified management; (iv) notify the FDIC and the Department in writing of any changes in directors and certain executive officers; (v) eliminate from its books certain "loss" and "substandard" assets; (vi) amend its written investment policies; and (vii) restrict payment of cash dividends without prior written consent of FDIC and the Department. The MOU was terminated on February 5, 1997 following regulatory examinations by the FDIC and the Department completed during the fourth quarter of 1996.

 ACCOUNTING CHANGES

     In June 1996, the Federal Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. This statement also requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practicable. It also requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair value at the date of the transfer. Furthermore, this statement requires that debtors reclassify financial assets pledged as collateral, and that secured parties recognize those assets and their obligation to return them in certain circumstances in which the secured party has taken control of those assets. In addition, the statement requires that a liability be derecognized if and only if either (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability either judicially or by the creditor. Accordingly, a liability is not considered extinguished by an in-substance defeasance. SFAS 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and is to be applied prospectively. This statement was adopted by the Company as of January 1, 1997. Management does not believe that the application of this statement will have a material impact on Pacific Crest Investment's financial statements in future years.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-based Compensation." This statement establishes a fair value based method of accounting for stock based compensation plans and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The accounting and disclosure requirements of this statement are effective for Pacific Crest Investment's fiscal year ending December 31, 1996. Pacific Crest has elected to continue to account for its stock-based compensation plans under Accounting Principles Board ("APB") 25. Adoption of this pronouncement by the Company has not had a material impact on Pacific Crest Investment's financial statements for 1996.

     In May 1995, the FASB issued SFAS No. 122 "Accounting for Mortgage Servicing Rights." SFAS 122 amends certain provisions of SFAS No. 65 "Accounting for Certain Mortgage Banking Activities" to require that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. A mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair value, if it is practicable to estimate those fair values. If it is not practicable to estimate those fair values, the entire cost of the acquisition should be allocated to the mortgage loans only. SFAS 122 is effective for Pacific Crest Investment's fiscal year covered by this annual report. Adoption of this pronouncement did not have a material impact on Pacific Crest Investment's financial statements.

     In March 1995, the FASB issued SFAS No. 121 "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. An impairment loss shall be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. After an impairment is recognized, the reduced carrying amount of the asset shall be accounted for as its new cost. SFAS No. 121 is effective for Pacific Crest Investment's fiscal year covered by this annual report. Adoption of this statement did not have a material impact on Pacific Crest Investment's financial statements.

     In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114 prescribes the recognition criterion for loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in troubled debt restructurings. SFAS No. 114 states that a loan is impaired when it is probable that a creditor will be unable to collect all principal and interest amounts due according to the contracted terms of the loan agreement. A creditor is required to measure impairment by discounting expected future cash flows at the loan's effective interest rate, or by reference to an observable market price, or by determining that foreclosure is probable. SFAS No. 114 also clarifies the existing accounting for in-substance foreclosures by stating that a collateral-dependent real estate loan would be reported as real estate owned only if the lender had taken possession of collateral.

     SFAS No. 118 amended SFAS No. 114, to allow a creditor to use existing methods for recognizing interest income on an impaired loan. To accomplish that it eliminated the provisions in SFAS No. 114 that described how a creditor should report income on an impaired loan. SFAS No. 118 did not change the provisions in SFAS No. 114 that require a creditor to measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. SFAS No. 118 amends the disclosure requirements in SFAS No. 114 to require information about the recorded investments in certain impaired loans and about how a creditor recognizes interest income related to those impaired loans. Pacific Crest Investment adopted SFAS No. 114 and No. 118 for the year ended December 31, 1995. Adoption of these statements has not had a material impact on Pacific Crest Investment's financial statements.

EMPLOYEES

     As of December 31, 1996, the Company employed 62 persons. Management believes that its relations with its employees are good. The Company is not a party to any collective bargaining agreement.

SELECTED STATISTICAL DISCLOSURE REGARDING THE BUSINESS OF THE COMPANY

     The following statistical data relating to the Company's operations should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements and Notes to Consolidated Financial Statements. Average balances are determined on a daily basis.

LOAN PORTFOLIO

     Pacific Crest Investment focuses its lending activities on commercial real estate loans to investors and small and medium sized businesses. At December 31, 1996, approximately 97% of the loan portfolio was secured by commercial real property. The following table presents the categories of Pacific Crest Investment's loans at the dates indicated:

                                                                                     December 31,
                                                  ----------------------------------------------------------------------------------
                                                        1996            1995            1994             1993             1992

(Dollars in thousands)                             Balance    %    Balance    %    Balance   %     Balance   %      Balance    %
------------------------------------------------------------------------------------------------------------------------------------

LOAN CATEGORIES:
Commercial real estate mortgage                   $206,107   97%  $193,332   97%  $183,173   98%  $205,075   99%   $220,223   100%
Real estate construction                                65    -          -    -          -    -      1,181    1%        567     -
Residential mortgage                                 1,596    1%     3,169    2%     1,336    1%         -    -           -     -
Commercial business loans                            3,912    2%     2,232    1%     1,125    1%         -    -           -     -
Installment and other                                   32    -         10    -          8    -         77    -         168     -
------------------------------------------------------------------------------------------------------------------------------------

Gross loans                                        211,712  100%   198,743  100%   185,642  100%   206,333  100%    220,958   100%
Less deferred loan fees                                617           1,965           3,181           1,927            2,130
------------------------------------------------------------------------------------------------------------------------------------

Total loans                                        211,095         196,778         182,461         204,406          218,828
Less allowance for loan losses                       3,400           4,500           8,075           3,910            3,195
------------------------------------------------------------------------------------------------------------------------------------

 Net loans                                        $207,695        $192,278        $174,386        $200,496         $215,633
====================================================================================================================================

     Real estate mortgage loans include loans primarily to investors and small and middle market businesses for industrial and commercial use. These loans are secured by the property underlying the loan.

MATURITIES AND INTEREST SENSITIVITIES OF LOAN PORTFOLIO

     The first table below sets forth the contractual maturities of Pacific Crest Investment's loan portfolio at December 31, 1996. The second table below sets forth the amounts of such loans that have fixed interest rates and floating or adjustable interest rates. Loans which have adjustable or floating interest rates are shown as maturing in the period during which the contract is due. The following tables do not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                                    After One         After Five
                                                   Within          But Within      Years But Within      After
(Dollars in thousands)                            One Year         Five Years         Ten Years        Ten Years    Total
---------------------------------------------------------------------------------------------------------------------------
MATURITY DISTRIBUTION OF LOAN BY CATEGORY:
  Commercial real estate mortgage                 $25,586           $90,727            $63,125          $26,256    $205,694
  Residential mortgage loans                            -             1,028                  -              568       1,596
  Commercial business loans                           664               566                323            2,252       3,805
---------------------------------------------------------------------------------------------------------------------------
    Total loans, net of deferred fees             $26,250           $92,321            $63,448          $29,076    $211,095
===========================================================================================================================

                                                                    After One         After Five
                                                   Within          But Within      Years But Within      After
(Dollars in thousands)                            One Year         Five Years         Ten Years        Ten Years    Total
---------------------------------------------------------------------------------------------------------------------------
MATURITY DISTRIBUTION OF LOAN BY
 INTEREST RATE TYPE:
  Loans with fixed interest rates                       -                 -            $ 2,397                -    $  2,397
  Loans with variable interest rates              $26,250           $92,321             61,051          $29,076     208,698
---------------------------------------------------------------------------------------------------------------------------
    Total loans, net of deferred fees             $26,250           $92,321            $63,448          $29,076    $211,095
===========================================================================================================================

 CLASSIFIED ASSETS

     In connection with examinations of insured institutions, the FDIC and the DOC examiners have the authority to identify problem assets and, if necessary, require them to be classified. There are three primary classifications for problem assets: "substandard," "doubtful" and "loss". "Substandard" assets are assets that are characterized by the "distinct possibility" that the institution will sustain "some loss" if deficiencies are not corrected. "Doubtful" assets have all of the weaknesses inherent in "substandard" loans, but also have the characteristic that, on the basis of existing facts, conditions and values, "collection or liquidation in full" is "highly questionable and improbable." "Loss" assets are assets that are considered uncollectible. Assets that are classified "loss" require the institution either to establish a specific reserve in the amount of 100% of the portion of the asset classified "loss" or to charge-off the asset. In addition, the FDIC characterizes certain assets as "special mention". These are assets which do not currently warrant classification but possess weaknesses deserving management's close attention.

     In addition, the Company utilizes an internally developed loan grading and monitoring system in determining the appropriate level of the allowance for loan losses. This system involves periodic reviews of the entire loan portfolio and loan classifications based on that review.

 ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio. Since the Company's loan portfolio consists almost exclusively of term loans secured by commercial real property, general loan loss reserves are typically established by assigning all loans to specified risk categories and then determining the appropriate levels of reserve for each risk category. A special management "Reserve Committee" meets monthly to review the loan portfolio and delinquency trends, collateral value trends, nonperforming asset data and other material. The amount of the allowance is based upon management's evaluation of numerous factors, including the adequacy of collateral securing the loans in the Company's portfolio, delinquency trends and historical loan loss experience.

     Based on evaluations of the aforementioned considerations, the Company establishes its allowance for loan losses. The allowance for loan losses expressed as a percentage of total net loans was 1.6% at December 31, 1996, 2.3% at December 31, 1995, 4.4% at December 31, 1994, and 1.9% at December 31, 1993.

     The Board of Directors reviews the adequacy of the allowance for loan losses on a quarterly basis. Management utilizes its best judgment in providing for possible loan losses and establishing the allowance for loan losses. However, the allowance is an estimate which is inherently uncertain and depends on the outcome of future events. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based upon their judgment of the information available to them at the time of their examination.

     Adverse economic conditions or a declining real estate market in California could adversely affect certain Pacific Crest Investment borrowers' abilities to contractually repay their loans. A decline in the California economy could result in deterioration in the quality of the loan portfolio and could result in high levels of nonperforming assets and charge-offs, which would adversely affect the financial condition and results of operations of the Company.

     The following table sets forth certain information with respect to the Company's allowance for loan losses and valuation adjustments to OREO as of the dates or for the periods indicated:

                                                                    At or for the Year Ended December 31,
                                                     -------------------------------------------------------------
(Dollars in thousands)                                1996          1995           1994        1993          1992
------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR LOAN LOSSES:
  Balance at beginning of period                     $4,500        $8,075         $3,910       $3,195       $2,600
Chargeoffs: Commercial real estate mortgage           3,452         4,757          4,278        3,683        1,298
Recoveries: Commercial real estate mortgage             244           222            100            -            -
------------------------------------------------------------------------------------------------------------------
  Net loan charge-offs                                3,208         4,535          4,178        3,683        1,298
  Purchased loan reserve                                191             -              -            -            -
  Provision for loan losses                           1,917           960          8,343        4,398        1,893
------------------------------------------------------------------------------------------------------------------
  Balance at end of period                           $3,400        $4,500         $8,075       $3,910       $3,195

  Net loan charge-offs                               $3,208        $4,535         $4,178       $3,683       $1,298
  Valuation adjustments to OREO                         155           344          1,719        3,314        1,179
------------------------------------------------------------------------------------------------------------------
  Total net loan charge-offs &
    OREO valuation adjustments                       $3,363        $4,879         $5,897       $6,997       $2,477
==================================================================================================================
  Net loan charge-offs to average loans                1.68%         2.45%          2.14%        1.73%        0.61%
  Net loan charge-offs & OREO valuation
    adjustments to average loans and OREO              1.73%         2.57%          2.92%        3.16%        1.14%
  Allowance for loan losses to total loans,
    net of deferred fees                               1.61%         2.29%          4.43%        1.91%        1.46%
  Allowance for loan losses
    to nonperforming loans                              245%           90%            83%          75%          47%
==================================================================================================================

                                                             For the Year Ended December 31,
                          ------------------------------------------------------------------------------------------------
                                  1996                 1995                 1994               1993              1992
                          ------------------------------------------------------------------------------------------------
                          Allowance   % of    Allowance     % of   Allowance    % of   Allowance   % of  Allowance    % of
                          for Loan   Total    for Loan     Total   for Loan    Total   for Loan   Total  for Loan    Total
(Dollars in thousands)     Losses     ALLL     Losses       ALLL    Losses      ALLL    Losses     ALLL   Losses      ALLL
--------------------------------------------------------------------------------------------------------------------------
LOAN CATEGORIES:
 Commercial real
  estate mortgage         $3,172      93%       $4,365       97%    $7,913       98%    $3,910    100%     $3,195     100%
 Residential mortgage        155       5%           90        2%        81        1%         -      -           -       -
 Commercial business
  loans                       73       2%           45        1%        81        1%         -      -           -       -
--------------------------------------------------------------------------------------------------------------------------
 Total                    $3,400     100%       $4,500      100%    $8,075      100%    $3,910    100%     $3,195     100%
==========================================================================================================================

INVESTMENT ACTIVITIES

     The Company's investment portfolio is used for both liquidity purposes and for investment income. The following table sets forth certain information regarding the Company's investment portfolio as of the dates indicated:

                                                                              December 31,
                                                     -------------------------------------------------------------
                                                            1996                 1995                1994
                                                     -------------------------------------------------------------
                                                        Book    % of         Book     % of       Book    % of
(Dollars in thousands)                                Balance   Total      Balance    Total    Balance   Total
------------------------------------------------------------------------------------------------------------------
INVESTMENT SECURITIES:
U.S. government sponsored agency issued securities
------------------------------------------------------------------------------------------------------------------
  Available for sale                                   52,534     63%            -       -           -       -
  Held to maturity                                     30,960     37%            -       -     $55,248     100%
------------------------------------------------------------------------------------------------------------------
Total investment securities                            83,494    100%            -       -     $55,248     100%
==================================================================================================================
OTHER INTEREST EARNING ASSETS:
  Interest earning deposits                           $     -      -       $   300       1%    $   395       8%
  Repurchase agreements                                   262    100%       53,749      99%      4,614      92%
------------------------------------------------------------------------------------------------------------------
Total other interest-earning assets                   $   262    100%      $54,049     100%    $ 5,009     100%
==================================================================================================================

     For additional information on the investment portfolio, see Note 4 of Notes to Consolidated Financial Statements.

 REPURCHASE AGREEMENTS

     The Company invests excess cash overnight and up to 3 months in securities purchased under agreements to resell ("repurchase agreements"). The maximum investment with one brokerage firm or bank may not exceed $25 million. The Company has master repurchase agreements with several nationally recognized banks and broker/dealers. Collateral securing repurchase agreements is limited to U.S. Treasury bonds, notes and bills, and securities issued by either U.S. government agencies or U.S. government sponsored agencies. Collateral securing the repurchase agreements is restricted to non derivative types of securities by the aforementioned agencies. Collateral securing repurchase agreements is held for safekeeping under third-party custodial agreements and is required to be segregated and separately accounted for from all other securities held by the custodian for its other customers or for its own account.

SOURCES OF FUNDS
 DEPOSITS

     The Company's major source of funds is FDIC-insured deposits, raised through its subsidiary Pacific Crest Investment, which consists of term certificates of deposit and money market savings accounts. At December 31, 1996, the Company had total deposits of $266.7 million with 8,478 accounts.

     The Company has deposit-gathering branches located in Beverly Hills, Encino and San Diego, California. The Company's headquarters office in Agoura Hills is an administrative office and does not take deposits. The Company offers money market checking accounts, money market savings accounts and term certificates of deposit, with maturities from 30 days to 5 years. The Company attracts depositors by offering rates that are generally higher than rates offered by independent commercial banks that offer a broader array of services. The Company also conducts a wholesale deposit operation through which deposits from other financial institutions located throughout the United States are solicited. The Company does not purchase brokered deposits. Management believes its deposits are a stable and reliable funding source.

     The following table sets forth information regarding the composition of the Company's deposit mix for average balances and rates paid on deposits for the years indicated:

                                                            1996                 1995                1994
                                                     -------------------------------------------------------------
(Dollars in thousands)                                Average   Rate       Average    Rate     Average   Rate
------------------------------------------------------------------------------------------------------------------
DEPOSIT CATEGORIES:
  Savings accounts                                    $176,742  5.19%      $141,981   5.55%    $ 79,053   4.11%
  Certificates of deposit                               62,747  5.51%        76,600   5.48%     145,569   4.20%
  Money market checking                                 16,717  4.92%             -      -            -      -
------------------------------------------------------------------------------------------------------------------
Total deposits                                        $256,206  5.25%      $218,581   5.52%    $224,622   4.17%
==================================================================================================================

     The remaining maturities of the certificates of deposit at December 31, 1996 are set forth in the following table:

                                                     3 Months       Over 3 to       Over
(Dollars in thousands)                                or Less       12 Months    12 Months     Total
----------------------------------------------------------------------------------------------------
Certificates of deposit less than $100,000            $23,030       $40,681      $21,182     $84,893
Certificates of deposit of $100,000 or more             1,110         1,505        1,318       3,933
                                                      -------       -------      -------     -------
Total certificates of deposit                         $24,140       $42,186      $22,500     $88,826
====================================================================================================

 OTHER BORROWINGS

     The Company had $10.0 million in short term borrowings which represented 40.9% of shareholders equity at December 31, 1996. The rates paid during the year on the Company's short term borrowing ranged from 5.4% to 6.0%. The Company set up borrowing lines with two brokers aggregating $50 million in availability during 1996. The repayment terms on this short term debt range from one day to two weeks. The interest rate paid can vary daily, but typically approximates the federal funds rate plus 40 basis points. This debt is secured by the Company's U.S. government sponsored agency securities. The Company utilizes these lines to cover short term financing needs for loan fundings or security purchases. At December 31, 1996, the Company had $40.0 million in borrowing availability under its broker lines.

     At December 31, 1996, Pacific Crest Investment had borrowing lines of $6.7 million available through the Federal Reserve Bank's discount window. Pacific Crest Investment has never had to utilize its line of credit at the Federal Reserve Bank.

ITEM 2.  PROPERTIES.

     The Company leases all of its offices. Information with respect to such offices is as follows:

                                   Floor Space in   Annual     Lease Expiration
Location                            Square Feet      Rent          Date
--------------------------------------------------------------------------------
PACIFIC CREST INVESTMENT:
  Agoura Hills, California(1)          16,361      $266,000        1999
  Beverly Hills, California             3,104       162,000        2000
  Encino, California                    3,300        65,000        1998
  San Diego, California                 4,505       175,000        2000

(1) Office also used by Pacific Crest.

ITEM 3.  LEGAL PROCEEDINGS.

     There are several lawsuits and claims pending against the Company which management considers incidental to normal operations, some of which seek substantial monetary damages. Management, after review, including consultation with counsel, believes that any ultimate liability which could arise from these lawsuits and claims would not materially affect the financial position, results of operations or liquidity of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

ITEM 4(a).  EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following individuals are executive officers of the Company. Pertinent information relating to these individuals is set forth below. There are no family relationships between any of the officers. All of the Company's officers hold their respective offices at the pleasure of the Board of Directors, subject to the rights, if any, of an officer under any contract of employment.

 GARY L. WEHRLE - CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER OF PACIFIC CREST - AGE 54
   Mr. Wehrle has served as Chairman of the Board of Pacific Crest since October 20, 1993, and President and Chief Executive Officer of Pacific Crest since September 10, 1993. Mr. Wehrle has served as President and Chief Executive Officer of Pacific Crest Investment since 1984.

 GONZALO FERNANDEZ - EXECUTIVE VICE PRESIDENT OF PACIFIC CREST - AGE 54
   Mr. Fernandez has served as Executive Vice President of Pacific Crest since June 20, 1994. Mr. Fernandez has served as Executive Vice President of Pacific Crest Investment since June 20, 1994.

 LYLE C. LODWICK - EXECUTIVE VICE PRESIDENT OF PACIFIC CREST - AGE 43
   Mr. Lodwick has served as Executive Vice President of Pacific Crest since September 10, 1993. Mr. Lodwick has served as Executive Vice President of Pacific Crest Investment since 1992 and, prior to that, served as Senior Vice President of Pacific Crest Investment from 1988 to 1992.

 BARRY L. OTELSBERG - EXECUTIVE VICE PRESIDENT OF PACIFIC CREST - AGE 46
   Mr. Otelsberg has served as Executive Vice President of Pacific Crest since September 10, 1993. Mr. Otelsberg has served as Executive Vice President of Pacific Crest Investment since 1985.

 ROBERT J. DENNEN - VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND SECRETARY OF PACIFIC CREST - AGE 44
   Mr. Dennen has served as Chief Financial Officer and Secretary of Pacific Crest since September 10, 1993.
   Mr. Dennen has served as Vice President and Controller/Treasurer of Pacific Crest Investment since 1986.

 JOSEPH FINCI - SENIOR VICE PRESIDENT OF PACIFIC CREST - AGE 39
   Mr. Finci has served as Senior Vice President of Pacific Crest since November 1, 1995. Mr. Finci has served as Senior Vice President of Pacific Crest Investment since November 1, 1995 and, prior to that, served as Vice President since 1990.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock, $0.01 par value (the "Common Stock") is traded on the Nasdaq National Market under the Nasdaq symbol "PCCI".

     The following table presents the high and low sales prices for the Common Stock during each quarter commencing January 1, 1995. There were approximately 1,500 holders of the Common Stock as of March 12, 1997:


           Quarter Ended           High               Low
           -------------          ------             -----
              3/31/95              $5.25             $3.50
              6/30/95              $5.75             $4.25
              9/30/95              $8.00             $5.50
             12/31/95              $7.75             $6.75

              3/31/96              $8.25             $7.38
              6/30/96              $9.00             $7.50
              9/30/96              $9.00             $8.25
             12/31/96             $11.75             $8.13

     The Company has never paid a cash dividend on its Common Stock and it is unlikely that it will pay dividends prior to the third quarter of 1997. The Company's ability to pay dividends is subject to restrictions set forth in the Delaware General Corporation Law. The Delaware General Corporation Law provides that a Delaware corporation may pay dividends either (i) out of the corporation's surplus (as defined by Delaware law), or (ii) if there is no surplus, out of the corporation's net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Furthermore, if the Company were determined to be a quasi-California corporation, the Company would have to comply with California law with respect to, among other things, distributions to stockholders. Under California law, a corporation is prohibited from paying dividends unless (i) the retained earnings of the corporation immediately prior to the distribution exceeds the amount of the distribution,
(ii) the assets of the corporation exceed 1-1/4 times its liabilities; or (iii) the current assets of the corporation exceed its current liabilities, but if the average pre-tax net earnings of the corporation before interest expense for the two years preceding the distribution was less than the average interest expense of the corporation for those years, the current assets of the corporation must exceed 1-1/4 times it current liabilities. Management believes that the Company is not a quasi-California corporation by virtue of the Common Stock being listed on the Nasdaq National Market and the Company having more than 800 holders of its equity securities. However, no assurances can be given that this will continue to be the case in the future. The Company's ability to pay cash dividends in the future will depend in large part on the ability of Pacific Crest Investment to pay dividends on its capital stock to the Company. The ability of Pacific Crest Investment to pay dividends to the Company is subject to restrictions set forth in the California Industrial Loan Law and the provisions of the California General Corporation Law described above. See "Item
1. Business Supervision and Regulation - California Law."

     Management is aware of six securities dealers who currently make a market in the Common Stock: Friedman, Billings, Ramsey & Co. Inc.; Sandler O'Neill & Partners; Herzog, Heine, Geduld, Inc.; Hill, Thompson, Magid & Co.; Torrey Pines Securities, Inc. and Sutro & Co., Inc.

RECENT SALES OF UNREGISTERED SECURITIES

     On January 23, 1997, in reliance on an exemption from registration under
Section 4(2) of the Securities Act of 1933, as amended, the Company issued an aggregate of 748 shares of Common Stock to its four non-employee directors pursuant to the Company's 1996 Non-Employee Director's Stock Plan which provides that such directors may elect to receive all or a portion of their director fees in shares of Common Stock. The aggregate consideration received by the Company for such shares was $8,976.

ITEM 6.   SELECTED FINANCIAL DATA.

     The following selected financial data are derived from the audited consolidated financial statements of Pacific Crest Capital, Inc. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

                                             Year ended December 31
                                ------------------------------------------------
(Dollars in thousands)            1996      1995      1994      1993      1992
--------------------------------------------------------------------------------
BALANCE SHEET DATA:
  Cash and cash equivalents     $  2,834  $ 56,167  $  6,204  $ 26,628  $ 14,480
  Investment securities           83,494        _     55,248       898     1,705
  Total loans, net of
   deferred fees                 211,095   196,778   182,461   204,406   218,828
  Allowance for loan losses        3,400     4,500     8,075     3,910     3,195
  Other real estate owned          3,469     4,355     5,724     9,092     8,065
  Other assets                     6,593     6,309     6,958     5,329     3,666
  Total assets                   304,085   259,109   248,520   242,443   243,549
  Total deposits                 266,695   234,510   226,350   213,162   222,598
  Other borowings                 10,000        _         _         _         _
  Subordinated debt                   _         _         _         _      1,000
  Shareholders' equity            24,468    21,952    19,628    27,179    15,830
================================================================================
STATEMENT OF OPERATIONS DATA:
  Total interest income         $ 26,567  $ 23,799  $ 21,114  $ 21,583  $ 22,814
  Total interest expense          13,500    12,084     9,358     9,365    11,229
--------------------------------------------------------------------------------
  Net interest income             13,067    11,715    11,756    12,218    11,585
  Provision for loan losses        1,917       960     8,343     4,398     1,893
--------------------------------------------------------------------------------
  Net interest income after
   provision for loan losses      11,150    10,755     3,413     7,820     9,692
  Noninterest income:
  Gain (loss) on investment
   securities                        413       851      (780)     (277)      (71)
  Other non interest income(10)    1,068       470       404       375       295
--------------------------------------------------------------------------------
  Total noninterest income         1,481     1,321      (376)       98       224
  Noninterest expense:
  Valuation adjustment to OREO       155       344     1,719     3,314     1,179
  OREO expenses                      150       203       850     1,166       375
  Other general and
   administrative expenses         7,818     8,362     8,841     6,794     7,596
--------------------------------------------------------------------------------
  Total noninterest expense        8,123     8,909    11,410    11,274     9,150
--------------------------------------------------------------------------------
  Income (loss) before taxes
   and cumulative effect of
   accounting change               4,508     3,167    (8,373)   (3,356)      766
  Income tax provision
   (benefit)                       1,505       (77)   (1,914)   (1,303)      203
  Cumulative effect of
   accounting change(1)               _         _         _       (560)       _
--------------------------------------------------------------------------------
  Net income (loss)                3,003     3,244    (6,459)   (1,493)      563
--------------------------------------------------------------------------------
  Preferred dividends declared        _       (920)   (1,104)       _         _
  Net income (loss) applicable
   to common stock              $  3,003  $  2,324  $ (7,563) $ (1,493) $    563
================================================================================

                                                Year ended December 31
(Dollars in thousands,                ------------------------------------------
 except per share data)                 1996    1995     1994     1993     1992
--------------------------------------------------------------------------------
FINANCIAL RATIOS:(2)
 Return on average total assets(3)      1.06%   1.34%   (2.56)%  (0.62)%   0.24%
 Return on average shareholders'
  equity(4)                            12.96%  16.02%  (24.73)%  (8.91)%   3.54%
 Net interest rate spread(5)            4.41%   4.60%    4.49 %   5.18 %   4.74%
 Net interest margin(6)                 4.76%   4.98%    4.82 %   5.33 %   5.03%
 Ratio of other general and
  administrative expenses to
  average total assets                  2.77%   3.46%    3.50 %   2.84 %   3.23%
 Nonperforming assets to total
  assets at end of period(7)            1.60%   3.60%    6.24 %   6.26 %   6.83%
 Net loan charge-offs to
  average loans                         1.68%   2.45%    2.14 %   1.73 %   0.61%
 Net loan charge-offs and OREO
  valuation adjustments to
  average loans and OREO                1.73%   2.57%    2.92 %   3.16 %   1.14%
 Allowance for loan losses to
  total loans net of deferred fees      1.61%   2.29%    4.43 %   1.91 %   1.46%
 Allowance for loan losses and
  OREO valuation allowance to
  nonperforming assets                 70.58%  52.68%   61.72 %  33.60 %  24.04%
 Allowance for loan losses to
  nonaccrual loans                    245.31%  90.27%   82.57 %  75.40 %  46.58%
 Total average shareholders'
  equity to total average assets        8.20%   8.38%   10.34 %   7.01 %   6.75%
--------------------------------------------------------------------------------
PER SHARE DATA(8) (IN THOUSANDS):
 Common shares outstanding             2,960   2,954    1,102    1,099       _
 Common stock equivalents of
  preferred stock(9)                      _       _     1,558    1,558       _
 Treasury shares                         (12)     _        _        _        _
 Other common stock equivalents           94      _        _        _        _
--------------------------------------------------------------------------------
 Total common stock equivalents,
  assuming full conversion of
  preferred stock                      3,042   2,954    2,660    2,657       _
 Book value per common share           $8.35   $7.43    $7.38   $10.23
 Fully diluted earnings (loss)
  per common share                     $1.00   $1.20   ($6.88)      _        _
================================================================================

(1) Represents the cumulative effect of implementing Statement of Financial Accounting Standards No. 109.
(2)  Pacific Crest's performance ratios are based on actual daily averages.
(3)  Net income (loss) divided by average total assets.
(4)  Net income (loss) divided by total average shareholders' equity.
(5) Average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(6)  Net interest income divided by total average interest-earning assets.
(7) Nonperforming assets include total nonaccrual loans, OREO and nonperforming investments.
(8) Pacific Crest did not have any assets and did not conduct any significant business prior to December 23, 1993 when The Foothill Group, Inc. contributed 100% of the outstanding shares of Pacific Crest Investment common stock to the Company in exchange for 1,099,490 shares of its common stock. Upon completion of a preferred stock offering by the Company, The Foothill Group, Inc. then distributed to its shareholders as a stock dividend 100% of the outstanding shares of Pacific Crest common stock.
(9) The conversion price of the preferred stock for these calculations is $9.00 per share. The preferred stock was converted into common stock of the Company in December of 1995.
(10) 1996 includes a $264,000 gain on the sale of $28.2 million in deposits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     Pacific Crest Capital, Inc. ("the Company"), is a Delaware corporation incorporated as a financial institution holding company to hold 100% of the stock of Pacific Crest Investment and Loan ("Pacific Crest Investment") formerly known as Foothill Thrift and Loan.

     The consolidated financial statements and financial data as of December 31, 1996, 1995, 1994 and 1993 include the Company and its wholly owned subsidiary Pacific Crest Investment. The balance sheets as of December 31, 1992 and the statement of operations and cash flows for the year ended December 31, 1992 represent the financial condition and results of operations for Pacific Crest Investment. For convenience, these financial statements are referred to as the financial statements of the Company (Pacific Crest).

RESULTS OF OPERATIONS

  EARNINGS PERFORMANCE

     The Company's pre-tax income for the year ended December 31, 1996 was $4.5 million, compared to $3.2 million for the same period in 1995. The increase of $1.3 million, or 40.6% was due to several factors. Net interest income for the year ended December 31, 1996 increased by $1.4 million, noninterest income increased by $160,000, and noninterest expense decreased by $786,000, when compared to the same period in 1995. Partially offsetting these changes was an increase of $957,000 in the provision for loan losses.

  NET INTEREST INCOME

     Net interest income increased by $1.4 million, or 11.5%, to $13.1 million for the year ended December 31, 1996 as compared to the same period in 1995. This was primarily due to the increase in the Company's average interest earning assets of $39.2 million during the period ending December 31, 1996.

     Interest income and interest expense can fluctuate widely based on changes in the level of interest rates in the economy. The Company attempts to minimize the effect of interest rate fluctuations on net interest margin by matching as nearly as possible interest sensitive assets and interest sensitive liabilities.

     Net interest income can also be affected by a change in the composition of assets and liabilities; for example, if higher yielding loan assets were to replace a like amount of lower yielding short-term government securities. Net interest income is affected by changes in volume and changes in rates. Volume changes are caused by differences in the level of earning assets and interest-bearing liabilities. Rate changes result from differences in yields earned on assets and rates paid on liabilities.

     The following table presents the distribution of average assets, liabilities and shareholders' equity, the total dollar amount of interest income from average interest-earning assets, the resultant yields and the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. All average balances are daily average balances. Nonaccrual loans and nonperforming assets have been included in the table as loans and investments, respectively, having a zero yield.

AVERAGE BALANCES, INTEREST INCOME AND EXPENSE, YIELDS AND RATES

                                                                  Year Ended December 31
                           --------------------------------------------------------------------------------------------------------
                                  1996                                       1995                                 1994
                           --------------------------------------------------------------------------------------------------------
                                      Interest     Average                 Interest      Average                Interest    Average
                           Average     Earned/     Yield/       Average     Earned/      Yield/      Average     Earned/     Yield/
(Dollars in Thousands)     Balance      Paid        Rate        Balance      Paid         Rate       Balance      Paid        Rate
----------------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
 Loans(1)                 $190,856     $21,384     11.20%      $185,135     $20,773      11.22%      $195,239    $18,630     9.54%
 Repurchase agreements      42,547       2,255      5.30%        18,325       1,065       5.81%        21,342        854     4.05%
 Interest-bearing
  deposits                     286          15      5.24%           331          16       4.83%           316         10     3.16%
 Investment securities          --          --         --            --          --          --           711         --        --
 U.S. government agency
  securities
    Available for sale      23,874       1,632      6.84%            --          --          --            --         --        --
    Held to maturity        17,173       1,281      7.46%        31,291       1,945       6.22%        26,271      1,620     6.17%
----------------------------------------------------------------------------------------------------------------------------------
 Total interest-earning
  assets(1)                274,736      26,567      9.67%       235,082      23,799      10.12%       243,879     21,114     8.66%
 Other real-estate owned     3,938                                4,607                                 6,960
 Other non-interest
  earning assets             7,980                                7,623                                 6,272
 Less allowance for
  loan(1) losses             4,013                                5,753                                 4,510
----------------------------------------------------------------------------------------------------------------------------------
  Total assets            $282,641                             $241,559                              $252,601
----------------------------------------------------------------------------------------------------------------------------------
INTEREST BEARING
 LIABILITIES:
 Savings accounts          176,742       9,179      5.19%       141,981       7,873       5.55%        79,053      3,247     4.11%
 Certificates of deposit    62,747       3,456      5.51%        76,600       4,196       5.48%       145,569      6,111     4.20%
 Money market checking      16,717         822      4.92%            --          --          --            --         --        --
 Other borrowings              671          43      6.41%           238          15       6.30%            --         --        --
----------------------------------------------------------------------------------------------------------------------------------
 Total interest-bearing
  liabilities              256,877      13,500      5.26%       218,819      12,084       5.52%       224,622      9,358     4.17%
 Non interest-bearing
  liabilities                2,597                                2,495                                 1,861
 Shareholders' equity       23,167                               20,245                                26,118
----------------------------------------------------------------------------------------------------------------------------------
 Total liabilities and
  shareholders' equity    $282,641                             $241,559                              $252,601
----------------------------------------------------------------------------------------------------------------------------------
 Net interest income                   $13,067                              $11,715                              $11,756
 Net interest rate
  spread(2)                                         4.41%                                 4.60%                              4.49%
 Net interest-earning
  assets                  $ 17,859                             $ 16,263                              $ 19,257
 Net interest margin(3)                             4.76%                                 4.98%                              4.82%
 Average interest-
  earning assets to
  average interest-
  bearing liabilities                   107.0%                               107.0%                               109.0%
==================================================================================================================================

(1) Calculated net of deferred loan fees. The amount of interest foregone on nonaccrual loans was $547,000, $803,000 and $972,000 for 1996, 1995 and
     1994, respectively.
(2) Net interest rate spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(3) Net interest margin is computed by dividing net interest income by total average earning assets.

     The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities due to changes in outstanding balances and changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume; (i.e. changes in volume multiplied by old rate) and (ii) changes in rate (i.e. changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume which cannot be segregated, have been allocated proportionately to changes due to volume and changes due to rate.

                                                                    Year Ended December 31,
--------------------------------------------------------------------------------------------------------------------
                                                 1996 compared to 1995                    1995 compared to 1994
                                               Increase (decrease) due to               Increase (decrease) due to
--------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                       Volume     Rate     Net Change           Volume     Rate     Net Change
--------------------------------------------------------------------------------------------------------------------
CHANGES IN INTEREST INCOME:
 Loans(1)                                    $   642    $  (31)  $   611              $  (964)   $ 3,107  $ 2,143
 Repurchase agreements                         1,407      (217)    1,190                 (121)       332      211
 Interest-bearing deposits                        (2)        1        (1)                   -          6        6
U.S. government agency securities                  -         -         -                    -          -        -
  Available for sale                           1,632         -     1,632                    -          -        -
  Held to maturity                              (878)      214      (664)                 310         15      325
--------------------------------------------------------------------------------------------------------------------
 Total change in interest income               2,801       (33)    2,768                 (775)     3,460    2,685
--------------------------------------------------------------------------------------------------------------------
CHANGES IN INTEREST EXPENSE:
 Savings accounts                              1,929      (623)    1,306                2,585      2,041    4,626
 Certificates of deposit                        (759)       19      (740)              (2,895)       980   (1,915)
 Money market checking                           822         -       822                    -          -        -
 Other borrowings                                 27         1        28                    -         15       15
--------------------------------------------------------------------------------------------------------------------
 Total change in interest expense              2,019      (603)    1,416              $  (310)   $ 3,036  $ 2,726
--------------------------------------------------------------------------------------------------------------------
  Net change in net interest income          $   782    $  570   $ 1,352                 (465)       424      (41)
====================================================================================================================

(1) Does not include interest income which would have been earned on nonaccrual loans.

  TOTAL INTEREST INCOME

     Total interest income increased by $2.8 million or 11.6% to $26.6 million for 1996 compared to 1995, due primarily to an increase in the average interest earning asset balances of $39.7 million or 16.9%. Partially offsetting this increase was a decline in the yield on interest earning assets of 45 basis points. The overall yield on the Company's interest-earning assets decreased from 10.12% for 1995 to 9.67% for 1996. The decrease in the yield was primarily the result of the increase in lower yielding U.S. government sponsored agency securities, compared to the Company's higher yielding loan assets. The decline in market interest rates on repurchase agreements was largely offset by increased yields in U.S. government sponsored agency securities.

     Interest income on loans increased $611,000 or 2.9% for 1996 compared to 1995. This increase was attributable to the volume increase of $5.7 million during 1996 which was partially offset by a 2 basis point decrease in the yield.

     The Company purchased a net of $83.5 million of U.S. government sponsored agency securities in 1996. The Company recorded $1.6 million in income on securities classified as available for sale yielding 6.84% for the year ending December 31, 1996. The Company held no securities within this category during 1995. The Company recorded $1.3 million in income on U.S. government sponsored agency securities classified as held to maturity yielding 7.46% for the year ending December 31, 1996. This represented a $664,000 or 34.1% decrease in interest earned as compared to the same period in 1995, due to the smaller balance of securities being held in this category during 1996. The increase in yield of 124 basis points, was due to the purchase of higher yielding securities complemented with longer term maturities during 1996 as compared with 1995.

     Interest earned on the Company's securities purchased under resale agreements increased by $1.2 million or 112% for the year ending December 31, 1996. This was due to an increase of $24.2 million in the average balance of these securities during 1996. This increase was partially offset by a 51 basis point decrease in the yield during 1996. The decrease in yield reflects the decline in market interest rates between these periods.

  TOTAL INTEREST EXPENSE

     Total interest expense for 1996 increased by $1.4 million, or 11.7%, from $12.1 million in 1995 to $13.5 million in 1996. The primary increase in interest cost resulted from an increase in the average interest bearing deposits of $38.1 million, or 17.4%, for the year ending December 31, 1996 as compared to the same period in 1995. Partially offsetting these increases was a decline in the rates paid on interest bearing liabilities during this same period. The rate paid on the Company's interest bearing liabilities declined from 5.52% to 5.26% or 26 basis points for the year ending December 31, 1996. The decline in the rates paid on the Company's interest bearing liabilities reflect the decline in market interest rates between the 1995 and 1996 periods and the substitution of lower rate money market checking accounts for higher rate paying certificates of deposit.

     Interest expense on certificates of deposit decreased by $740,000, or 17.6%, for 1996 compared to 1995, due primarily to a $13.9 million decline in the average certificates of deposits outstanding. This decline was partially offset by an increase in the rates paid on these deposits from 5.48% in 1995 to 5.51% in 1996.

     Interest expense on savings accounts increased by $1.3 million, or 16.6%, for 1996 when compared to 1995, due to a $34.8 million increase in average savings deposits for the year ended December 31, 1996. Partially offsetting this increase was a 36 basis point decrease in the rate paid on savings accounts from 5.55% for 1995 to 5.19% for 1996. The decrease in the rate paid reflects the decline in market interest rates between these periods.

     The Company introduced a money market checking product during the first quarter of 1996. The introduction of this product resulted in attracting $20.1 million in deposits during 1996. The Company paid 4.92% on this product for the year ended December 31, 1996.

     Interest expense on other borrowings increased by $28,000, or 187% from $15,000 for the year ended December 31, 1995 to $43,000 for the same period in 1996. The increase was due primarily to an increase in borrowing by the Company during 1996.

  PROVISION FOR LOAN LOSSES

     During 1996, the Company increased its provision for loan losses to $1.9 million from $960,000 for 1995 The increase of $957,000 between 1996 and 1995 in the loan loss provision reflects the additional expense provided in June of 1996 in connection with the sale of $9.5 million in nonaccrual and TDR loans.

     Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. The calculation of the adequacy of the allowance for loan losses is based on a variety of factors, including underlying loan collateral values, delinquency trends and historical loan loss experience. Commercial real estate serves as collateral for virtually all of the Company's loan portfolio. The ratio of nonaccrual loans to total loans, net of deferred loan fees was 0.66% at December 31, 1996 and 2.53% at December 31, 1995. The ratio of the allowance for loan losses to nonaccrual loans increased to 245% at December 31, 1996 from 90% at December 31, 1995.

  NONINTEREST INCOME

     Noninterest income for the year ended December 31,1996 increased by $160,000, or 12.1% over the same period in 1995. The gain of $413,000 on investment securities for the year ended December 31, 1996 represented the final recovery on a corporate debt security that had been written off in 1994. This compares with the gain on investment securities for 1995 which included a gain of $195,000 from the sale of a collateralized mortgage obligation (CMO residual) and a recovery of $656,000 from the corporate debt security written off during 1994.

     Other noninterest income increased by $334,000, or 71.1%, as a result of increases in late fees, loan prepayment fees, and rents received on OREO properties.

     In addition, noninterest income included a $264,000 gain recorded on the sale of $28.2 million of the Company's San Francisco branch deposits in September of 1996.

  NONINTEREST EXPENSE

Noninterest Expense Analysis
------------------------------------------------------------------------------------------------------------------------
                                                                         Dollar      Percentage    Dollar     Percentage
                                        Year Ended December 31,          Change      Change +/-    Change     Change +/-
------------------------------------------------------------------------------------------------------------------------
Dollars in thousands                   1996      1995      1994        1996/1995     1996/1995   1995/1994    1995/1994
------------------------------------------------------------------------------------------------------------------------
Valuation adjustments to               $   155   $   344   $ 1,719     $  (189)         -54.94%  $(1,375)      -79.99%
 other real estate owned
Other real estate owned expense            150       203       850         (53)         -26.11%     (647)      -76.12%
Salaries and employee benefits           4,664     4,147     3,692         517           12.47%      455        12.32%
Net occupancy expense                    1,534     1,470     1,453          64            4.35%       17         1.17%
FDIC insurance premiums                     72       337       598        (265)         -78.64%     (261)      -43.65%
Credit and collections expenses             94       485     1,100        (391)         -80.62%     (615)      -55.91%
Communication and data processing          551       467       484          84           17.99%      (17)       -3.51%
Other expenses                             903     1,456     1,514        (553)         -37.98%      (58)       -3.83%
------------------------------------------------------------------------------------------------------------------------
Total noninterest expense              $ 8,123   $ 8,909   $11,410     $  (786)          -8.82%  $(2,501)      -21.92%
========================================================================================================================

     The valuation adjustment to OREO and other real estate owned expense during 1996 decreased due, primarily, to the stabilization of commercial real estate values in California, resulting in a decrease in write downs on foreclosed real estate property subsequent to its foreclosure.

     Salaries and employee benefits during 1996 increased as a result of the hiring of four individuals to manage the Company's newly established SBA department during the second quarter of 1996, severance packages paid to employees of the San Francisco branch which was sold in September of 1996, and employee bonuses earned in 1996 which were not earned in 1995.

     FDIC insurance premiums declined for the year ended December 31, 1996 due to a reduction of the FDIC insurance premium rates in 1996.

     Credit and collections costs during 1996 decreased as a result of the Company having fewer delinquent nonaccrual accounts in 1996 as compared to 1995.

     Other expenses during 1996 decreased partially, as a result of a reduction in the accrual of Delaware franchise taxes in the first quarter of 1996 and legal and consulting fees paid in 1995 in connection with the 1995 exchange offer of the Company's Preferred Stock.

  INCOME TAX PROVISION

     The Company's income tax provision for the year ended December 31, 1996 was $1.5 million producing an effective tax rate of 33.4%. The difference between the Company's statutory tax rate of 41.5% and its effective tax rate for the year ended December 31, 1996 was due to both the reversal of a portion of the Company's tax valuation reserve of approximately $305,000 against the Company's tax provision, as well as California tax deductions (credits) generated by the Company on loans made in special tax zones within California.

     The Company's income tax provision for 1995 was reduced by a like reduction in the Company's tax valuation reserves. The combined statutory tax provision of approximately $1.4 million representing a combined statutory tax rate of approximately 41.6% was reduced by a reduction in the Company's tax valuation reserve of approximately $1.5 million. The Company's tax valuation reserve established during 1994 was applied to the 1995 tax provision.

FINANCIAL CONDITION

  BALANCE SHEET ANALYSIS

     Total assets increased by $45.0 million to $304.1 million at December 31, 1996 from $259.1 million at December 31, 1995. The increase was partially due to the Company's purchase of U.S. government sponsored agency securities, net of maturities, totaling $83.5 million at December 31, 1996. The Company purchased these securities intending to maximize the earnings of cash held in securities purchased under resale agreements which yielded a lower return.

     Total loans increased by $13.0 million to $211.7 million from $198.7 million at December 31, 1995. The increase in loans was primarily due to 1996 loan originations of $44.4 million and fourth quarter loan purchases of $20.2 million, reduced by $48.0 million in loan payoffs, loan transfers to OREO, and loan chargeoffs. Included in the $48.0 million loan payoff figure was a bulk loan sale of $9.5 million of nonaccrual and loans classified as troubled debt restructurings. The increases in investment securities and loans were funded primarily through a reduction of $53.3 million in cash and cash equivalents, with the remainder being provided from the increased deposit balances and other borrowings.

     Total deposits increased by $32.2 million to $266.7 million at December 31, 1996 from $234.5 million at December 31, 1995. Savings accounts decreased by $15.9 million to $157.8 million at December 31, 1996. This decrease was more than offset by the increase of $20.1 million in the Company's newly introduced money market checking account and the $28.0 million increase in certificates of deposit as of December 31, 1996, when compared to the same period in 1995, despite the sale of the Company's San Francisco branch in September 1996, which resulted in the sale of $21.0 million in savings deposits, $7.2 million in time deposits, for a total sale of $28.2 million in deposit liabilities. The Company sold its San Francisco branch to reduce expenses associated with deposit gathering.

     In 1996, the Company set up borrowing lines with two brokers aggregating $50 million in availability. As of December 31, 1996, other borrowings totaled $10 million. The Company uses these lines to cover short term financing needs for loan fundings or security purchases.

NONPERFORMING ASSETS

     The Company's general policy is to discontinue accrual of interest on a loan when any installment payment is 61 days or more past due or, when management otherwise determines the collectibility of principal or interest is unlikely prior to the loan becoming 61 days past due.

     Interest income on nonaccrual loans is subsequently recognized when the loan becomes contractually current. Accounts which are deemed uncollectible by management or for which no payment has been received for five months are charged off for the amount that exceeds the estimated net realizable value of the underlying real estate collateral.

     The Company's general policy is to initiate foreclosure proceedings when loans are more than 30 days past due. Some loans that are more than 30 days past due are never actually foreclosed, however, because the borrower brings the account current either before a formal notice of default is filed or before the property goes to foreclosure sale.

     On loans that are more than 60 days past due, updated third party appraisals are generally ordered to ascertain the current fair market value of the loan collateral. Between the time the updated appraisals are ordered and the time they are received, (normally about a 60 day period), management evaluates the loan collateral position to ascertain the amount of general loan loss reserves that should be allocated to the loan. Upon receipt of the third party appraisal, further general loan loss reserves are allocated, if necessary based on the estimated net realizable value of the collateral (which is calculated based on the estimated sales price of the collateral less all selling costs).

     The calculation of the adequacy of the allowance for loan losses is based on a variety of factors, including loan classifications and underlying loan collateral values, and not directly tied to the level of nonperforming loans which are comprised entirely of nonaccrual loans. Therefore, changes in the amount of nonaccrual loans will not necessarily result in an associated increase or decrease in the allowance for loan losses. The ratio of nonaccrual loans to total loans, net of deferred fees was 0.65% at December 31, 1996 and 2.53% at December 31, 1995.

     Total nonperforming assets declined in 1996 from $9.3 million or 3.6% of total assets at December 31, 1995 to $4.8 million or 1.60% of total assets at December 31, 1996. The following table sets forth, by accrual status, the number and remaining balances of commercial real estate loans that were more than 30 days delinquent at December 31, 1996:

                                                               Loans Delinquent at December 31, 1996
                                 -------------------------------------------------------------------------------------------------
                                      30-59 Days               60-89 Days            90 Days and over         Total Delinquent
                                 -------------------------------------------------------------------------------------------------
                                 No.              % of    No.              % of    No.              % of    No.              % of
                                 of      Loan     Total   of      Loan     Total   of      Loan     Total   of      Loan     Total
(Dollars in thousands)           Loans   Amount   Loans   Loans   Amount   Loans   Loans   Amount   Loans   Loans   Amount   Loans
----------------------------------------------------------------------------------------------------------------------------------
Commercial real estate loans:
Nonaccrual loans                     -   $   -       -        -       -        -      4    $1,386   0.65%       4   $1,386   0.65%
Loans accruing                       2     659    0.31%       1     318     0.15%     -         -      -        3      977   0.46%
----------------------------------------------------------------------------------------------------------------------------------
Total delinquent loans               2     659    0.31%       1   $ 318     0.15%     4    $1,386   0.65%       7   $2,363   1.11%
==================================================================================================================================

  NONPERFORMING AND RESTRUCTURED ASSETS

     The following table sets forth (a) loans accounted for on a nonaccrual basis, (b) OREO, (c) nonperforming investments and (d) loans that were "troubled debt restructurings" at the dates indicated:

NONPERFORMING AND TROUBLED DEBT RESTRUCTURING ASSETS                                   December 31,
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                          1996          1995          1994          1993          1992
------------------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans/Commercial Real Estate Loans                $   1,386     $   4,985     $   9,779     $   5,186     $   6,859
Other real estate owned                                          3,469         4,355         5,724         9,092         8,065
------------------------------------------------------------------------------------------------------------------------------------
Total nonaccrual loans and OREO                                  4,855         9,340        15,503        14,278        14,924
Nonperforming investments                                            -             -             -           898         1,705
------------------------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                       4,855          9,340       15,503        15,176        16,629
Troubled debt restructurings(1)                                    719          8,757        5,039         4,765             -
------------------------------------------------------------------------------------------------------------------------------------
Total nonaccrual loans and OREO to total assets                  1.60%          3.60%        6.24%         5.89%         6.13%
Total nonperforming assets to total assets                       1.60%          3.60%        6.24%         6.26%         6.83%
Allowance for loan losses to nonaccrual loans                  245.30%         90.30%       82.60%        75.40%        46.60%
====================================================================================================================================

(1) All troubled debt restructurings were performing in accordance with their revised terms at December 31,1996

     For 1996 and 1995, gross interest income which would have been recorded had the nonaccrual loans been current in accordance with their original terms was $614,000 and $803,000, respectively. The amount that was recorded as interest income on such loans was $67,000 and $344,000 for 1996 and 1995, respectively.

  NONACCRUAL LOANS

     Nonaccrual loans are loans, not classified as "troubled debt restructurings" or OREO, that show little or no current payment ability. These loans are supported, however, by collateral or cash flow that support the collectibility of the Company's remaining book balance. Nonaccrual loan balances are net of any prior write-offs, but any specifically assigned general allowance for loan losses are not deducted from the nonaccrual loan balances.

     The following table represents the major components of the changes in the nonaccrual loans for the year ending December 31, 1996, 1995 and 1994:

NONACCRUAL LOAN ACTIVITY                                                                      Year Ending
------------------------------------------------------------------------------------------------------------------------------------
                                                                         December 31,         December 31,         December 31,
(Dollar in thousands)                                                       1996                 1995                 1994
------------------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans at beginning of period                               $          4,985     $          9,779     $          5,186
  Nonaccrual loan additions                                                      4,675               11,835               17,045
  Loans returned to accrual status                                                (630)              (5,910)              (2,342)
  Loans transferred to OREO                                                     (2,836)              (6,790)              (5,402)
  Loan provision/other                                                               -                 (566)                   -
  Net loan chargeoffs                                                           (1,929)              (2,014)              (4,178)
  Loan payments/payoffs                                                         (2,879)              (1,349)                (530)
------------------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans at end of period                                                1,386                4,985                9,779
 Net change/activity                                                  $         (3,599)    $         (4,794)    $          4,593
====================================================================================================================================

  OTHER REAL ESTATE OWNED

     Assets classified as OREO include foreclosed real estate owned by the Company. The Company had a total of five properties in this category at December 31, 1996, totaling $3.5 million.

     Other real estate owned declined to $3.5 million at December 31, 1996, from $4.3 million at December 31, 1995, a decline of $886,000 or 20.3%. This reflects the sale of eight properties with a net balance of $3.5 million during 1996 versus $8.4 during 1995. The Company provided loan financing in the aggregate principal amount of $247,000 for one of the properties sold during 1996. The Company is currently in sales negotiations on several of its OREO properties.

     The Company makes valuation adjustments to its OREO, based on the most recent collateral appraisal data and other relevant information which effectively reduce the book value of such assets to the estimated fair market value less selling costs of the properties. The fair value of the real estate takes into account the real estate values net of expenses such as brokerage commission, past due property taxes, property repair expenses, and other items. The estimated sale price does not necessarily reflect appraisal values which management believes, in some cases, may be higher than what could be realized in a sale of OREO. The $3.5 million balance of OREO at December 31, 1996 reflects reductions of $1.46 million from the original principal balances of the related loans, through both loan chargeoffs (prior to the properties becoming OREO) and valuation adjustments (subsequent to the properties becoming
OREO). The $1.46 million of reductions is not included in the allowance for loan losses.

     The following table represents the major components of the changes in the OREO for the year ending December 31, 1996, 1995 and 1994:


OTHER REAL ESTATE OWNED ACTIVITY                           Year Ending
--------------------------------------------------------------------------------
                                     December 31,    December 31,   December 31,
(Dollar in thousands)                    1996            1995           1994
--------------------------------------------------------------------------------
OREO at beginning of period            $ 4,355         $ 5,724        $ 9,092
  Transfers from loans                   2,836           6,790          5,402
  OREO write downs                        (155)           (344)        (1,719)
  Payments/other                           (86)            581            (51)
  Sales of OREO properties              (3,481)         (8,396)        (7,000)
--------------------------------------------------------------------------------
OREO balance at end of period            3,469           4,355          5,724
--------------------------------------------------------------------------------
 Net change/activity                  $  (886)        $(1,369)       $ 3,368
================================================================================

 TROUBLED DEBT RESTRUCTURINGS (TDR)

     A TDR is a loan in which the Company, for reasons related to the borrower's financial difficulties, grants a permanent concession to the borrower, such as a reduction in the loan's fully-indexed interest rate, a reduction in the face amount of the debt, or an extension of the maturity date of the loan, that the Company would not otherwise consider. At December 31, 1996, the Company had one loan in the aggregate principal amount of $719,000 that was categorized as a TDR. The TDR balance reflected in the "Nonperforming and Restructured Asset" table is net of any prior write-offs, but any specifically assigned general allowance for loan losses are not deducted from the above TDR loan balances.

     The Company recorded a charge of $125,000 in 1995, against interest income related to the TDR loans, to record the difference between the contractual rate of interest and the modified rate of interest throughout the term of the loan modification. The Company's total interest income was reduced by a net charge of $478,000 for all loans qualifying as TDRs during the year ending December 31, 1995.

     The following table represents the major components of the changes in the TDRs for the year ending December 31, 1996 and 1995:


TROUBLED DEBT RESTRUCTURING ACTIVITY                     Year Ending
--------------------------------------------------------------------------------
                                            December 31,         December 31,
(Dollar in thousands)                           1996                 1995
--------------------------------------------------------------------------------
TDR balance beginning of period               $ 8,757              $ 5,039
  Transfers from/(to) accruing loans             (948)               4,913
  Transfers from/(to) nonaccruing loans          (156)               2,624
  Loan sale/loan payments                      (5,538)              (1,515)
  Net loan charge-offs/other                   (1,396)              (2,304)
--------------------------------------------------------------------------------
TDR balance end of period                         719                8,757
--------------------------------------------------------------------------------
  Net change/activity                         $ 8,038              $ 3,718
================================================================================

 OTHER LOANS OF CONCERN (POTENTIAL PROBLEM LOANS)

     In addition to nonaccrual loans and TDRs, as of December 31, 1996, the Company had four loans with aggregate outstanding loan balances of $3.6 million with respect to which known information about the possible credit problems of the borrowers or the cash flows of the properties securing the loans have caused management concern about the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such loans in the nonperforming loan category. This compares with eight loans with aggregate outstanding loan balances of $5.0 million at December 31, 1995.

LIQUIDITY

     The Company's primary sources of funds are deposits and payments of principal and interest on loans. While maturities and scheduled principal amortization on loans are a reasonably predictable source of funds, deposit flows and mortgage loan prepayments are greatly influenced by the level of interest rates, economic conditions, and competition.

     The primary lending and investment activities of the Company have generally been the origination of adjustable rate commercial real estate loans, the purchase of U.S. government sponsored agency securities, and to a lesser extent, the purchase of short-term investment securities. The purchase of U.S. government sponsored agency securities and short-term investment securities provide a source of long- and short-term liquidity. The lending and investment activities of the Company are funded primarily by principal and interest payments on loans and interest-bearing deposit growth.

     The Company maintains minimum levels of liquidity as defined by Company policy. The Company's liquidity ratio at December 31, 1996 was approximately 31%, which exceeded the 10.00% minimum required by policy.

     The Company's most liquid assets are cash, cash in banks, and short-term investments. The levels of these assets depend on the Company's operating, financing, lending and investing activities during any given period.

     Liquidity for the Company is monitored daily and evaluated monthly. Excess funds are invested in short-term investment securities, generally repurchase agreements. Additional sources of funds are available by the use of borrowing against the Company's U.S. government sponsored agency securities portfolio and secondarily by borrowing from the Federal Reserve Bank's discount window. At December 31, 1996, Pacific Crest Investment had $10.0 million in outstanding short term borrowings against its $50 million borrowing line with brokers which left $40 million in unused borrowing availability against its U.S. government sponsored agency securities. The Company had a borrowing line of $6.7 million with the Federal Reserve Bank at December 31, 1996.

     At December 31, 1996, the Company had outstanding commitments to fund adjustable rate loans of $1.6 million.

     There has been a significant decrease in the Company's holdings of cash and cash equivalents during the period ending December 31, 1996 compared to 1995. Cash and cash equivalents decreased $53.3 million to $2.8 million at December 31, 1996 from December 31, 1995. The Company experienced a decrease in savings accounts of $15.9 million, an increase of $20.1 million in money market checking deposits and an increase of certificates of deposits of $28.0 million during 1996. The Company originated and purchased $64.6 million in new commercial real estate and business loans during 1996. Off-setting these originations, the Company experienced $40.8 million in loan payoffs, and $3.8 million in loan transfers to OREO, and $3.5 million in loan chargeoffs during 1996.

     The Company on an unconsolidated basis, (the "Parent Company") has approximately $478,000 in cash and cash equivalents at December 31, 1996, which will be utilized to pay future operating expenses of the parent and possibly for future capital infusions into Pacific Crest Investment.

     Pacific Crest Investment's ability to pay dividends to the Parent Company is restricted by California state law, which requires that sufficient retained earnings are available to pay the dividend. At December 31, 1996 Pacific Crest Investment had deficit retained earnings of $358,000. Under California state law, this deficit would have to be turned into a positive figure before dividends could be paid from Pacific Crest Investment to the Parent Company.

     During 1996, 1995 and 1994, the Company originated and purchased loans of $64.6 million, $42.4 million and $16.0 million, respectively.

CAPITAL RESOURCES

     The Company's objective is to maintain a strong level of capital that will support sustained asset growth, anticipated credit risks and to ensure that regulatory guidelines and industry standards are met.

     Pacific Crest Investment is subject to certain leverage and risk-based capital adequacy standards applicable to FDIC-insured institutions. At December 31, 1996, Pacific Crest Investment was in compliance with all such requirements.

     Regulations on capital adequacy guidelines required by the FDIC are as follows. Risk-based capital consists of a core capital component (Tier I), essentially common stockholders' equity, less intangible assets and a supplemental component (Tier II), which includes the allowance for loan losses up to 1.25% of risk-weighted assets, and a system for assigning assets and off-balance sheet items to one of four risk-weighted categories. These capital standards require a minimum Tier I risk-based capital ratio of 4.00% and total risk-based capital ratio (Tier I plus Tier II) of 8.00%.

     In addition to the risked-based guidelines, the FDIC requires banking organizations to maintain a minimum amount of Tier 1 Capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 Capital to total assets must be 3%. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum, or 4% to 5%.

     The following table sets forth Pacific Crest Investment's capital ratios as of the dates indicated:

Regulatory Capital Ratios
                                              At December 31, 1996                    At December 31, 1995
                                        --------------------------------        --------------------------------
Pacific Crest Investment                Required     Actual     Excess          Required     Actual     Excess
------------------------------------------------------------------------        --------------------------------
Leverage capital ratio                   4.00%        7.96%      3.96%           4.00%        7.82%      3.82%
Tier 1 risk-based capital ratio          4.00%       10.31%      6.31%           4.00%        9.48%      5.48%
Total risk-based capital ratio           8.00%       11.56%      3.56%           8.00%       10.74%      2.74%
===================================================================================================================================

ASSET/LIABILITY MANAGEMENT

     The purpose of asset liability management is to minimize the risk of loss resulting from changes in interest rates. One method of assessing the potential risk associated with changes in the interest rates is to examine the extent to which assets and liabilities are "interest rate sensitive" and by monitoring the institution's interest rate sensitivity "gap". An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated, based upon certain assumptions, to mature and reprice within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would generally tend to adversely affect net interest income while a positive gap would generally tend to result in an increase in net interest income. During a period of declining interest rates, a negative gap would generally tend to result in increased net interest income while a positive gap would generally tend to adversely affect net interest income. At December 31, 1996, total interest-bearing liabilities maturing or repricing within one year exceeded total-interest earning assets maturing or repricing in the same period by $89.0 million, representing a positive cumulative one-year gap of 30.2%.

     To the extent consistent with its interest rate spread objectives, the Company attempts to reduce its interest rate risk and has taken a number of steps to match its interest sensitive assets and liabilities to minimize the potential negative impact of changing interest rates. The Company has focused on making adjustable rate commercial real estate loans, virtually all of which adjust quarterly.

     While the Company has written many of its loans with interest rate floors, the fully-indexed rate on the loans at December 31, 1996 were, generally, in excess (above) or equal to those interest rate floors. It may be anticipated that loans with interest rate floors will increase net interest income in a declining interest rate environment because affected loans do not reprice downward to their fully-indexed rate when interest rates fall. No assurances can be given that such will be the case, however, particularly if borrowers are able to refinance or renegotiate their loans when interest rates fall.

     The following table sets forth the interest rate sensitivity of the Company's assets and liabilities at December 31, 1996 on the basis of certain assumptions. Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of the repricing timing or contractual term of the asset or liability. The Company has assumed that its savings accounts, money market accounts, and other borrowings which totaled $157.8 million, $20.1 million and $10.0 million, respectively at December 31, 1996, reprice immediately. Certificates of deposit are included in the table below at their dates of maturity.

     Certain shortcomings are inherent in the method of analysis presented in the following table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, some adjustable rate loans have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, interest rate floors on some adjustable rate loans can have the effect of increasing the net interest income as interest rates decline or, conversely, limiting net interest income as interest rates rise. Also, loan prepayments and early withdrawal of certificates of deposit could cause the interest sensitivities to vary from what appears in the table. Finally, the ability of many borrowers to service their adjustable rate debt may be adversely affected by an interest rate increase.

                                                                             After           After
                                                             Next Day And    Three Months    One Year
                                                             Within          But Within      But Within    After
(Dollars in thousands)                        Immediately    Three Months    One Year        Five Years    Five Years    Total
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Repurchase agreements                         $     262      $        -      $        -      $        -    $        -    $     262
Investment securities - held to maturity              -               -               -           5,000        25,960       30,960
Investment securities - available for sale            -               -               -          12,985        39,549       52,534
Total loans, net of deferred fees                 1,386         156,969           6,645          19,955        26,140      211,095
-----------------------------------------------------------------------------------------------------------------------------------
  Total interest-earning assets               $   1,648      $  156,969      $    6,645      $   37,940    $   91,649    $ 294,851
-----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES:
Certificates of deposit                       $       -      $   24,140      $   42,186      $   22,500    $        -    $  88,826
Savings accounts                                157,789               -               -               -             -      157,789
Money market checking                            20,080                                                                     20,080
Other borrowings                                 10,000                                                                     10,000
-----------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities          $ 187,869      $   24,140      $   42,186      $   22,500    $        -    $ 276,695
-----------------------------------------------------------------------------------------------------------------------------------
Interest rate sensitivity gap                 $(186,221)     $  132,829      $  (35,541)     $   15,440    $   91,649
Cumulative interest rate sensitivity gap       (186,221)        (53,392)        (88,933)        (73,493)       18,156
Interest rate sensitivity gap(1)                    -63%             45%            -12%              5%           31%
Cumulative interest rate                              -             -18%            -30%            -25%            6%
  sensitivity gap ratio(2)
===================================================================================================================================

(1) The interest rate sensitivity gap ratio represents the interest rate sensitivity gap divided by total interest-earning assets.
(2) The cumulative interest rate sensitivity gap ratio represents the cumulative interest rate sensitivity gap divided by total interest-earning assets.

IMPACT OF INFLATION AND CHANGING PRICES

     The consolidated financial statements and notes thereto presented herein have been prepared in accordance with generally accepted accounting principles ("GAAP") which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike industrial companies, nearly all the assets and liabilities of the Company are monetary. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

  COMPARISONS OF FINANCIAL RESULTS
  FOR THE YEAR ENDED DECEMBER 31, 1995 AND 1994

     The Company's net income for 1995 was $3.2 million, compared to a net loss of $6.5 million for 1994. The 1995 increase in net income over 1994 of $9.7 million was primarily the result from a decrease of $7.4 million in the provision for loan losses, a decrease of $1.4 million in the valuation adjustment to other real estate owned, a decrease of $647,000 in other real estate expense, a $615,000 decrease in credit and collection expense and a decrease of $261,000 in FDIC insurance premiums. These decreases were partially offset by an increase in salaries and employee benefits of $455,000 and a decrease of $41,000 to net interest income.

  NET INTEREST INCOME

     Net interest income for 1995 was $11.7 million, a decrease of $41,000 from the prior year.

  TOTAL INTEREST INCOME

     Total interest income increased $2.7 million or 12.7% to $23.8 million for 1995 compared to 1994, due primarily to increased yields on earning assets, particularly loans, which was offset in part by a reduction in the volume of loans and repurchase agreements. The yield on the average interest-earning assets increased from 8.66% for 1994 to 10.12% for 1995. The increase in the yield was the result of an increase in market interest rates and the resulting repricing of loans during the last half of 1994.

     Interest on loans increased $2.1 million or 11.5% for 1995 compared to 1994. This increase was attributable to a 168 basis point increase in the yield on the Company's loan portfolio from 9.54% for 1994 to 11.22% for 1995. The increase in the yield was the result of loans repricing upward during the third and fourth quarters of 1994 and remaining unchanged during most of 1995.

     Interest earned on the U.S. Government sponsored agency securities was $1.9 million for 1995 compared to $1.6 million in 1994. The purchase of these securities during the second and third quarters of 1994 provided an alternative to investing in lower yielding repurchase agreements. The entire portfolio matured or were called by the issuing agencies during the second, third and fourth quarters of 1995. The increase in interest in the U.S. agency securities portfolio was primarily a result of maintaining approximately $5 million more in average outstandings in these securities during 1995 as compared to 1994. The yield on these securities increased from 6.17% in 1994 to 6.22% in 1995.

     Interest earned on the Company's repurchase agreement securities increased by $211,000 or 24.7% for 1995 compared to 1994. This increase was the result of the yield on these securities increasing from 4.05% in 1994 to 5.81% in 1995.

  TOTAL INTEREST EXPENSE

     Total interest expense for 1995 increased $2.7 million from 9.4 million in 1994 to $12.1 million in 1995. The increase in total interest expense in 1995 was primarily attributable to an increase in market interest rates and the upward repricing of deposits that began in the third and fourth quarters of 1994. Deposit rates remained relatively constant through most of 1995, until the fourth quarter of 1995 when market rates began to decline and deposits began to reprice downward.

     Interest on certificates of deposit decreased $1.9 million or 31.3% for 1995 compared to 1994, due primarily from a $69.0 million decline in the average certificates of deposits outstanding. This decline was partially offset by an increase in the rates paid on these deposits from 4.20% in 1994 to 5.48% in 1995. The Company did not aggressively marketed its certificate of deposit accounts and, as a result, had been able to lag interest rate increases in this product during both 1995 and 1994 which resulted in a runoff of certificates of deposits.

     Interest on savings accounts increased $4.6 million or 142.5% for 1995 when compared to 1994, due to a $62.9 million increase in average savings deposits for 1995. Also contributing to this increase was a 144 basis point increase in the average rates paid on savings accounts from 4.11% for 1994 to 5.55% for 1995.

     The Company recorded interest expense of $15,000 on other borrowings during 1995. The Company had no other borrowings during 1994.

  PROVISION FOR LOAN LOSSES

     During 1995, the Company decreased its provision for loan losses to $960,000 from $8.3 million for 1994. The decrease of $7.4 million between 1995 and 1994 in the loan provision reflects a stabilization in the collateral values supporting loans due to the improvement in the regional economy in Southern California. The erosion of collateral value, along with recession related loan defaults, resulted in the increased level of loan loss provisions during 1994. Total nonperforming assets declined in 1995 from $15.5 million or 6.2% of total assets at December 31, 1994 to $9.3 million or 3.6% of total assets at December 31, 1995.

  NONINTEREST INCOME

     Noninterest income for 1995 increased $1.7 million over 1994. Noninterest income for 1995 included a gain of $195,000 from the sale and receipt of payments on a collateralized mortgage obligation (CMO residual). The Company sold its remaining interest in its CMO residual during 1995. In addition, the Company recorded a partial recovery of $656,000 based on the cash receipts on a corporate debt security that had been written off during 1994. This compares to writedowns of $780,000 during 1994 on the Company's remaining investment securities.

     Other noninterest income increased by $66,000 compared to 1994. Increases in late fees and loan prepayment fees accounted for these increases.

  NONINTEREST EXPENSE

     The decrease of $2.5 million in noninterest expenses during 1995 reflect an overall decrease in most of the Company's expense categories. The decreases in valuation adjustments to other real estate owned, other real estate owned expenses and credit and collection expenses are the result of the improvement in the reduction of the Company's nonearning assets and the costs associated with the collection of these accounts. The stabilization of commercial real estate values in California during 1995 resulted in the Company not having to writedown these OREO properties as aggressively in 1995 as compared to 1994. Several of the OREO properties owned during 1994 required repairs to bring them to a marketable condition. The decline in these costs also reflect the reduction in delinquent property taxes paid on OREO accounts during 1995 as compared to 1994.

     The increase in salaries and employee benefits expense resulted primarily from an increase in Company staffing in its commercial real estate marketing and operations areas due to an anticipated increases in commercial real estate lending. Also reflected in this increase were general salary increases for 1995 in addition to amount relating to severance packages paid to employees of the residential real estate lending department as a result of discontinuing the residential lending programs. The net occupancy increase includes rental increases as well as additional costs associated with the rental of space for the residential real estate department.

     Partially offsetting these increases were reductions in FDIC insurance premiums, communications and data processing expenses and other expenses. The decrease in FDIC expense reflects the refund of insurance premiums made by the FDIC in the third quarter of 1995 due to a change in the insurance rate charged for insured deposits. The FDIC reduced insurance premiums for all FDIC insured institutions effective May 1, 1995.

  INCOME TAX BENEFIT

     The Company's income tax provision for 1995 was reduced by a like reduction in the Company's tax valuation reserves. The combined statutory tax provision of approximately $1.4 million representing a combined statutory tax rate of approximately 41.6% was reduced by a reduction in the Company's tax valuation reserve of approximately $1.5 million. The Company's tax valuation reserve established during 1994 was applied to the 1995 tax provision.

FINANCIAL CONDITION

  BALANCE SHEET ANALYSIS

     Total assets increased $10.6 million to $259.1 million at December 31, 1995, from $248.5 million at December 31, 1994. Loans net of deferred fees increased $14.3 million to $196.8 million at December 31, 1995 from $182.5 million at December 31, 1994. The increase in net loans reflects loan originations in excess of loan transfers to OREO and loan repayments. The Company purchased U.S. government sponsored agency securities during June 1994 building this securities portfolio to $55.2 million at December 31, 1994. During 1995, these securities matured or were called by the issuing agency with the funds reinvested primarily in repurchase agreements and loan fundings.

     Total cash and cash equivalents increased by $50.0 million to $56.2 million at December 31, 1995 from $6.2 million at December 31, 1994 primarily as a result of the liquidation of the Company's investment in U.S. sponsored agency issued securities.

     Total deposits increased by $8.1 million to $234.5 million at December 31, 1995 from $226.4 million at December 31, 1994. The Company shifted its deposit strategy during 1994, with the introduction of a competitive money market savings account that was designed to compete with higher yielding certificates of deposits. Total savings accounts increased $33.7 million to $173.7 million at December 31, 1995. Certificate of deposits decreased $25.5 million to $60.8 million at December 31, 1995.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Balance Sheets at December 31, 1996 and 1995...............     35
Consolidated Statements of Operations for the years ended
  December 31, 1996, 1995, and 1994.....................................     36
Consolidated Statements of Shareholders' Equity for the years ended
  December 31, 1996 and 1995............................................     37
Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994......................................     38
Notes to Consolidated Financial Statements..............................  39-51
Report of Deloitte & Touche LLP, Independent Auditors...................     52
Report of Ernst & Young LLP, Independent Auditors.......................     53

CONSOLIDATED BALANCE SHEETS
                                                                                                         Pacific Crest Capital, Inc.
------------------------------------------------------------------------------------------------------------------------------------

                                                                                               December 31
                                                                   -----------------------------------------------------------------
(Dollars in Thousands)                                                             1996                        1995
------------------------------------------------------------------------------------------------------------------------------------
Assets
Cash                                                                             $     2,572                 $     2,118
Certificates of deposit                                                                    -                         300
Securities purchased under resale agreements                                             262                      53,749
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                              2,834                      56,167
------------------------------------------------------------------------------------------------------------------------------------
U.S. Government sponsored agency securities (Note 4)
  Held to maturity, at amortized cost                                                 30,960                           -
  Available for sale, at market                                                       52,534                           -
Loans (Note 5):
  Commercial mortgage                                                                206,172                     193,332
  Residential mortgage                                                                 1,596                       3,169
  Commercial business/other                                                            3,944                       2,242
------------------------------------------------------------------------------------------------------------------------------------
Total Loans                                                                          211,712                     198,743
Deduct:
  Deferred loan fees                                                                     617                       1,965
  Allowance for loan losses                                                            3,400                       4,500
------------------------------------------------------------------------------------------------------------------------------------
                                                                                       4,017                       6,465
------------------------------------------------------------------------------------------------------------------------------------
Net loans                                                                            207,695                     192,278
Accrued interest receivable                                                            1,966                       1,547
Prepaid expenses and other assets                                                        772                         219
Deferred income taxes, net (note 10)                                                   3,302                       3,979
Other real estate owned (Note 6)                                                       3,469                       4,355
Premises and equipment, at cost, net of accumulated
  depreciation and amortization (Note 7)                                                 553                         564
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                     $   304,085                 $   259,109
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing deposits (Note 8):
  Savings accounts                                                               $   157,789                 $   173,725
  Money market checking                                                               20,080                           -
  Certificates of deposit                                                             88,826                      60,785
------------------------------------------------------------------------------------------------------------------------------------
Total deposits                                                                       266,695                     234,510
Other borrowings (Note 9)                                                             10,000                           -
Accrued interest and other liabilities                                                 2,922                       2,647
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                    279,617                     237,157
------------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Notes 14 and 17)
Shareholders' equity (Notes 11,12,13,15 and 16):
  Common stock, $.01 par value, 10,000,000 shares authorized,
  2,959,698 shares issued and outstanding at December 31, 1996,
  2,953,748 shares issued and outstanding at December 31, 1995.                       27,838                      27,813

Accumulated deficit                                                                   (2,858)                     (5,861)
Net unrealized loss on available for sale securities                                    (257)                          -
Common stock in treasury, at cost, 30,000 shares (Note 11)                              (255)                          -
------------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                            24,468                      21,952
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                       $   304,085                 $   259,109
------------------------------------------------------------------------------------------------------------------------------------
Book value per common share (Note 15)                                            $      8.35                 $      7.43
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes.



CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                         Pacific Crest Capital, Inc.
                                                                                     -----------------------------------------------

                                                                                                 Year Ended December 31
                                                                                     -----------------------------------------------
(Dollars in Thousands)                                                                     1996            1995            1994
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
  Interest on loans, including fees                                                      $ 21,384        $ 20,773       $  18,630
  Securities purchased under resale agreements                                              2,255           1,065             854
  Certificates of deposit                                                                      15              16              10
  U.S. government sponsored agency securities
    Held to maturity                                                                        1,281           1,945           1,620
    Available for sale                                                                      1,632               -               -
------------------------------------------------------------------------------------------------------------------------------------
Total interest income                                                                      26,567          23,799          21,114
------------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
  Savings accounts                                                                          9,179           7,873           3,247
  Money market checking                                                                       822               -               -
  Certificates of deposit                                                                   3,456           4,196           6,111
  Reverse repurchase agreements                                                                43              15               -
------------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                                     13,500          12,084           9,358
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                                        13,067          11,715          11,756
Provision for loan losses (Note 2)                                                          1,917             960           8,343
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                                        11,150          10,755           3,413
Noninterest income:
  Gain (loss) on investment securities                                                        413             851            (780)
  Gain on sale of deposits                                                                    264               -               -
  Other noninterest income                                                                    804             470             404
------------------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                                                    1,481           1,321            (376)
------------------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE:
  Valuation adjustments to other real estate owned (Note 6)                                   155             344           1,719
  Other real estate owned expenses                                                            150             203             850
  Salaries and employee benefits (Note 17)                                                  4,664           4,147           3,692
  Net occupancy expenses                                                                    1,534           1,470           1,453
  FDIC insurance premiums                                                                      72             337             598
  Credit and collection expenses                                                               94             485           1,100
  Communication and data processing                                                           551             467             484
  Other expenses                                                                              903           1,456           1,514
------------------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                                                   8,123           8,909          11,410
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                                           4,508           3,167          (8,373)
Income tax provision (benefit) (Note 9)                                                     1,505             (77)         (1,914)
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                           3,003           3,244          (6,459)
Preferred dividends declared                                                                    -            (920)         (1,104)
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss) applicable to common stock                                             $  3,003        $  2,324       $  (7,563)
====================================================================================================================================
Per Share Data (Note 15)
Primary earnings (loss) per common share                                                 $   1.00        $   2.01       $   (6.88)
------------------------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding (in thousands)                                   3,004           1,158           1,100
------------------------------------------------------------------------------------------------------------------------------------
Fully diluted earnings (loss) per common share                                           $   1.00        $   1.20       $   (6.88)
------------------------------------------------------------------------------------------------------------------------------------
Weighted average fully diluted common shares outstanding (in thousands)                     3,042           2,697               -
====================================================================================================================================

SEE ACCOMPANYING NOTES.


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY                                                         Pacific Crest Capital, Inc.
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Net
                                                                                                   Unrealized
                                                                                                 Gain (Loss) on
                                            Preferred stock          Common stock       Accum-     Securities     Treasury stock
(Dollars and shares                         ---------------          ------------       ulated     Available      --------------
in thousands)                              Shares     Amount        Shares  Amount      Deficit    for Sale      Shares     Amount
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1993                561   $  12,843      1,099   $  14,958   $    (622)  $       -   $       -   $       -
Purchase of stock under employee
  stock purchase plan (Note 12)                -           -          3          12           -           -           -           -
Dividends on preferred stock                   -           -          -           -      (1,104)          -           -           -
Net loss                                       -           -          -           -      (6,459)          -           -           -
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1994                561   $  12,843      1,102   $  14,970   $  (8,185)  $       -           -   $       -
------------------------------------------------------------------------------------------------------------------------------------
Dividends on preferred stock                   -           -          -           -        (920)          -           -           -
Conversion of preferred stock               (561)    (12,843)     1,852      12,843           -           -           -           -
Net income                                                                                3,244           -           -           -
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1995                  -   $       -      2,954   $  27,813   $  (5,861)  $       -           -   $       -
------------------------------------------------------------------------------------------------------------------------------------
Issuance of stock under employee
  stock purchase plan (Note 12)                -           -          6   $      25           -           -           -           -
Unrealized loss on securities
  available for sale, net of taxes             -           -          -           -           -        (257)          -           -
Purchase of treasury shares                    -           -          -           -           -           -         (30)       (255)
Net income                                     -           -          -           -       3,003           -           -           -
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1996                  -           -      2,960      27,838   $  (2,858)  $    (257)        (30)  $    (255)
====================================================================================================================================


CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                         Pacific Crest Capital, Inc.
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                Year Ended December 31
                                                                                 ---------------------------------------------------
(Dollars in Thousands)                                                                 1996              1995              1994
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net Income (loss)                                                                  $    3,003        $    3,244        $   (6,459)
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
    Recovery on investment securities                                                    (413)             (851)              780
    Provision for loan loss                                                             1,917               960             8,343
    Valuation adjustment to OREO                                                          155               344             1,719
    Depreciation and amortization                                                         233               248               232
    Amortization of deferred loan fees                                                   (907)             (588)             (853)
    Amortization/accretion of securities                                                  (37)              (67)             (114)
  Changes in operating assets and liabilities:
    Accrued interest receivable                                                          (419)              285              (201)
    Prepaid expenses and other assets                                                    (520)              254               341
    Deferred income taxes                                                                 863               (79)           (1,766)
    Accrued interest and other liabilities                                                275               105               440
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                               4,150             3,855             2,462
------------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Purchase of U.S. government sponsored securities available for sale                  (106,859)                -                 -
Purchase of U.S. government sponsored securities held to maturity                     (57,471)                -           (55,133)
Proceeds from U.S. government sponsored securities available for sale                  53,900                 -                 -
Proceeds from U.S. government sponsored securities held to maturity                    26,531            55,315
Proceeds from recovery on corporate bond securities                                       380               851               118
Net (increase)/decrease in loans                                                       (8,096)          (25,054)           13,217
Purchase of loans                                                                     (20,200)                -                 -
Proceeds from loan sales                                                                9,032                 -                 -
Purchases of equipment and leasehold improvements, net                                   (222)              (59)             (235)
Proceeds from sale of other real estate owned                                           3,567             7,815             7,051
------------------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                                   (99,438)           38,868           (34,982)
------------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Preferred stock cash dividends                                                              -              (920)           (1,104)
Sale of savings deposits in connection with branch sale                               (20,989)                -                 -
Sale of time deposits in connection with branch sale                                   (7,202)                -                 -
Net increase in money market checking                                                  20,080                 -                 -
Net increase in savings accounts                                                        5,053            33,693           110,388
Net increase/(decrease) in CDs                                                         35,243           (25,533)          (97,200)
Net increase in other borrowings                                                       10,000                 -                 -
Proceeds from issuance of common stock                                                     25                 -                12
Purchase of treasury stock, at cost                                                      (255)                -                 -
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                              41,955             7,240            12,096
------------------------------------------------------------------------------------------------------------------------------------
Net (decrease)/increase in cash and cash equivalents                                  (53,333)           49,963           (20,424)
Cash and cash equivalents at beginning of period                                       56,167             6,204            26,628
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                         $    2,834        $   56,167        $    6,204
====================================================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest                                                                           $   13,428        $   12,165        $    9,499
Income taxes                                                                       $      745        $        2        $        2
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Transfers of net loans to other real estate owned                                  $    2,836        $    6,790        $    5,402
====================================================================================================================================
SEE ACCOMPANYING NOTES.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1996                                    Pacific Crest Capital, Inc.
-----------------                                    ---------------------------

1.   ORGANIZATION

     Pacific Crest Capital, Inc. ("the Company"), a Delaware corporation, is incorporated as a financial institution holding company and holds 100% of the stock of Pacific Crest Investment and Loan ("Pacific Crest Investment").

     Pacific Crest Investment conducts an industrial loan business in the state of California. Pacific Crest Investment is subject to regulation and supervision by the Department of Corporations of the state of California as specified in the California Industrial Loan Law, and by the Federal Deposit Insurance Corporation
(FDIC).  Deposits are insured up to $100,000 for each depositor by the FDIC.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the Company and its wholly owned subsidiary Pacific Crest Investment. All significant intercompany transactions have been eliminated.

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and revenues and expenses for the year. Actual results in future years could differ from those estimates by management in the current year. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation allowance for other real estate owned.

  LOAN INCOME

     Interest income includes interest on loans, which is recognized as earned, and amortization of loan fees. Loan fees, net of incremental direct costs are deferred and recognized by the interest method over the term of the loan.

  CASH EQUIVALENTS

     Securities purchased under resale agreements and interest earning certificates of deposit are classified as cash equivalents and are carried at cost. The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

  SECURITIES PURCHASED UNDER RESALE AGREEMENTS

     The Company invests in securities purchased under resale agreements to optimize its returns on liquid assets. The Company obtains collateral for these agreements which normally consist of U.S. Government Agency and U.S. Government sponsored agency backed securities. The duration of the agreement is typically from one to 14 days, during which the collateral is held by a third-party trustee for the Company. The Company has, on occasion, purchased securities under resale agreements with maturities of up to 90 days.

  INVESTMENT SECURITIES

     The Company invests in U.S. government sponsored agency issued securities. At the date of purchase, the Company elects to segregate the security into either the held to maturity portfolio or the available for sale portfolio, depending upon management's ability and intent to hold such securities to maturity. Unrealized gains or losses on securities available for sale are reflected in a separate component of stockholders equity, net of tax effect. Income on investments is recognized using the level yield method. Realized gains or losses on sales are recorded on a specific identification basis.

  ALLOWANCE FOR LOAN LOSSES

     The Company charges current income in amounts necessary to maintain a general allowance for loan losses deemed adequate to cover potential losses on loans. The amount of the allowance is based on management's evaluation of numerous factors including adequacy of collateral, delinquency trends and historical loss experience.

     Activity in the allowance for loan losses is as follows:

                                               Year Ended December 31
                                           --------------------------------

(Dollars in Thousands)                      1996        1995        1994
----------------------------------------------------------------------------
Balance at beginning of period            $  4,500    $  8,075    $  3,910
Provision for loan losses                    1,917         960       8,343
Purchased loan reserve                         191           -           -
Loans charged off, net                      (3,208)     (4,535)     (4,178)
----------------------------------------------------------------------------
Balance at end of period                  $  3,400    $  4,500    $  8,075
----------------------------------------------------------------------------

     Accounts which are deemed uncollectible by management or for which no payment has been received for five consecutive months are charged off for the amount that is not collateralized by the estimated fair value less selling costs of the underlying real estate collateral.

  INCOME ON DELINQUENT LOANS

     It is the Company's policy to suspend the recognition of income on any loan which is 61 days or more contractually delinquent. Recognition of income is generally resumed and suspended income is recognized, when the loan becomes contractually current. At December 31, 1996, 1995 and 1994, income recognition was suspended on loan balances of $1,386,000, $4,985,000 and $9,779,000, respectively.

     The amounts of contractual interest, interest recognized and interest foregone on nonaccrual loans for the years ended December 31, 1996, 1995 and 1994 are as follows:

(Dollars in Thousands)                      1996        1995        1994
----------------------------------------------------------------------------
Contractual interest                      $    614    $  1,147    $  1,489
Interest recognized                             67         344         517
----------------------------------------------------------------------------
Interest foregone                         $    547    $    803    $    972
----------------------------------------------------------------------------

  DEPRECIATION AND AMORTIZATION

     Depreciation and amortization are principally provided on the straight-line method over the following estimated useful lives:

----------------------------------------------------------------------------------
Office furniture, fixtures and equipment                          3-8 years
Leasehold improvements                                            Life of lease
----------------------------------------------------------------------------------

  INCOME TAXES

     Deferred tax assets and liabilities recognize the future tax consequences of differences between the financial statement amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  CURRENT ACCOUNTING PRONOUNCEMENTS

     In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting and reporting standards for transfers of financial assets and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement was adopted as of January 1, 1997, and is not expected to have a material effect on the Company's financial statements.

     Statement of Financial Accounting Standards No 123, Accounting for Stock-Based Compensation," (SFAS 123) was issued by the Financial Accounting Standards Board in October 1995. SFAS 123 provides for companies to recognize compensation expense associated with stock-based compensation plans over the anticipated service period based on the fair value of the award on the date of grant. However, SFAS 123 allows for companies to continue to measure compensation costs as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Companies electing to continue accounting for stock-based compensation plans under ABP 25 must make pro forma disclosures of net income and earnings per share in the notes to the consolidated financial statements, as if SFAS 123 had been adopted. SFAS 123 is effective for fiscal years beginning after December 15, 1995, see note 12, "Stock Purchase and Option Plans."

3.   ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following estimates are required under Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments." These estimates may not represent values which would be received should these financial instruments be sold, liquidated or otherwise terminated.

     The carrying amounts and estimated fair values for certain of the Company's financial instruments at December 31, 1996 and 1995 are summarized in the following table:

                                                         December 31, 1996                        December 31, 1995
                                                  ------------------------------------------------------------------------
                                                      Carrying         Estimated               Carrying        Estimated
 (Dollars in Thousands)                                Amount          Fair Value               Amount         Fair Value
--------------------------------------------------------------------------------------------------------------------------
Assets
  Cash and cash equivalents                         $    2,834        $    2,834            $    56,167       $    56,167
  Investment securities                                 83,494            83,460                      -                 -
  Loans, net                                           207,695           209,235                192,278           192,168
  Accrued interest receivable                            1,966             1,966                  1,547             1,547
Liabilities
  Savings accounts                                     157,789           157,789                173,725           173,725
  Money market checking                                 20,080            20,080
  Certificates of deposit                               88,826            88,826                 60,785            60,785
  Other borrowings                                      10,000            10,000                      -                 -
  Accrued interest payable                                 275               275                    204               204
--------------------------------------------------------------------------------------------------------------------------

     The fair value information for financial instruments shown in the Company's balance sheet was calculated as follows:

CASH AND CASH EQUIVALENTS:

     The carrying amounts of cash and cash equivalents approximates their fair value.

INVESTMENT SECURITIES:

     Fair value is based on the quoted market price of these securities by brokers making a market for these securities.

LOANS:

     The Company established the fair market value of the loan portfolio by segregating the loan portfolio into categories by utilizing selected factors (i.e., payment history, collateral values, risk classification, cash flows) and then forecasting an estimated fair market value sale price for each of the established loan categories.

     The estimated market value of the loan portfolio includes categories of loans the Company believes would sell at par and categories of loans that would sell at a discount (0% - 60% discount).

     A significant number of the Company's variable rate loans contain "floors" or minimum interest rates. The Company's variable rate loans generally reprice on a quarterly basis. Many of these same loans also contain covenants requiring penalties for early repayment. The Company believes that loans with these characteristics, as well as being well collateralized, with no history of delinquencies, would sell at a premium. On the other hand, loans on a nonaccrual basis, or loans that have been classified due to an identified weakness even though fully secured, could normally only be sold for a discount depending on the anticipated level of ultimate recovery or the liquidation of the collateral.

     Fair value then, is based upon the estimated sales prices of these loans.

DEPOSITS:

     Fair value and carrying value are assumed to be identical due to the relatively short maturity and repricing of the savings accounts, money market checking accounts and certificates of deposit maturing within one year. Certificates of deposit maturing in excess of one year were issued at current market rates of interest rate and fair value and carrying value are assumed to be approximately identical.

ACCRUED INTEREST:
     The carrying amounts of accrued interest approximates their fair value.

OTHER BORROWINGS:

     The carrying amounts of other borrowings approximates their fair value.

     Because no conventional market exists for a significant portion of the Company's financial instruments, and because of the inherent imprecision of estimating fair values for financial instruments for which no conventional trading market exists, management believes that the fair market value estimates utilized under SFAS No. 107 should be viewed as only approximate values that the Company would receive if the Company's assets and liabilities were sold.

--------------------------------------------------------------------------------
4.   INVESTMENT SECURITIES

     U.S. government sponsored agency securities have been classified in the consolidated balance sheets according to management's intent. The carrying amount of securities and their approximate fair values at December 31, 1996 were as follows:

--------------------------------------------------------------------------------------------------
                                                        Amortized   Gross Unrealized    Estimated
(Dollars in thousands)                                    Cost      Gains     Losses    Fair Value
--------------------------------------------------------------------------------------------------
U.S. Government sponsored agency issued securities
  Held to maturity                                       $30,960     $21       $ 55      $30,926
  Available for sale                                      52,975      11        452       52,534
--------------------------------------------------------------------------------------------------
Total investment securities                              $83,935     $32       $507      $83,460
==================================================================================================

     The following table reflects the scheduled maturities of securities in both the held-to-maturity portfolio and the available-for-sale portfolio at December 31, 1996:

---------------------------------------------------------------------------------------
                                  Held-to-maturity securities:
                                  ---------------------------
                                  Amortized           Fair                    Average
                                   Cost              Value         Yield        Life
---------------------------------------------------------------------------------------
Due from one to five years        $ 5,000            $ 5,014       7.11%      4.3 years
Due from five to ten years         14,995             14,954       7.66%      9.9 years
Due after ten years                10,965             10,958       7.75%     15.0 years
                                  -----------------------------------------------------
                                  $30,960            $30,926       7.60%     10.8 years
                                  =====================================================
                                  Available-for-sale securities:
                                  ------------------------------
                                  Amortized           Fair                    Average
                                   Cost              Value         Yield        Life
---------------------------------------------------------------------------------------
Due from one to five years        $13,000            $12,985       6.76%      4.3 years
Due from five to ten years         39,975             39,549       6.97%      7.6 years
                                  -----------------------------------------------------
                                  $52,975            $52,534       6.92%      6.7 years
                                  =====================================================
                                  $83,935            $83,460       7.17%      8.2 years
                                  =====================================================

     U.S. government sponsored agency securities carried at $11.5 million were pledged to secure other borrowings aggregating $10 million at December 31, 1996.

     Included in the financial statements for the year ending December 31, 1996 and 1995, are gross realized gains of $413,000 and $851,000, respectively, resulting from collections of the Company's previously written off corporate bond security and collateralized mortgage obligation residual, (CMO Residual) for 1995.

--------------------------------------------------------------------------------
5.   LOANS

     The Company is engaged primarily in commercial real estate term lending in the state of California. Loans are principally secured by commercial real estate and are generally contractually due over periods of up to ten years.

     The maximum loan to one borrower secured by improved real property cannot exceed 20% of Pacific Crest Investment's shareholders equity at the time of funding which was $4,833,000 at December 31, 1996. Pacific Crest Investment's largest loan at December 31, 1996 was $2,992,000 which, at the time of funding, was in compliance with this regulation.

     Loans earned interest during the years ended December 31, 1996, 1995 and 1994 at rates ranging from 7.63% to 13.63%, 4.64% to 13.50% and 4.64% to 13.50%, respectively.

     The following table reflects loans classified as trouble debt restructurings (TDR) that are not accounted for or classified as a nonaccrual:

                                                          December 31
                                                   --------------------------
(Dollars in thousands)                             1996       1995      1994
-----------------------------------------------------------------------------
Loans classified as trouble debt restructurings,
 net of loan fees and specific reserves            $719      $8,757    $5,039
Contractual interest on loans classified as TDR     405       1,314     1,011
Interest earned on loans classified as TDR          300         961       711
Interest foregone                                  $105      $  353    $  300
=============================================================================

     Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan" addresses the accounting by creditors for impairment of certain loans. It requires that impaired loans generally be measured based on the present value of expected future cash flows discounted at the loan's effective rate unless the loan is fully collateralized. This Statement was implemented by the Company during the first quarter of 1995. The implementation of the standard had no significant impact on the financial condition or results of operations of the Company during the year implemented.

     The recorded investment in loans considered impaired at December 31, 1996 and 1995 was $2.4 million and $13.7 million, respectively. The valuation reserve on impaired loans at December 31, 1996 and 1995 was $337,000 and $960,000, respectively. For the year ended December 31, 1996 and 1995, the average recorded investment in impaired loans was approximately $7.9 million and $13.5 million, respectively. Cash basis interest income recognized on those loans was immaterial.

-------------------------------------------------------------------------------
6.   OTHER REAL ESTATE OWNED

     Other real estate owned is included in the financial statements at the lower of cost or fair value less estimated selling costs and is presented net of a valuation allowance as follows:

                                                          December 31
                                                   --------------------------
(Dollars in thousands)                             1996       1995      1994
-----------------------------------------------------------------------------
Other real estate owned                            $3,559    $5,243   $ 7,218
Less valuation allowance                              (90)     (888)   (1,494)
-----------------------------------------------------------------------------
Balance at end of period                           $3,469    $4,355   $ 5,724
=============================================================================

     Changes in valuation allowance are as follows:

(Dollars in thousands)                             1996       1995      1994
-----------------------------------------------------------------------------
Balance at beginning of period                     $ 888     $1,494   $ 1,791
Valuation adjustments                                155        344     1,719
Net chargeoffs                                      (953)      (950)   (2,016)
-----------------------------------------------------------------------------
Balance at end of period                           $  90     $  888   $ 1,494
=============================================================================

7.   PREMISES AND EQUIPMENT

     Premises and equipment consisted of the following:

                                                                December 31
                                                             ----------------
(Dollars in Thousands)                                        1996      1995
-----------------------------------------------------------------------------
Office furniture, fixtures and equipment                     $ 1,569  $ 1,484
Leasehold improvements                                           426      480
-----------------------------------------------------------------------------
                                                               1,995    1,964
Less accumulated depreciation and amortization                (1,442)  (1,400)
-----------------------------------------------------------------------------
Net premises and equipment                                   $   553  $   564
=============================================================================

8.  INTEREST BEARING DEPOSITS

     Saving accounts include Liquidity Plus and Rate Plus accounts, which have no contractual maturity and for the years 1996, 1995 and 1994 earned interest at rates ranging from 2.48% to 5.08% per annum, 2.52% to 5.89% per annum and 2.52% to 5.13%, respectively. Certificates of deposit have maturities ranging from 30 days to five years, and for the years ended December 31, 1996, 1995 and 1994 earned interest at rates ranging from 2.96% to 6.06% per annum, 2.0% to 6.95% per annum and 2.0% to 6.78% per annum, respectively. Certificates of deposit of $100,000 or more at December 31, 1996, 1995 and 1994 were approximately $3,933,000, $1,608,000, and $2,349,000, respectively.

     The approximate contractual maturities of certificates of deposit as of December 31, 1996 are as follows:

                                            Certificates of      Certificates of          Total
                                           Deposit less than   Deposit of $100,000   Certificates of
(Dollars in Thousands)                          $100,000             or more             Deposit
----------------------------------------------------------------------------------------------------
Three months or less                             $23,030              $1,110              $24,140
Over three months through twelve months           40,681               1,505               42,186
Over one year through five years                  21,182               1,318               22,500
----------------------------------------------------------------------------------------------------
Total maturities                                 $84,893              $3,933              $88,826
====================================================================================================

9.   OTHER BORROWINGS

     The Company has set up borrowing lines with two brokers aggregating $50 million in availability. The repayment terms on this short term debt range from one day to two weeks. The interest rate paid can vary daily, but typically approximates the federal funds rate plus 40 basis points. This debt is secured by the Company's U.S. government sponsored agency securities. The Company utilizes these lines to cover short term financing needs for loan fundings or security purchases. The balance outstanding as of December 31, 1996 was $10 million.

     The Company also maintains a line of credit with the Federal Reserve Bank with approximately $6.7 million available for borrowing at December 31, 1996. At December 31, 1996 there were no borrowings under this line of credit. This agreement is secured by approximately $12.5 million in commercial real estate loans at December 31, 1996.

--------------------------------------------------------------------------------
10.  INCOME TAXES

     The income tax provision (benefit) consists of the following:

                                                  ---------------------------------------------------
(Dollars in Thousands)                             1996                 1995                 1994
----------------------------------------------------------------------------------------------------
Current:
  Federal                                         $  593               $(250)              $  (805)
  State                                               49                (123)                    -
----------------------------------------------------------------------------------------------------
                                                     642                (373)                 (805)
----------------------------------------------------------------------------------------------------
Deferred:
  Federal                                            573                 293                  (766)
  State                                              290                   3                  (343)
----------------------------------------------------------------------------------------------------
                                                     863                 296                (1,109)
----------------------------------------------------------------------------------------------------
                                                  $1,505               $ (77)              $(1,914)
====================================================================================================

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows:

                                                       December 31,
                                                    -------------------
(Dollars in thousands)                              1996          1995
-----------------------------------------------------------------------
Deferred tax assets:
  Allowance for loan losses                         $2,706       $3,393
  Other real estate owned                               41           59
  Prepaid taxes                                        493            -
  Unrealized loss on securities available for sale     186            -
  Reserve and accruals                                 390        1,261
                                                    ------       ------
  Total deferred tax assets                          3,816        4,713
  Less valuation allowance                            (386)        (512)
                                                    ------       ------
Deferred tax liabilities:
  Deferred state taxes                                (128)        (222)
                                                    ------       ------
  Net deferred tax asset                            $3,302       $3,979
                                                    ======       ======

     A reconciliation of the provision for income taxes for 1996, 1995 and 1994 at the federal tax rate of 35% to the effective tax rate is as follows:

                                                 1996       1995      1994
                                                ------     ------    ------
Tax based on statutory tax rate                  35.0%      35.0%    -35.0%
State franchise tax expense, net of
 federal benefit                                  7.3%       7.3%        -
Valuation allowance                              -8.0%     -43.8%     12.1%
Other, net                                       -0.9%      -0.9%        -
                                                 ----      -----     -----
Effective tax rate                               33.4%      -2.4%    -22.9%
                                                 ====      =====     =====

--------------------------------------------------------------------------------
11.  CAPITAL STOCK

     On December 18, 1995, all 561,000 shares (100%) of the 8.75% Series A Noncumulative Convertible Preferred Stock $.01 par value was converted into Common Stock of the Company in an exchange offer initiated by the Company. Based on the exchange offer price of $7.58 per share, the 561,000 shares of Preferred Stock were converted into 1,851,300 shares of Common Stock.

     The exchange offer was made to preserve the current cash position of the Company, provide the Convertible Preferred Shareholders an incentive to exchange their shares of Convertible Preferred Stock and strengthen the Company's capital structure by reducing the number of shares of Convertible Preferred Stock outstanding.

     The Company made three scheduled Preferred Stock dividend payments of $920,000 or $1.64 per share in 1995 and $1,104,000 or $1.97 per share in 1994.

     At December 31, 1996, 10,000,000 shares of $0.01 par value Common Stock were authorized of which 2,959,698 shares were issued and outstanding.

     The Company purchased 30,000 shares of its common stock, in the open market, on July 29, 1996 at a purchase price of $8.50 per share. These shares are to be held by the Company at cost, as treasury stock. The 30,000 shares were purchased using excess cash of the Parent Company.

-------------------------------------------------------------------------------
12.  STOCK PURCHASE AND OPTION PLANS

     The 1993 Equity Incentive Plan (the "Plan") is designed to promote and advance the interests of the Company and its shareholders by enabling the Company to attract, retain and reward key employees. The Plan offers stock and cash incentive awards, as well as stock options. The maximum number of shares of common stock with respect to which awards may be granted under the Plan, were initially 150,000 shares, as of December 1993. The number of shares under the Plan are to be increased by two percent (2%) of the total issued and outstanding shares of the Company's Common Stock as of the first day of each year, beginning on January 1, 1995. The 2% per year increase of shares available under the Plan continues through the term of the Plan which expires on December 31, 2002. The maximum number of shares of Common Stock to which awards may be granted under the Plan at December 31, 1996 is 231,124, of which 222,663 stock options have been issued and were outstanding as of December 31, 1996. The number of common shares added, under the Plan, on January 1, 1997 was 59,194, increasing the cumulative number of shares that may be awarded under the Plan to 290,318 after January 1, 1997.

     The following is a summary of the activity in and outstanding employee stock options during the year ended December 31, 1996 and 1995:

                                                                      Weighted
                                                                      Average
                                                          Price       Exercise
                                           Shares         Range         Price
--------------------------------------------------------------------------------
Outstanding at December 31, 1993
  Stock options granted                    143,426      $6.00-$7.00      6.14
  Stock options cancelled                   (1,000)               -      6.00
--------------------------------------------------------------------------------
Outstanding at December 31, 1994           142,426      $6.00-$7.00      6.14
--------------------------------------------------------------------------------
  Stock options granted                     28,470      $3.50-$5.50      4.61
  Stock options cancelled                  (10,933)               -      6.00
--------------------------------------------------------------------------------
Outstanding at December 31, 1995           159,963      $3.50-$7.00      5.90
--------------------------------------------------------------------------------
  Stock options granted                     64,500      $7.50-$8.25      7.58
  Stock options cancelled                   (1,800)               -      6.00
--------------------------------------------------------------------------------
Outstanding at December 31, 1996           222,663      $3.50-$8.25      6.37
--------------------------------------------------------------------------------

     The Employee Stock Purchase Plan allows employees to purchase shares of the Company's Common Stock at the lower of fair market value at the beginning of the Plan year or 90% of fair market value at the end of the Plan year. Employees' purchases may not exceed the lesser of $25,000 or 15% of their annual base compensation. Shares of Common Stock purchased under the Plan are not issuable until the end of the year. The maximum number of shares of Common Stock which may be issued under this plan is 33,330 shares, of which 5,950 were issued in January of 1996. The Company issued 6,921 shares of common stock on January 2, 1997 for employees participating in the Plan during the year ended December 31, 1996. There were 17,501 shares available for issuance under the plan for 1997.

     The Non-Employee Directors' Stock Purchase plan, approved by the Company's stockholders at the 1996 annual meeting will be effectively implemented by the Company in 1997. This plan allows the directors to purchase stock of the Company from proceeds of their Directors' fees.

     The following table summarizes information concerning currently outstanding and exercisable options:

                            Options Outstanding            Options Exercisable
                   -------------------------------------  ----------------------
                                   Weighted
                                    Average     Weighted                Weighted
                                   Remaining     Average                Average
    Range of         Number       Contractual   Exercise     Number     Exercise
Estimated Prices   Outstanding       Life         Price   Exercisable     Price
-------------------------------------------------------------------------------
$3.50-$5.50           26,470       8.3 years      4.61           875       4.54
$6.00-$7.00          131,693       7.2 years      6.13        44,846       6.15
$7.50-$8.25           64,500       9.1 years      7.58             -          -
                     -------       ---------      ----        ------       ----
                     222,663       7.9 years      6.37        45,721       6.12
                     =======       =========      ====        ======       ====

     The estimated fair value of options granted during 1996 and 1995 was $3.28 and $2.00 per share, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option and purchase plans. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, the Company's net income and earnings per share for the year ended December 31, 1996 and 1995 and would have been reduced to the pro forma amounts indicated below:

                                                         Year ended December 31,
--------------------------------------------------------------------------------
                                                            1996         1995
                                                           ---------------------
Net Income to Common Stockholders
  As reported                                              $3,003       $3,244
  Pro forma                                                $2,957       $3,239
Fully diluted earnings per common share
  As reported                                              $ 1.00       $ 1.20
  Pro forma                                                $ 0.97       $ 1.20
Weighted average fully diluted common shares
 outstanding (in thousands)                                 3,042        2,697
================================================================================

     The fair value of options granted under the Company's stock option plan during 1996 and 1995 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used:

                                                            1996         1995
--------------------------------------------------------------------------------
Dividend yield                                                N/A          N/A
Expected volatility                                           25%          45%
Risk free interest rate                                     6.25%        6.25%
Expected life                                              7 years      7 years
================================================================================

13.  DIVIDENDS

     As a Delaware corporation, Pacific Crest Capital, Inc., ("the parent"), may pay common dividends or, if applicable, preferred dividends out of surplus or, if there is no surplus, from net profits for the current and preceding fiscal year. The parent has approximately $478,000 in cash and repurchase agreements at December 31, 1996, however these funds are also necessary to pay future operating expenses of the parent and possibly for future capital infusions into Pacific Crest Investment. Pacific Crest Investment currently does not have the ability, under California state law, to pay dividends to the parent. Without dividends from Pacific Crest Investment, the parent must rely solely on existing cash and investments.

     Pacific Crest Investment's ability to pay dividends to the parent is restricted by California state law, which requires that retained earnings be available to pay the dividend. At December 31, 1996, Pacific Crest Investment had deficit retained earnings of $358,000. Under California state law, this deficit would have to be turned into a positive figure before dividends could be paid from Pacific Crest Investment to the parent. It is unlikely that Pacific Crest Investment will pay dividends to its parent prior to the third quarter of 1997.

--------------------------------------------------------------------------------
14.  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

     The Company leases its office facilities. Future minimum rental payments required under operating leases that have initial and remaining noncancelable terms in excess of one year are approximately as follows as of December 31, 1996:

(Dollars in Thousands)
--------------------------------------------------------------------------------
1997                                                                    $  668
1998                                                                       643
1999                                                                       453
2000                                                                       193
Thereafter                                                                  75
--------------------------------------------------------------------------------
Total Lease Commitments                                                 $2,032
================================================================================

     Certain leases contain rental escalation clauses based on increases in the Consumer Price Index and renewal options which may be exercised by the Company. Rent expense for the years ended December 31, 1996, 1995 and 1994 totaled $754,000, $757,000 and $686,000, respectively.

UNFUNDED COMMITMENTS

     Pacific Crest Investment makes unfunded commitments with its real estate term lending activities for building and seismic improvements to property. As of December 31, 1996, Pacific Crest Investment had unfunded commitments in the real estate term loan portfolio of $1.6 million.

LITIGATION

     There are several lawsuits and claims pending against the Company which management considers incidental to normal operation. Management, after review, including consultation with counsel, believes that the ultimate liability, if any, which could arise from these lawsuits and claims would not materially affect the financial position, results of operations or liquidity of the Company.

--------------------------------------------------------------------------------
15.  COMPUTATION OF BOOK VALUE AND EARNINGS PER COMMON SHARE

     Book value per common share was calculated by dividing total shareholders' equity by the number of common shares less treasury shares outstanding at December 31, 1996 and December 31, 1995. The number of common shares outstanding was 2,929,698 at December 31, 1996 and 2,953,748 at December 31, 1995.

     The primary earnings of $1.00 and fully diluted earnings per common share of $1.00 for the year ending December 31, 1996 were determined by dividing net income for the year ending December 31, 1996 of $3,003,000 by the weighted average common shares outstanding of 3,004,000 and the weighted average fully diluted common shares outstanding of 3,042,000.

     The primary earnings per common share of $2.01 for the year ending December 31, 1995 was determined by decreasing the net income of $3,244,000 by the amount of preferred dividends declared for the year ending December 31, 1995 of $920,000, resulting in net income applicable to common stock of $2,324,000 for the year ending December 31, 1995. This amount was then divided by the weighted average common shares outstanding of 1,158,000 for the year ended December 31, 1995.

     The fully diluted earnings per common share of $1.20 for the year ending December 31, 1995 was determined by dividing the net income for the year ending December 31, 1995 of $3,244,000 by the weighted average fully diluted common shares outstanding of 2,697,000 for the year ended December 31, 1995.

--------------------------------------------------------------------------------
16.  REGULATORY MATTERS AND RESTRICTIONS ON SHAREHOLDERS' EQUITY

     Pacific Crest Investment is subject to legal and regulatory requirements of the California Industrial Loan Law and the FDIC. These legal and regulatory requirements specify certain minimum capital ratios and place limits on the size and type of loans Pacific Crest Investment may make.

     The aggregate amount of thrift deposits outstanding is restricted under the California Industrial Loan Law. Industrial loan companies may be authorized to accept thrift deposits in amounts ranging from three to twenty times their restricted equity. Pacific Crest Investment has been authorized by the California Department of Corporations (DOC) to accept thrift deposits of up to
18.5 times its restricted shareholder's equity.

     Pacific Crest Investment is subject to various regulatory capital requirements administered by the FDIC. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the FDIC that, if undertaken, could have a direct material effect on Pacific Crest Investment's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Pacific Crest Investment must meet specific capital guidelines that involve quantitative measures of Pacific Crest Investment's assets, liabilities and certain off balance sheet items as calculated under regulatory accounting practices. Pacific Crest Investment's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require Pacific Crest Investment to maintain minimum amounts and ratios as set forth in the table below of total and Tier 1 capital to risk-weighted assets of $236.8 million and $212.0 million at December 31, 1996 and 1995, respectively, and of Tier 1 capital to average quarterly assets of $283.9 million and $244.5 million at December 31, 1996 and 1995, respectively. Management believes as of December 31, 1996, that Pacific Crest Investment meets all capital adequacy requirements to which it is subject.

     As of December 31, 1996, the most recent notification from the FDIC categorized Pacific Crest Investment as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Pacific Crest Investment must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

     Pacific Crest Investment's actual capital amounts and ratios are also presented in the table. No amounts were deducted from capital for interest-rate risk.

                                                                                                                    To Be Well
                                                                                                                Capitalized Under
                                                                                            For Capital         Prompt Corrective
                                                               Actual                   Adequacy Purposes       Action Provisions
                                                         ---------------------        --------------------    --------------------
(Dollars in thousands)                                   Amount          Ratio        Amount         Ratio    Amount         Ratio
----------------------------------------------------------------------------------------------------------------------------------
As of December 31, 1996
Total Capital
  (to risk weighted assets)                              $27,389         11.56%       $18,947         >8%     $23,683        >10%
                                                                                                      -                      -
Tier 1 Capital
  (to risk weighted assets)                              $24,423         10.31%       $ 9,473         >4%     $14,210        > 6%
                                                                                                      -                      -
Tier 1 Capital
  (to average quarterly assets)                          $24,423          8.60%       $11,357         >4%     $14,196        > 5%
                                                                                                      -                      -
----------------------------------------------------------------------------------------------------------------------------------
As of December 31, 1995
Total Capital
  (to risk weighted assets)                              $22,764         10.74%       $16,958         >8%     $21,198        >10%
                                                                                                      -                      -
Tier 1 Capital
  (to risk weighted assets)                              $20,091          9.48%       $ 8,479         >4%     $12,719        > 6%
                                                                                                      -                      -
Tier 1 Capital
  (to average quarterly assets)                          $20,091          8.22%       $ 9,779         >4%     $12,224        > 5%
                                                                                                      -                      -
----------------------------------------------------------------------------------------------------------------------------------

     During 1996, Pacific Crest Investment was subject to a Memorandum of Understanding ("MOU") with the FDIC and the Commissioner, which imposed various covenants and restrictions on the Company. The Company's management believes it was in compliance with the MOU during 1995 and 1996. The MOU was terminated on February 5, 1997, following regulatory examinations by the FDIC and the Commission that were completed during the fourth quarter of 1996.

17.  RETIREMENT SAVINGS AND SUPPLEMENTAL BENEFIT PLANS

     Employees of Pacific Crest Investment participate in the Company's 401(k) Plan (the "Retirement Plan"). The Retirement Plan covers substantially all employees. Employees may contribute up to 15% of their salary up to a maximum of $9,240 for calendar 1994 and 1995, and $9,500 for 1996. Pacific Crest Investment matches employee contribution amounts equal to 100% of the first 6% of compensation contributed by each participant. Amounts charged to expense under the Retirement Plan for these matching contributions were $167,000, $141,000 and $120,000 for the years ended December 31, 1996, 1995 and 1994.

     The top four executive officers of Pacific Crest Investment participated in The Company's Supplemental Executive Retirement Plan (the "Supplemental Plan"). This plan provides for annual retirement benefits that would be payable to the executives under the plan on their normal retirement date. The plan provides for the offset for social security benefits and matching 401(k) contributions made under the Pacific Crest Capital, Inc. Retirement Plan. Offsets for social security and 401(k) matching contributions may be substantial. Amounts charged to expense under the Supplemental Plan were $94,000, $80,000 and ($3,000) for the years ended December 31, 1996, 1995 and 1994.

18.  PARENT COMPANY

     The following represents the financial statements of Pacific Crest Capital, Inc. (parent company only) as of December 31, 1996 and 1995:


CONDENSED BALANCE SHEETS                                                                              Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                                                1996                1995
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                                               $      216          $       80
Repurchase agreements                                                                                     262                 786
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                                                 478                 866
Other assets                                                                                               56                   -
Investment in Pacific Crest Investment                                                                 24,165              21,291
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                       $   24,699          $   22,157
====================================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued expenses and other liabilites                                                              $      231          $      205
Common stock                                                                                           27,583              27,813
Accumulated deficit                                                                                    (2,858)             (5,861)
Net unrealized loss on available for sale securities                                                     (257)                  -
------------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity                                                                                   24,468              21,952
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                                         $   24,699          $   22,157
====================================================================================================================================

CONDENSED STATEMENTS OF OPERATIONS                                                                    Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                                                1996                1995
------------------------------------------------------------------------------------------------------------------------------------
Interest income                                                                                    $       26          $       70
Income from subsidiary                                                                                  3,132               3,672
General and administrative expenses                                                                       246                 496
------------------------------------------------------------------------------------------------------------------------------------
Net income before taxes                                                                                 2,912               3,246
Income tax benefit                                                                                         91                   2
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                              3,003               3,244
Preferred dividends declared                                                                                -                (920)
------------------------------------------------------------------------------------------------------------------------------------
Net income applicable to common stock                                                              $    3,003          $    2,324
====================================================================================================================================

CONDENSED STATEMENTS OF CASH FLOWS                                                                    Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                                                1996               1995
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                                         $    3,003          $    3,244
Adjustments to reconcile net income to net cash used by operating activities:
  Net change to other assets and accrued expenses                                                         (29)                 29
  Equity in (income) from subsidiary                                                                   (3,132)             (3,672)
------------------------------------------------------------------------------------------------------------------------------------
Net cash (used by) operating activities                                                                  (158)               (399)
------------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Proceeds from maturities of U.S. government sponsored agency securities                                   -                 323
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                                                   -                 323
------------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Preferred stock cash dividends                                                                            -                (920)
  Proceeds from issuance of common stock                                                                   25                   -
  Purchase of treasury stock, at cost                                                                    (255)                  -
------------------------------------------------------------------------------------------------------------------------------------
Net cash used by financing activities                                                                    (230)               (920)
------------------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                                (388)               (996)
Cash and cash equivalents at beginning of period                                                          866               1,862
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                         $      478          $      866
====================================================================================================================================

8. QUARTERLY FINANCIAL DATA (Unaudited)
--------------------------------------------------------------------------------

Unaudited quarterly financial data for 1996 and 1995 is as follows:

                                                                                       Three months ended
                                                      ------------------------------------------------------------------------------
(Dollars in Thousands)                                         March 31           June 30          September 30        December 31
------------------------------------------------------------------------------------------------------------------------------------
1996:
Total interest income                                         $     6,667        $     6,563        $     6,582        $     6,755
Total interest expense                                              3,357              3,376              3,324              3,443
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                 3,310              3,187              3,258              3,312
Provision for loan losses                                             525                575                550                267
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                 2,785              2,612              2,708              3,045
Noninterest income                                                    163                531                669                118
Valuation adjustment to other real estate owned                        65                  5                  -                 85
Other real estate owned expense                                         8                 15                 72                 55
General and administrative expenses                                 1,714              1,917              2,072              2,116
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                          1,161              1,206              1,233                907
Income tax provision                                                  450                460                471                124
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                    $       711        $       746        $       762        $       783
====================================================================================================================================

Primary earnings per common share                             $      0.24        $      0.25        $      0.25        $      0.26
====================================================================================================================================

Fully diluted earnings per common share                       $      0.24        $      0.25        $      0.25        $      0.26
====================================================================================================================================

                                                                                       Three months ended
                                                      ------------------------------------------------------------------------------
(Dollars in Thousands)                                         March 31           June 30          September 30        December 31
------------------------------------------------------------------------------------------------------------------------------------
1995:
Total interest income                                         $     5,864        $     5,704        $     5,948        $     6,284
Total interest expense                                              2,983              2,991              2,958              3,153
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                 2,881              2,713              2,990              3,131
Provision for loan losses                                             171                (64)               797                 56
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                 2,710              2,777              2,193              3,075
Noninterest income                                                    125                257                817                122
Valuation adjustment to other real estate owned                        26                140                 85                 93
Other real estate owned expense                                        45                 50                 38                 70
General and administrative expenses                                 2,175              2,156              1,967              2,065
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                            589                688                920                969
Income tax provision (benefit)                                          1                  -                (78)                 -
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                            588                688                998                969
Preferred dividends declared                                          307                307                306                  -
------------------------------------------------------------------------------------------------------------------------------------
Net income applicable to common stock                         $       281        $       381        $       692        $       969
====================================================================================================================================

Primary earnings per common share                             $      0.25        $      0.35        $      0.63        $      0.73
====================================================================================================================================

Fully diluted earnings per common share                       $      0.22        $      0.26        $      0.38        $      0.36
====================================================================================================================================

REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND SHAREHOLDERS
PACIFIC CREST CAPITAL, INC.

We have audited the accompanying consolidated balance sheet of Pacific Crest Capital, Inc. and subsidiary (the "Company") as of December 31, 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Crest Capital, Inc. and subsidiary at December 31, 1996 and the consolidated results of their operations and their cash flows for the year ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                          DELOITTE & TOUCHE LLP

Los Angeles, California
February 5, 1997

REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND SHAREHOLDERS
PACIFIC CREST CAPITAL, INC.

We have audited the accompanying consolidated balance sheet of Pacific Crest Capital, Inc. and subsidiary as of December 31, 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Crest Capital, Inc. and subsidiary at December 31, 1995 and the consolidated results of their operations and their cash flows for the years ended December 31, 1995 and 1994, in conformity with generally accepted accounting principles.

As discussed in the Notes to Consolidated Financial Statements, in 1994 the Company changed its method of accounting for investment securities.


                                                            ERNST & YOUNG LLP

Los Angeles, California
February 1, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     In March 1996, the Company terminated its engagement of Ernst & Young LLP, and retained Deloitte & Touche LLP, as its independent public accountants to audit its financial statements for the year ended December 31, 1996. The decision to terminate the Company's engagement of Ernst & Young LLP and select Deloitte & Touche LLP was unanimously recommended by the Company's Audit Committee and approved by the Company's Board of Directors. The Company has selected Deloitte & Touche LLP to serve as its independent accountants for the 1997 fiscal year.

     During the two most recent fiscal years of the Company, there were no adverse opinions, disclaimers of opinion or qualifications or modifications as to uncertainty, audit scope or accounting principles regarding the reports of Ernst & Young LLP on the Company's financial statements. There were no reportable disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Incorporated herein by reference is the information from the section entitled "Election of Directors" from the Company's definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1996. Reference is also made in connection with the list of Executive Officers, which is provided under Section 4(a), "Executive Officers of the Registrant".

ITEM 11.  EXECUTIVE COMPENSATION.

     Incorporated herein by reference is the information from the sections entitled "Election of Directors - Compensation of Board of Directors" and "Executive Compensation" from the Company's definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated herein by reference is the information from the section entitled "Beneficial Ownership of Principal Stockholders and Management" from the Company's definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated herein by reference is the information from the section entitled "Election of Directors - Executive Compensation - Compensation Committee Interlocks and Insider Participation" and the information from the section entitled "Certain Transactions" from the Company's definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1996.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K.

     (A)  1 AND 2.  FINANCIAL STATEMENTS

          The financial statements listed on the Index to Financial Statements included under "Item 8. Financial Statements and Supplemental Data." are filed as part of this Form 10-K. All schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and related notes.

          3.   LIST OF EXHIBITS.

NUMBER                           DESCRIPTION
------                           -----------
3(i).1         Amended and restated Certificate of Incorporation (3)
3(ii).1        Amended and restated Bylaws of Pacific Crest Capital, Inc. (3)
10.1           Form of Indemnification Agreement (4) *
10.2           Pacific Crest Capital, Inc. 1993 Equity Incentive Plan (6) (7) *
10.3           Pacific Crest Capital, Inc. Retirement Plan and Trust (4) *
10.4           1993 Employee Stock Purchase Plan (4) (8) *
10.5           Form of Split Dollar Agreement (4) *
10.6           Pacific Crest Capital, Inc. Supplemental Executive Retirement
               Plan (4) *
10.7           Form of Distribution Agreement (3)
10.8           Form of Tax Sharing Agreement between Pacific Crest Capital, Inc.
               and The Foothill Group, Inc. (4)
10.9           Office Lease by and between Wilshire Masterpiece, Inc. and
               Pacific Crest Investment and Loan, dated October 31, 1990
               (Beverly Hills Branch) (5)
10.10          Office Lease between Fifth and Beech Associates and Pacific Crest
               Investment and Loan (San Diego Branch) (5)
10.11          Shopping Center Lease dated April 18, 1978, between Frances Sarno and Robert Sarno, as Trustees, and Le Chateau Boutiques, Inc.
               (Encino Branch) (5)
10.11.1        Assignment, Assumption and Consent to Assignment of Lease dated
               October 16, 1980, between Pacific Crest Investment and Loan,
               Frances Sarno and Robert Sarno, as Trustees, and Le Chateau
               Boutiques, Inc. (5)
10.11.2        Exercise of Option to Renew Lease dated January 23, 1990 (5)
10.12          Lease dated April 22, 1992, between The Klussman Family Trust and
               Pacific Crest Investment and Loan (Agoura Hills office) (5)
10.14.1        Employment Agreement between the Company and Gary Wehrle (6) *
10.14.2        Employment Agreement between the Company and Barry Otelsberg
               (6) *
10.14.3        Employment Agreement between the Company and Lyle Lodwick (6) *
10.14.4        Employment Agreement between the Company and Robert J. Dennen
               (6) *
10.14.5        Employment Agreement between the Company and Gonzalo Fernandez
               (9) *
10.15          1996 Non-Employee Directors' Stock Plan (10)*
21.1           Subsidiary of the Registrant (9)
23.1           Consent of Independent Auditors (1)
23.2           Consent of Independent Auditors (1)
27             Financial Data Schedule (1)
----------
* Management contracts and compensatory plan or arrangements.

(1)  Filed herewith
(2)  Reserved
(3) Incorporated herein by reference from Registrant's Amendment No. 2 to Form S-1 Registration Statement No. 33-68718, filed December 3, 1993.
(4)  Incorporated herein by reference from Registrant's Amendment No. 1 to
     Form S-1 Registration Statement No. 33-68718, filed October 28, 1993.
(5) Incorporated herein by reference from Registrant's Form S-1 Registration Statement No. 33-68717, filed September 13, 1993.
(6) Incorporated herein by reference from Registrant's Annual Report on Form 10-K dated December 31, 1993, filed March 31, 1994.
(7) Incorporated herein by reference from Registrant's Form S-8 Registration Statement No. 33-87990 filed December 27, 1994. Pacific Crest Capital, Inc. 1993 Equity Incentive Plan.
(8) Incorporated herein by reference from Registrant's Form S-8 Registration Statement No. 33-87988 filed December 27, 1994. Pacific Crest Capital, Inc. 1995 Employee Stock Purchase Plan.
(9) Incorporated herein by reference from Registrant's Annual Report on Form 10K dated December 31, 1994 filed March 30, 1995.
(10) Incorporated herein by reference from Registrant's Form S-8 Registration Statement No. 333-23849, filed March 23, 1997. Pacific Crest Capital, Inc. 1996 Non-Employee Directors' Stock Plan.

     (B)  REPORTS ON FORM 8-K

          None.

     (C)  EXHIBITS

          See Item 14(a)(3).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PACIFIC CREST CAPITAL, INC.


                                        BY:  /s/ GARY WEHRLE
                                             ---------------------------
                                                 GARY WEHRLE
                                                 CHIEF EXECUTIVE OFFICER


                             DATE:  MARCH 25, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      SIGNATURE                      TITLE                      DATE
      ---------                      -----                      ----

/s/ GARY WEHRLE         Chairman of the Board, President   March 25, 1997
----------------------    and Chief Executive Officer
    Gary Wehrle


/s/ ROBERT J. DENNEN    Vice President, Chief Financial    March 25, 1997
----------------------       Officer and Secretary
    Robert J. Dennen


/s/ RUDOLPH I. ESTRADA              Director               March 25, 1997
----------------------
    Rudolph I. Estrada


/s/ MARTIN J. FRANK                 Director               March 25, 1997
----------------------
    Martin J. Frank


/s/ RICHARD S. ORFALEA              Director               March 25, 1997
----------------------
    Richard S. Orfalea


/s/ STEVEN J. ORLANDO               Director               March 25, 1997
----------------------
    Steven J. Orlando
