Form 10-Q
period 1997-03-31
PACIFIC CREST CAPITAL INC
filed 1997-05-14
CIK 912048

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     FOR THE TRANSITION PERIOD FROM ____________ TO _____________

Commission file number 0-22732

                          PACIFIC CREST CAPITAL, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          DELAWARE                                      95-4437818
----------------------------------          ------------------------------------
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)



      30343 Canwood Street
  Agoura Hills, California                                  91301
----------------------------------------        -------------------------------
(Address of principal executive offices)                  (Zip Code)


                                (818) 865-3300
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                NOT APPLICABLE
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   NO
                                       ------   ------



Number of shares outstanding of each of the issuer's classes of common stock, as of May 13, 1997.

      TITLE OF EACH CLASS         NUMBER OF SHARES OUTSTANDING
-------------------------------   ----------------------------
Common Stock, $.01 PAR VALUE             2,967,367

                          PACIFIC CREST CAPITAL, INC.

                                   FORM 10-Q

                                     INDEX

                                                                                                    Page No.

Part I - FINANCIAL INFORMATION............................................................              1

         Item I:  Financial Statements....................................................              1

                   Consolidated Balance Sheets............................................              1

                   Consolidated Statements of Operations..................................              2

                   Consolidated Statements of Shareholders' Equity........................              3

                   Consolidated Statements of Cash Flows..................................              4

                   Notes to Consolidated Financial Statements.............................              5

                   Item 2:  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations..............................................              8

Part II - OTHER INFORMATION...............................................................             16

SIGNATURES................................................................................             17


                          PACIFIC CREST CAPITAL, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                         March 31,     December 31,
(Dollars in thousands, except per share data)              1997           1996
---------------------------------------------          -------------  -------------
                                                        (Unaudited)     (Audited)
ASSETS
Cash                                                   $      634     $    2,572
Securities purchased under resale agreements                  416            262
                                                       -------------  -------------
Cash and cash equivalents                                   1,050          2,834
                                                       -------------  -------------
U.S. government agency securities (Note 5):
     Held to maturity, at amortized cost                   45,960         30,960
     Available for sale, at market                         72,293         52,534
Loans
     Commercial mortgage                                  209,759        206,172
     Residential mortgage                                   1,595          1,596
     Commercial business/other                              1,800          1,581
     Business Loans - SBA                                   3,261          2,363
                                                       -------------  -------------
Total loans                                               216,415        211,712
Deferred loan fees                                            576            617
Allowance for loan losses                                   3,488          3,400
                                                       -------------  -------------
Net loans                                                 212,351        207,695
Accrued interest receivable                                 3,981          1,966
Prepaid expenses and other assets                             430            772
Deferred income taxes                                       3,358          3,302
Other real estate owned                                     2,799          3,469
Premises and equipment                                        528            553
                                                       -------------  -------------
Total assets                                           $  342,750     $  304,085
                                                       =============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing deposits:
     Savings accounts                                  $  172,070     $  157,789
     Certificates of deposit                               95,218         88,826
     Money market checking                                 18,514         20,080
                                                       -------------  -------------
Total deposits                                            285,802        266,695
Other borrowings                                           30,000         10,000
Accrued interest and other liabilities                      2,200          2,922
                                                       -------------  -------------
Total liabilities                                         318,002        279,617
                                                       -------------  -------------

Shareholders' equity (Notes 6 and 7):
  Common stock, $.01 par value, 10,000,000
   shares authorized, 2,967,367 shares issued and
   outstanding at March 31, 1997, 2,959,698 shares
   issued and outstanding at December 31, 1996            27,899          27,838
Accumulated deficit                                       (2,035)         (2,859)
Unrealized loss on securities available for sale,
     net of taxes                                           (861)           (256)
Common stock in treasury, at cost, 30,000 shares            (255)           (255)
                                                       -------------  -------------
Total shareholders' equity                                24,748          24,468
                                                       -------------  -------------
Total liabilities and shareholders' equity             $ 342,750      $  304,085
                                                       =============  =============

Book value per common share (Note 3)                   $    8.43      $     8.35
                                                       =============  =============

See accompanying notes.

                          PACIFIC CREST CAPITAL, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                          For the Quarter Ended
                                                                March 31,
(Dollars in thousands, except per share data)              1997          1996
---------------------------------------------          ------------- -------------
Interest income:
     Interest on loans, including fees                 $    5,740     $    5,682
     Securities purchased under resale agreements               4            947
     Certificates of deposit                                    -              4
     U.S. government sponsored agency securities
          Available for sale                                1,119             34
          Held to maturity                                    814              -
                                                       ------------- -------------
Total interest income                                       7,677          6,667
Interest expense:
     Savings accounts                                       2,109          2,464
     Certificates of deposit                                1,366            830
     Money market checking accounts                           230             63
     Reverse repurchase agreements                            249              -
                                                       ------------- -------------
Total interest expense                                      3,954          3,357
                                                       ------------- -------------
Net interest income                                         3,723          3,310
Provision for loan losses                                     230            525
                                                       ------------- -------------
Net interest income after provision for loan losses         3,493          2,785
Noninterest income                                            101            163
Noninterest expense:
     Valuation adjustments to other real estate owned         130             65
          Other real estate owned expenses                     14              8
          Salaries and employee benefits                    1,246          1,063
          Net occupancy expenses                              361            351
          FDIC insurance premiums                              25             16
          Credit and collection expenses                        -             12
          Communication and data processing                   165            119
          Other expenses                                      282            153
                                                       ------------- -------------
               Total noninterest expense                    2,223          1,787
                                                       ------------- -------------
Income before income taxes                                  1,371          1,161
Income tax provision (Note 2)                                 547            450
                                                       ------------- -------------
Net income                                             $      824     $      711
                                                       ============= =============
Per share data (Note 3):
Primary earnings per common share                      $     0.27     $     0.24
                                                       ------------- -------------
Weighted average common shares
     outstanding (in thousands)                             3,075          3,000
                                                       ============= =============
Fully diluted earnings per common share                $     0.27     $     0.24
                                                       ------------- -------------
Weighted average fully diluted common shares
     outstanding (in thousands)                             3,081          3,006
                                                       ============= =============

See accompanying notes.

                          PACIFIC CREST CAPITAL, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                                                      Net
                                                                                   Unrealized
                                                                                    Loss on
                                          Common Stock        Treasury stock       Securities
                                       -----------------     -----------------     Available       Accumulated
(Dollars and shares in thousands)      Shares     Amount     Shares     Amount      for Sale         Deficit
----------------------------------     ------     -------    ------     ------     -----------     -----------
Balances at December 31, 1995          2,954      $27,813        -      $   -      $        -      $    (5,862)
                                       -----      -------    ------     ------     -----------     -----------
Issuance of stock under employee
  stock purchase plan                      6           25        -          -               -               -
Unrealized loss on securities
  available for sale, net of taxes        -            -         -          -             (256)             -
Purchase of treasury shares               -            -        (30)      (255)             -               -
Net income                                -            -         -          -               -            3,003
                                       -----      -------    ------     ------     -----------     -----------
Balances at December 31, 1996          2,960      $27,838       (30)    $ (255)    $      (256)    $    (2,859)
                                       -----      -------    ------     ------     -----------     -----------
Issuance of stock under employee
  stock purchase plan                      6           52         -         -               -               -
Issuance of stock under non-employee
  directors' stock purchase plan           1            9         -         -               -               -
Unrealized loss on securities
  available for sale, net of taxes        -            -          -         -             (605)             -
Net income                                -            -          -         -               -              824
                                       -----      -------    ------     ------     -----------     -----------
Balances at March 31, 1997             2,967      $27,899       (30)    $ (255)           (861)    $    (2,035)
                                       =====      =======    ======     ======     ===========     ===========

See accompanying notes

                          PACIFIC CREST CAPITAL, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                      Three Months Ended
                                                                           March 31,
(Dollars in thousands)                                               1997            1996
----------------------                                           ------------    ------------
OPERATING ACTIVITIES:
     Net income                                                  $    824        $    711
     Adjustments to reconcile net income to net
       cash (used in) provided by operating activities:
         Provision for loan losses                                    230             525
         Valuation adjustments to OREO                                130              65
         Depreciation and amortization                                 67              57
         Amortization of deferred loan fees                           (73)           (411)
         Amortization/accretion of securities                          (5)            (11)
     Changes in operating assets and liabilities:
         Accrued interest receivable                               (2,015)             65
         Prepaid expenses and other assets                            342            (444)
         Deferred income taxes                                        382              69
         Accrued interest and other liabilities                      (722)            (86)
                                                                 ------------    ------------

     Net cash (used in) provided by operating activities             (840)            540

INVESTING ACTIVITIES:
     Purchase of U.S. government sponsored agency securities:
         Held to maturity                                         (14,997)             -
         Available for sale                                       (20,800)         (3,000)
     Net (decrease)/increase in loans                              (4,934)          7,287
     Purchases of equipment and leasehold improvements, net           (42)             (5)
     Proceeds from sale of other real estate owned                    661              -
                                                                 ------------    ------------
     Net cash (used in) provided by investing activities          (40,112)          4,282

FINANCING ACTIVITIES:
     Net increase in CDs                                            6,392             650
     Net (decrease)/increase in money market checking              (1,566)         13,931
     Net increase in savings accounts                              14,281          12,586
     Net increase in other borrowings                              20,000              -
     Proceeds from the issuance of common stock                        61              -
                                                                 -------------   -------------
     Net cash provided by financing activities                     39,168          27,167

Net (decrease)/increase in cash and cash equivalents               (1,784)         31,989
Cash and cash equivalents at beginning of period                    2,834          56,167
                                                                 -------------   -------------
Cash and cash equivalents at end of period                       $  1,050        $ 88,156
                                                                 =============   =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                                    $  3,896        $  3,362
     Income taxes                                                $     -         $     -

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Transfers from loans to other real estate owned                  $    154        $    176
                                                                 =============   =============

See accompanying notes.

                          PACIFIC CREST CAPITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 March 31, 1997



NOTE 1.    BASIS OF PRESENTATION
--------------------------------

     The interim financial statements included herein have been prepared by Pacific Crest Capital, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Pacific Crest Capital, Inc. together with its subsidiary is referred to as the "Company". Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's latest Annual Report. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements, and the results of its operations for the interim period ended March 31, 1997, have been included. Certain reclassifications have been made to prior year amounts to conform to the 1997 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

NOTE 2.    INCOME TAXES
-----------------------

     For the quarters ended March 31, 1997 and 1996, the Company estimated its provision for income taxes at $547,000 or 39.9% and $450,000 or 38.8%, respectively. The difference between the Company's statutory tax rate of 41.6% and its effective tax rate for the quarters ended March 31, 1997 and 1996 was due to California tax deductions (credits) generated by the Company on loans made in special tax zones within California.

NOTE 3.    COMPUTATION OF BOOK VALUE AND EARNINGS PER COMMON SHARE
------------------------------------------------------------------

     Book value per common share was calculated by dividing total shareholders' equity by the number of common shares outstanding, less treasury shares, at March 31, 1997 and December 31, 1996. The number of common shares used in the book value calculation was 2,937,367 at March 31, 1997 and 2,929,698 at December 31, 1996.

     The primary earnings per common share and the fully diluted earnings per common share for the first quarter ended March 31, 1997 were determined by dividing net income of $824,000 by the weighted average common shares and by the weighted average fully diluted common shares outstanding of 3,075,000 and 3,081,000, respectively.

     The primary earnings per common share and the fully diluted earnings per common share for the first quarter ended March 31, 1996 were determined by dividing net income of $711,000 by the weighted average common shares and by the weighted average fully diluted common shares outstanding of 3,000,000 and 3,006,000, respectively.

     For the primary earning per common share and the fully diluted earnings per common share for both the first quarter of 1996 and 1997, the common shares outstanding were adjusted to reflect the number of common stock equivalents outstanding. The common stock equivalents are based on the number of outstanding stock options issued by the Company utilizing the Treasury stock method.



NOTE 4.    CONTINGENCIES
------------------------

LITIGATION

     There are several lawsuits and claims pending against the Company which management considers incident to normal operations, some of which seek monetary damages. Management, after review, including consultation with counsel, believes that any ultimate liability which could arise from these lawsuits and claims would not materially affect the consolidated financial position of the Company.



NOTE 5.    INVESTMENT SECURITIES
--------------------------------

     U.S. government sponsored agency securities have been classified in the consolidated balance sheets according to management's intent. The carrying amount of securities and their approximate fair values at March 31, 1997 were as follows:

                                                        Amortized          Gross Unrealized        Estimated
(Dollars in thousands)                                    Cost           Gains         Losses      Fair Value
----------------------                                  ---------        -----         ------      ----------
U.S. Government sponsored agency issued securities
  Held to maturity                                      $  45,960        $  -          $  804      $   45,156
  Available for sale                                       73,777           -           1,484          72,293
                                                        ---------        ----          ------      ----------
Total investment securities                             $ 119,737        $  -          $2,288      $  117,449
                                                        =========        ====          ======      ==========

     The Company's security portfolio consists primarily of Federal Home Loan Bank (FHLB) and Federal National Mortgage Association (FNMA) securities. These securities have call features that allow the issuing agency to retire (call) the security prior to the securities stated maturity date. The Company's security portfolio have call dates ranging between three months and two years. The Company believes that the majority of the Company's securities will be called by the issuing agency before the final maturity date. The following table reflects the scheduled maturities of securities in both the held-to-maturity portfolio and the available-for-sale portfolio at March 31, 1997:

                                                        Amortized          Fair                      Average
(Dollars in thousands)                                    Cost             Value         Yield        Life
----------------------                                  ---------        ---------     ---------   ---------
HELD-TO-MATURITY SECURITIES:
  Due from one to five years                            $   5,000        $   4,957         7.11%   4.0 years
  Due from five to ten years                               19,996           19,738         7.57%   8.9 years
  Due after ten years                                   $  20,964           20,461         7.88%  14.8 years
                                                        ---------        ---------     ---------  ----------
Total held-to-maturity securities:                      $  45,960        $  45,156         7.66%  11.0 years

AVAILABLE-FOR-SALE SECURITIES:
  Due from one to five years                            $  13,000        $  12,857         6.76%   4.0 years
  Due from five to ten years                               60,777           59,436         7.04%   7.5 years
                                                        ---------        ---------     --------   ----------
Total available-for-sale securities:                       73,777           72,293         6.99%   6.9 years
                                                        ---------        ---------     ---------  ----------
Total investment securities                             $ 119,737        $ 117,449         7.25%   8.5 years
                                                        =========        =========     =========  ==========


     U.S. government sponsored agency securities carried at $30.5 million were pledged to secure other borrowings aggregating $30 million at March 31, 1997.


NOTE 6.    CAPITAL
------------------

     At March 31, 1997, 10,000,000 shares of $0.01 par value common stock were authorized of which, 2,967,367 shares were issued and outstanding. The
Company issued 6,921 shares of common stock on January 2, 1997 for employees participating in the Employee Stock Purchase Plan. The Company also issued 748 shares of common stock on January 23, 1997 for the Non-Employee Directors' participating in the Non-Employee Directors' Stock Purchase Plan.
     Pacific Crest Investment is required to maintain certain minimum capital levels and must maintain certain capital ratios to be considered "well capitalized" under the prompt corrective action provisions of the FDIC Improvement Act.
     The following table sets forth Pacific Crest Investment's regulatory capital ratios at March 31, 1997, and December 31, 1996:

REGULATORY CAPITAL RATIOS                    At March 31, 1997                 At December 31, 1996
                                      ==============================     ==============================
                                      Minimum                            Minimum
                                      Required     Actual     Excess     Required     Actual     Excess
                                      --------     ------     ------     --------     ------     ------
Leverage capital ratio                   4.00%      7.36%      3.36%        4.00%      7.96%      3.96%
Tier 1 risk-based capital ratio          4.00%     10.23%      6.23%        4.00%     10.31%      6.31%
Total risk-based capital ratio           8.00%     11.48%      3.48%        8.00%     11.56%      3.56%
                                      ========     ======     ======     ========     ======     ======

NOTE 7.    DIVIDENDS
-----------------------

     As a Delaware corporation, Pacific Crest Capital, Inc., (the parent), may pay common dividends out of surplus or, if there is no surplus, from net profits for the current and preceding fiscal year. The parent has approximately $353,000 in cash plus investments less current liabilities at March 31, 1997. Without dividends from Pacific Crest Investment, the parent must rely solely on existing cash and investments which total $442,000 at March 31, 1997. This amount is also necessary to pay future operating expenses and existing current liabilities of the parent and for the future possible infusion of capital into Pacific Crest Investment. The parent also holds 30,000 shares of capital stock, as Treasury Stock, which could be sold to raise cash if additional liquidity were needed.

     Pacific Crest Investment's ability to pay dividends to the parent is restricted by California state law, which requires that retained earnings are available to pay such dividends. Although Pacific Crest Investment and Loan had retained earnings of $507,000 at March 31, 1997, it is highly unlikely that it will pay dividends to its parent prior to the third quarter of 1997.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of the major factors that influenced the financial performance of Pacific Crest Capital and its wholly owned subsidiary, Pacific Crest Investment for the quarter ended March 31, 1997. This analysis should be read in conjunction with the Company's 1996 Annual Report and with the unaudited financial statements and notes as set forth on pages 1 through 7 of this report.

SELECTED FINANCIAL DATA                                                        For the three months ended
                                                       ------------------------------------------------------------------------
(Dollars in thousands)                                      3/31/97       12/31/96        9/30/96        6/30/96        3/31/96
----------------------                                 ------------   ------------   ------------   ------------   ------------
                                                          Unaudited      Unaudited      Unaudited      Unaudited      Unaudited
AVERAGE BALANCE
     Average Loans                                     $    210,606   $    195,691   $    183,738   $    189,004   $    195,016

     Average Earning Assets                                 316,846        276,083        273,636        279,720        269,504

     Average Assets                                         325,690        282,341        282,184        287,411        276,782

     Average Deposits                                       280,133        254,264        256,359        262,243        251,975

     Average Equity                                          24,739         24,108         23,483         22,894         22,172

PERFORMANCE RATIOS
     Return on average assets                                 1.02%          1.11%          1.08%          1.04%          1.03%

     Return on average common equity                         13.32%         12.99%         12.98%         13.03%         12.83%

     Net interest margin                                      4.77%          4.77%          4.74%          4.58%          4.94%

CAPITAL AND LEVERAGE RATIOS
     Risk-based capital ratios:
        Tier one                                             10.23%         10.31%         11.32%         10.90%          9.80%
        Total                                                11.48%         11.56%         12.57%         12.16%         11.06%
     Leverage capital ratio                                   7.36%          7.96%          8.92%          7.87%          7.29%

ASSET QUALITY RATIOS
     Allowance for loan losses to total loans                 1.62%          1.61%          1.69%          1.82%          2.56%

     Allowance for loan losses to nonaccrual loans          506.98%        245.31%        192.09%         77.57%         70.35%

     Total nonaccrual loans and OREO to total assets          1.02%          1.60%          1.97%          2.51%          3.96%
                                                       ============   ============   ============   ============   ============

RESULTS OF OPERATIONS

NET INTEREST INCOME ANALYSIS

The following tables, for the quarter ended march 31, 1997 and 1996, present the distribution of average assets, liabilities and stockholders' equity, the total dollar amount of interest income from average interest-earning assets, the resultant yields and the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. All average balances are daily average balances. Nonaccrual loans and nonperforming assets have been included in the table as loans and investments, respectively, having a zero yield.

AVERAGE BALANCES, INTEREST INCOME AND EXPENSE, YIELDS AND RATES

                                                                             Three Months Ended March 31,
                                               ------------------------------------------------------------------------------------
                                                                   1997                                         1996
                                               ------------------------------------------   ---------------------------------------
                                                                   Interest     Average                       Interest     Average
                                                    Average        Earned/      Yield/         Average        Earned/      Yield/
(Dollars in thousands)                              Balance        Paid         Rate           Balance        Paid         Rate
---------------------                         --------------   -----------   ----------    ------------   -----------    ---------
INTEREST-EARNING ASSETS:
     Loans                                        $ 210,606      $ 5,740        11.05%       $ 195,016      $ 5,682       11.72%
     Repurchase agreements                              337            4         4.81%          71,588          947        5.32%
     Certificates of deposits                             -            -             -             300            4        5.36%
     U.S. government sponsored
          agency securities:
               Available for sale                    63,667        1,119         7.03%               -            -            -
               Held to maturity                      42,236          814         7.71%           2,600           34        5.23%
                                               --------------   -----------   ----------    ------------   -----------    ---------
     Total interest-earning assets                  316,846        7,677         9.83%         269,504        6,667        9.95%
     Other real estate owned                          3,385                                      4,370
     Other noninterest earning assets                 8,983                                      7,791
     Less allowance for loan losses                   3,524                                      4,883
                                               --------------   -----------   ----------    ------------   -----------    ---------
     Total assets                                 $ 325,690                                  $ 276,782
                                               --------------   -----------   ----------    ------------   -----------    ---------

INTEREST-BEARING LIABILITIES:
     Savings accounts                             $ 164,260        2,109         5.21%       $ 186,821        2,464        5.30%
     Certificates of deposit                         96,657        1,366         5.73%          59,982          830        5.57%
     Money market checking                           19,216          230         4.85%           5,172           63        4.90%
     Other borrowings                                18,153          249         5.56%               -            -            -
                                               --------------   -----------   ----------    ------------   -----------    ---------
     Total interest-bearing liabilities             298,286      $ 3,954         5.38%         251,975        3,357        5.36%
     Non interest-bearing liabilities                 2,665                                      2,635
     Shareholders' equity                            24,739                                     22,172
                                               --------------   -----------   ----------    ------------   -----------    ---------
     Total liabilities and
          shareholders' equity                    $ 325,690                                  $ 276,782
                                               --------------   -----------   ----------    ------------   -----------    ---------
     Net interest income                                         $ 3,723                                    $ 3,310
     Net interest rate spread                                                    4.45%                                    4.59%
     Net interest-earning assets                  $  18,560                                  $  17,529
     Net interest margin                                                         4.77%                                    4.94%
     Average interest-earning assets to
          average interest bearing liabilities                    106.2%                                     107.0%
                                               ==============   ===========   ==========    ============   ===========    =========

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

                                                    For the Quarter Ending
                                                          March 31, 1997
                                                    --------------------------
                                                     1997 compared to 1996
                                                    Increase (decrease) due to
                                                    --------------------------
                                                                        Net
(Dollars in thousands)                              Volume   Rate      Change
----------------------                              ------   -------   ------
CHANGES IN INTEREST INCOME:
 Loans                                              $  451   $  (393)  $   58
 Repurchase agreements                                (935)       (8)    (943)
 Certificates of deposit                                (4)       -        (4)
 U.S. Government agency securities:
     Available for sale                              1,119        -     1,119
     Held to maturity                                  511       269      780
                                                    ------   -------   ------
 Total change in interest income                     1,142      (132)   1,010
                                                    ------   -------   ------
CHANGES IN INTEREST EXPENSE:
 Savings accounts                                     (295)      (60)    (355)
 Certificates of deposit                               504        32      536
 Money market checking                                 172        (5)     167
 Other borrowings                                      249         -      249
                                                    ------   -------   ------
 Total change in interest expense                      630       (33)     597
                                                    ------   -------   ------
  Changes in net interest income                    $  512   $   (99)  $  413
                                                    ======   =======   ======

DETAILED COMPARISONS OF FINANCIAL RESULTS

EARNINGS PERFORMANCE

     Net income was $824,000 (or $0.27 per common share on a fully diluted basis) for the quarter ended March 31, 1997, compared to $711,000 (or $0.24 per common share on a fully diluted basis) for the corresponding period in 1996. The improvement in the first quarter of 1997 over the comparable period in 1996 is primarily attributable to an increase in the Company's net interest income and a reduction in the Company's provision for loan losses.

NET INTEREST INCOME

     Net interest income increased by $413,000 or 12.48% to $3.7 million for the quarter ended March 31, 1997 compared to the same period of 1996. The increase in net interest income during the quarter ended March 31, 1997 was the result of an increase of $47.3 million in the Company's average interest earning assets between the 1997 and 1996 periods.

TOTAL INTEREST INCOME

     Total interest income increased by $1.01 million or 15.1% to $7.7 million for the quarter ended March 31, 1997 compared to the same period of 1996. This increase was due to an increase in the average interest earning asset balances of $47.3 million for the quarter ended March 31, 1997 over the comparable period in 1996. Offsetting this increase was a decline in the yield on the interest earning assets by 12 basis points to 9.83% for the quarter ended March 31, 1997 compared to the same period of 1996. The decline in the yield on the Company's earning assets is primarily due to the change in the composition of the earning asset base, with a higher percentage of the Company's earnings assets, in securities for the quarter ended March 31, 1997 versus the comparable period of 1996.

     Interest income on loans increased by $58,000 to $5.7 million, a 1.02% increase for the quarter ended March 31, 1997, compared to 1996. The increase in loan interest income for the first quarter of 1997 was attributable to an increase in the average balance of loans, partially offset by a decrease in loan yields between the respective quarters. The average balance of loans increased by $15.6 million, or 8.0%, to $210.6 million due to the high volume of loan originations in the fourth quarter of 1996 and the first quarter of 1997. Loan yields declined

67 basis points from 11.72% for the quarter ended March 31, 1996 to 11.05% for the quarter ended March 31, 1997. This decline was primarily due to two factors. First, the prime rate index for loans tied to prime for the quarter ended March 31, 1997 was 8.25% compared to an initial prime rate index of 8.50% for the quarter beginning March 31, 1996. Second, loan payoffs occurred on loans with slightly higher yields than the average loan yield in the loan portfolio.

     The Company purchased $35.8 million of U.S. government sponsored agency securities during 1997. The Company posted $1.12 million in income on those securities classified as available for sale that yielded 7.03% for the quarter ended March 31, 1997. The Company had no securities in this portfolio category during the first quarter of 1996. The Company posted $814,000 in income on U.S. government sponsored agency securities that are classified as held to maturity during the first quarter ended March 31, 1997, that yielded 7.71%. The Company posted $34,000 in income on U.S. government sponsored agency securities that are classified as held to maturity during the first quarter ended March 31, 1996, which represents a yield of 5.23%.

     Interest earned on the Company's securities purchased under resale agreements decreased by $943,000 for the quarter ended March 31, 1997, when compared to the same period of 1996. This decline in income was primarily attributable to a decrease of $71.3 million in the average balance during the quarter ended March 31, 1997 compared to 1996. Proceeds from the liquidation of the repurchase agreements in the second, third and fourth quarters of 1996 were used primarily to purchase the Company's investment securities during the same periods. The yield decreased from 5.32% in the quarter ended March 31, 1996 to 4.81% for the quarter ended March 31, 1997.

TOTAL INTEREST EXPENSE

     Total interest expense for the quarter ended March 31, 1997 increased by $597,000, or 17.8%, compared to the same period of 1996. The increase in interest cost resulted primarily from an increase in the average balance of interest bearing deposits of $46.3 million for the quarter ended March 31, 1997, as compared to the same period of 1996. In addition, the rates paid on the Company's interest bearing deposits increased to 5.38% for the quarter ended March 31, 1997 from 5.36% for the quarter ended March 31, 1996. The stability in the rates paid on the Company's deposits reflect the shift in the composition of the deposit portfolio.

     Interest expense on certificates of deposit increased by $536,000, or 64.6%, for the quarter ended March 31, 1997, compared to the same period in 1996, due to an increase of $36.7 million in average balance of certificates of deposit. Also contributing to this increase in interest cost was a 16 basis point increase in rates paid on certificates of deposit from 5.57% for the quarter ended March 31, 1996 to 5.73% for the quarter ended March 31, 1997.

     Interest expense on savings accounts decreased by $355,000, or 14.4%, for the quarter ended March 31, 1997, when compared to the same period in 1996, due to a decrease in the average balance of savings deposits. Average outstanding savings deposit balances decreased by $22.6 million for the quarter ended March 31, 1997 compared to the same period in 1996. Contributing to this decrease was a savings deposit rate decrease of 9 basis points from 5.30% for the quarter ended March 31, 1996 to 5.21% for the quarter ended March 31, 1997.

     Interest expense on money market checking increased by $167,000 for the quarter ended March 31, 1997, when compared to the same period in 1996, due to an increase in the average money market checking balances. Average outstanding money market checking balances increased by $14.0 million for the quarter ended March 31, 1997 compared to the same period in 1996. Partially offsetting this increase was a rate decrease of 5 basis points from 4.90% for the quarter ended March 31, 1996 to 4.85% for the quarter ended March 31, 1997.

     For the quarter ending March 31, 1997, the Company had average outstanding borrowings of $18.1 million and paid an average borrowing rate of 5.56%. The Company did not have a balance in other borrowings as of March 31, 1996. The Company's borrowings in reverse repurchase agreements during the first quarter of 1997 helped to finance the purchase of investment securities.

PROVISION FOR LOAN LOSSES

     During the quarter ended March 31, 1997, the Company's provision for loan loss declined by $295,000 to $230,000 compared to the same period in 1996. The decline in the provision is the result of Management's evaluation of current loss exposure, which has improved during the first quarter of 1997 as compared to 1996, due to the sale of nonaccrual and TDR loans in June 1996 as well as the improved commercial real estate market conditions in 1997.

     Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. The calculation of the adequacy of the allowance for loan losses is based on several factors, including underlying loan collateral values, delinquency trends and historical loan loss experience. The ratio of nonaccrual loans to total loans was .32% at March 31, 1997 and 0.66% at December 31, 1996. The ratio of the allowance for loan losses to nonaccrual loans was 507% at March 31, 1997 and 245% at December 31, 1996. The allowance for loan losses as a percentage of loans stood at 1.62% at March 31, 1997, compared to 1.61% at December 31, 1996.

NONINTEREST INCOME

     Noninterest income for the quarter ended March 31, 1997 decreased by $62,000 as compared to the same period in 1996. The major components of noninterest income for 1997 and 1996 include late fees and loan prepayment fees.

NONINTEREST EXPENSE ANALYSIS

                                        For the Three Months Ended
                                                 March 31
                                        ---------------------------------------
                                                            Dollar        %
Dollars in thousands                     1997      1996     Change      Change
----------------------------------      ------    ------    ------      ------
Valuation adjustments to other
  real estate owned                        130        65        65        100%
Other real estate owned expense             14         8         6         75%
Salaries and employee benefits           1,246     1,063       183         17%
Net occupany expenses                      361       351        10          3%
FDIC insurance premiums                     25        16         9         56%
Credit and collections expenses             -         12       (12)      (100%)
Communication and data processing          165       119        46         39%
Other expenses                             282       153       129         84%
                                        ------    ------    ------      ------
Total noninterest expense                2,223     1,787       436         24%
                                        ------    ------    ------      ------

NONINTEREST EXPENSE

     Noninterest expense for the quarter ended March 31, 1997 increased $436,000, or 24%, over the same period in 1996. These changes are detailed on the table above and significant changes in noninterest expense are described below.

     The valuation adjustment to OREO for the first quarter ended March 31, 1997 increased by $65,000 compared to the same period in 1996. The increase to the Company's OREO valuation adjustment is a result of the Company recording partial write downs on two OREO properties in 1997.

     Salaries and employee benefits for the quarter ended March 31, 1997, increased by $183,000, or 17%, as compared to the same period in 1996. The increase is the result of marketing and administrative bonus accrual of $120,000 accrued in 1997 versus $50,000 in 1996. In addition, the first quarter of 1997 includes the salary cost of the Company's SBA department that was created in the second and third quarters of 1996. In addition, the Company provided an approximate 4% salary increase to most employee base salaries in January 1997.

     FDIC insurance premiums increased by $9,000 for the quarter ended March 31, 1997 compared to the same period in 1996. The first quarter 1997 insurance premiums include FICO Bond Assessments.

     Other expenses for the quarter ended March 31, 1997, increased by $129,000, or 84%. These increases are the result of a $100,000 reduction in the accrual for Delaware franchise taxes which occurred in the first quarter of 1996, and small increases to other cost categories as a result of the establishment of the Company's SBA department, and increases to the Company's commercial lending operations.

INCOME TAX PROVISION

     For the quarters ended March 31, 1997 and 1996, the Company estimated its provision for income taxes at $547,000 or 39.9% and $450,000 or 38.8%, respectively. The difference between the Company's statutory tax rate of 41.6% and its effective rates for the quarters ended March 31, 1997 and 1996 is due to California tax deductions (credits) generated by the Company on loans made in special tax zones within California.

FINANCIAL CONDITION

SUMMARY OF CHANGES IN BALANCE SHEET
MARCH 31, 1997 COMPARED TO DECEMBER 31, 1996

     Total assets of the Company increased to $342.8 million at March 31, 1997 from $304.1 million at December 31, 1996, a $38.7 million increase. This increase reflects the purchase of approximately $35.8 million of investment securities and $4.9 million of loan originations, net of loan maturities and payoffs, during the first three months of 1997. The Company funded this asset growth by increasing its interest bearing liabilities by $39.1 million to $315.8 million at March 31, 1997 from $276.7 million at December 31, 1996. The increase in interest bearing liabilities reflects an increase in new deposits of $19.1 million, primarily due to the growth in the Company's savings account balances that grew $14.3 million and certificates of deposit balances that grew $6.4 million during the first quarter of 1997. Other borrowings were increased by $20.0 million to $30.0 million at March 31, 1997.

     Loans, net of deferred fees and the allowance for loan losses, increased by $4.7 million to $212.4 million at March 31, 1997, from $207.7 million at December 31, 1996. The Company originated $11.6 million in new real estate and business loans during the first three months ended March 31, 1997. Off-setting these originations, the Company experienced $6.3 million in loan payoffs, $154,000 in gross loan transfers prior to writeoffs to other real estate owned, ("OREO") and $152,000 in actual loan writeoffs during the three months ended March 31, 1997.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses at March 31, 1997 increased by $88,000 from the level at December 31, 1996, and represents 1.62% of outstanding loans at March 31, 1997. The slight increase in the general loan loss reserve from $3.4 million at year end 1996 to $3.5 million at March 31, 1997 reflects net charge-offs of $142,000 offset by the addition of $230,000 in loan loss provision. Management and the Board of Directors regularly review loan performance and the adequacy of the allowance for loan losses.

     The following table sets forth certain information with respect to the Company's allowance for loan losses and valuation adjustment to OREO as of the dates or for the periods indicated:

                                                                 At or for the Period
ALLOWANCE FOR LOAN LOSSES                                          Ended March 31,
(Dollars in thousands)                                          1997           1996
----------------------                                      ------------   ------------
Balance at beginning of period:                             $    3,400     $    4,500
Commercial real estate mortgages:
Chargeoffs                                                        (152)          (175)
Recoveries                                                          10              -
Provision for loan losses:                                         230            525
                                                            ------------   ------------
Balance at end of period:                                   $    3,488     $    4,850
                                                            ============   ============
Allowance for loan losses as a % of loans                        1.62%          2.56%
Net loan Charge-offs                                        $      142     $      175
Valuation adjustment to OREO                                       130             65
                                                            ------------   ------------
Total net loan Charge-offs & OREO valuation adjustment      $      272     $      240
                                                            ============   ============

NON-PERFORMING AND RESTRUCTURED ASSETS

     The following table sets forth loans accounted for on a nonaccrual basis, OREO and loans that were impaired due to the loans being restructured at the dates indicated:


                                                      March 31,    December 31,
(Dollars in thousands)                                  1997          1996
----------------------                                ---------    ------------
Nonaccrual loans                                      $     688     $   1,386
Other real estate owned                                   2,799         3,469
                                                      ---------     ---------
Total nonaccrual loans and OREO                           3,487         4,855
                                                      ---------     ---------
Total nonperforming assets to total assets                 1.02%         1.60%
                                                      ---------     ---------
Other impaired loans (restructured loans)             $     719     $     719
                                                      =========     =========

     The following tables represent the changes in the nonaccrual loans and OREO assets for the three months ended March 31, 1997 and 1996:


NONACCRUAL LOAN ACTIVITY                              March 31,      March 31,
(Dollars in thousands)                                  1997           1996
----------------------                                ---------    ------------
Nonaccrual loans at the beginning of the period       $   1,386    $   $4,985
                                                      ---------    ----------
  Net change/activity                                      (698)        1,909
                                                      ---------    ----------
Nonaccrual loans at the end of the period                   688         6,894
                                                      =========    ==========
OTHER REAL ESTATE OWNED ACTIVITY                      March 31,      March 31,
(Dollars in thousands)                                  1997          1996
----------------------                                ---------    ------------
OREO at the beginning of the period                   $   3,469    $    4,355
  Net change/activity                                      (670)          111
                                                      ---------    ----------
OREO balance at the end of the period                     2,799         4,466
                                                      =========    ==========



NONACCRUAL LOANS

     Nonaccrual loans are loans, not classified as "troubled debt restructurings" or OREO, that show little or no current payment ability. These loans are supported, however, by collateral or cash flow that support the collectibility of the Company's remaining book balance, after consideration of the allowance for loan losses. The Company had two nonaccrual loans at March 31, 1997, totaling $688,000. During the first quarter of 1997, the Company had transferred one loan of $154,000 to OREO status, had one nonaccrual loan payoff and partially charged off a third nonaccrual loan. Nonaccrual loan balances are net of any prior write-offs, but any specifically assigned portions of the general allowance for loan losses are not deducted from the nonaccrual loan balances above.

OTHER REAL ESTATE OWNED

     Assets classified as OREO include foreclosed real estate owned by the Company. The Company had five properties in this category at March 31, 1997, totaling $2.8 million.
     The Company's OREO balance declined to $2.8 million at March 31, 1997, from $3.5 million at December 31, 1996, a decline of $670,000 or 19.3%. This reflects the sale of one property with a net balance of $661,000 during the three months ended March 31, 1997. The Company transferred one nonaccrual loan of $154,000 into OREO for the quarter ending March 31, 1997. The Company recorded partial write downs on two OREO properties of $130,000 for the first quarter of 1997.

OTHER IMPAIRED LOANS

     The Company had other impaired loans which the Company has modified (restructured) also classified as a Troubled Debt Restructuring ("TDR"). A TDR is a loan in which the Company, for reasons related to the borrowers' financial difficulties, grants a permanent concession to the borrower, such as a reduction in the loan's fully-indexed interest rate, a reduction in the face amount of the debt, or an extension of the maturity date of the loan, that the Company would not otherwise consider. At March 31, 1997, the Company had one loan with an aggregate principal balance of $719,000 that was categorized as a TDR. TDR balances are net of any prior write-offs, but any specifically assigned portions of the allowance for loan losses are not deducted from the above TDR loan balance.

CAPITAL RESOURCES

     The Company's objective is to maintain a strong level of capital that will support consistent and sustained asset growth, anticipated credit risks and to ensure that regulatory and industry guidelines and standards are maintained. Pacific Crest Investment is subject to leverage and risk-based capital adequacy standards applicable to FDIC insured institutions. At March 31, 1997, Pacific Crest Investment was in compliance with all such requirements.
     Shareholders' equity increased by $280,000 to $24.7 million at March 31, 1997. This increase reflects the increase to shareholders' equity by the first quarter net income of $824,000 and a $61,000 increase resulting from the purchase of stock under the employee and directors' stock purchase plans. This increase was partially offset by a $605,000 increase to the unrealized loss on securities available for sale.
     Pacific Crest Investment is required to maintain certain minimum capital levels and must maintain certain capital ratios to be considered "well capitalized" under the prompt corrective action provisions of the FDIC Improvement Act.
     The following table sets forth Pacific Crest Investment's regulatory capital ratios at March 31, 1997, and December 31, 1996:


REGULATORY CAPITAL RATIOS                        At March 31, 1997                     At December 31, 1996
                                        -------------------------------------- --------------------------------------
                                          Minimum                                Minimum
                                          Required      Actual       Excess      Required      Actual       Excess
                                        ------------ ------------ ------------ ------------ ------------ ------------
Leverage capital ratio                     4.00%        7.36%        3.36%        4.00%        7.96%        3.96%
Tier 1 risk-based capital ratio            4.00%       10.23%        6.23%        4.00%       10.31%        6.31%
Total risk-based capital ratio             8.00%       11.48%        3.48%        8.00%       11.56%        3.56%
                                        ============ ============ ============ ============ ============ ============

LIQUIDITY

     The Company's primary sources of funds are deposits and payments of principal and interest on loans. While maturities and scheduled principal amortization on loans are a reasonable predictable source of funds, deposit flows and mortgage loan prepayments are greatly influenced by the level of interest rates, economic conditions, and competition.
     The Company's holdings of cash and cash equivalents during the three months ended March 31, 1997 remained relatively level, decreasing $1.7 million to $1.1 million at March 31, 1997 from $2.8 million at December 31, 1996. The Company purchased $35.8 million of U.S. government sponsored agency securities during the first quarter of 1997. The Company funded the growth in securities and net loan originations, by raising $19.1 million of interest bearing deposits, and by borrowing $20.0 million in reverse repurchase agreements.
     Loans, net of deferred fees and the allowance for loan losses, increased by $4.7 million to $212.4 million at March 31, 1997, from $207.7 million at December 31, 1996. The Company originated $11.6 million in real estate and business loans during the three months ended March 31, 1997. Off-setting these originations, the Company experienced $6.3 million in loan payoffs, $154,000 in gross loan transfers prior to writeoffs to other real estate owned, ("OREO") and $152,000 in actual loan writeoffs during the three months ended March 31, 1997.
     Pacific Crest Investment's ability to pay dividends to the parent is restricted by California state law, which requires that sufficient retained earnings are available to pay the dividend. Although Pacific Crest Investment and Loan had retained earnings of $507,000 at March 31, 1997, it is highly unlikely that it will pay dividends to its parent prior to the third quarter of 1997.

Part II-OTHER INFORMATION


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

        (b)  REPORTS ON FORM 8-K:
             -------------------

        The Company filed one report on Form S-8 during the quarter ended March 31, 1997. This report represented the registration of Pacific Crest Capital Inc.'s 1996 Non-Employee Directors' Stock Plan.

                                   SIGNATURES




     Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          PACIFIC CREST CAPITAL, INC.



Date:         May 13, 1997                          /s/Gary Wehrle
     --------------------------------  ---------------------------------------
                                                    Gary Wehrle
                                       President and Chief Executive Officer


Date:         May 13, 1997                          /s/Robert J. Dennen
     --------------------------------  ---------------------------------------
                                                Robert J. Dennen
                                       Vice President, Chief Financial Officer
                                                Corporate Secretary