Form 10-Q
period 1997-06-30
PACIFIC CREST CAPITAL INC
filed 1997-08-14
CIK 912048

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ____________ TO _____________

COMMISSION FILE NUMBER 0-22732


                          PACIFIC CREST CAPITAL, INC.
--------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                   95-4437818
--------------------------------------         ---------------------------------
   (STATE OF OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

         30343 CANWOOD STREET
       AGOURA HILLS, CALIFORNIA                            91301
--------------------------------------         ---------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

                                (818) 865-3300
--------------------------------------------------------------------------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                NOT APPLICABLE
--------------------------------------------------------------------------------
  (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                       ---    ---



NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF AUGUST 13, 1997.

        TITLE OF EACH CLASS               NUMBER OF SHARES OUTSTANDING
        -------------------               ----------------------------
    COMMON STOCK, $.01 PAR VALUE                    2,968,449

                          PACIFIC CREST CAPITAL, INC.

                                   FORM 10-Q

                                     INDEX

                                                                             Page No.

Part I - FINANCIAL INFORMATION................................................   1

     Item I:      Financial Statements........................................   1

                  Consolidated Balance Sheets.................................   1

                  Consolidated Statements of Operations.......................   2

                  Consolidated Statements of Shareholders' Equity.............   3

                  Consolidated Statements of Cash Flows.......................   4

                  Notes to Consolidated Financial Statements..................   5

     Item 2:      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................   8

Part II - OTHER INFORMATION...................................................  24

SIGNATURES....................................................................  25

                          PACIFIC CREST CAPITAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

----------------------------------------------------------------------------------------
                                                            JUNE 30,        DECEMBER 31,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                 1997              1996
----------------------------------------------------------------------------------------
ASSETS
Cash                                                        $  1,683            $  2,572
Securities purchased under resale agreements                     221                 262
----------------------------------------------------------------------------------------
Cash and cash equivalents                                      1,904               2,834
----------------------------------------------------------------------------------------
U.S. government sponsored agency securities (Note 5):
   Held to maturity, at amortized cost                        40,962              30,960
   Available for sale, at market                              95,368              52,534
Loans
   Commercial mortgage                                       221,149             206,172
   Business Loans - SBA                                        4,289               2,363
   Residential mortgage                                        1,595               1,596
   Commercial business/other                                     633               1,581
----------------------------------------------------------------------------------------
Total loans                                                  227,666             211,712
Deferred loan fees                                               603                 617
Allowance for loan losses                                      3,795               3,400
----------------------------------------------------------------------------------------
Net loans                                                    223,268             207,695
Accrued interest receivable                                    2,958               1,966
Prepaid expenses and other assets                                914                 772
Investment in joint venture                                       95                   -
Deferred income taxes                                          3,197               3,302
Other real estate owned                                        1,914               3,469
Premises and equipment                                           546                 553
----------------------------------------------------------------------------------------
Total assets                                                $371,126            $304,085
----------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
   Savings accounts                                         $181,657            $157,789
   Certificates of deposit                                   105,020              88,826
   Money market checking                                      18,277              20,080
----------------------------------------------------------------------------------------
Total deposits                                               304,954             266,695
Other borrowings                                              36,900              10,000
Accrued interest and other liabilities                         2,984               2,922
----------------------------------------------------------------------------------------
Total liabilities                                            344,838             279,617
----------------------------------------------------------------------------------------

Shareholders' equity (Notes 6 and 7):
   Preferred stock, $.01 par value, 2,000,000
    shares authorized, no shares issued and
    outstanding at June 30, 1997 and December 31, 1996             -                   -
   Common stock, $.01 par value, 10,000,000
    shares authorized, 2,968,449 shares issued and
    outstanding at June 30, 1997, 2,959,698 shares
    issued and outstanding at December 31, 1996               27,910              27,838
Accumulated deficit                                           (1,129)             (2,859)
Unrealized loss on securities available for sale, net           (238)               (256)
Common stock in treasury, at cost, 30,000 shares                (255)               (255)
----------------------------------------------------------------------------------------
Total shareholders' equity                                    26,288              24,468
----------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                  $371,126            $304,085
----------------------------------------------------------------------------------------

Book value per common share (Note 3)                        $   8.95            $   8.35
----------------------------------------------------------------------------------------
See accompanying notes.

                          PACIFIC CREST CAPITAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                        FOR THE QUARTER ENDED        FOR THE SIX MONTHS ENDED
                                                              JUNE 30,                        JUNE 30,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)             1997        1996               1997         1996
-------------------------------------------------------------------------------------------------------------
Interest income:
   Interest on loans, including fees                     $5,960      $5,240             $11,700       $10,922
   Securities purchased under resale agreements              23         725                  27         1,672
   Certificates of deposit                                    -           4                   -             8
   U.S. government sponsored agency securities
     Available for sale                                   1,307         301               2,426           301
     Held to maturity                                       873         293               1,687           327
-------------------------------------------------------------------------------------------------------------
Total interest income                                     8,163       6,563              15,840        13,230
Interest expense:
     Savings accounts                                     2,325       2,343               4,434         4,807
     Certificates of deposit                              1,488         806               2,854         1,636
     Money market checking accounts                         221         227                 451           290
     Other borrowings                                       355           -                 604             -
-------------------------------------------------------------------------------------------------------------
Total interest expense                                    4,389       3,376               8,343         6,733
-------------------------------------------------------------------------------------------------------------
Net interest income                                       3,774       3,187               7,497         6,497
Provision for loan losses                                   300         575                 530         1,100
-------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses       3,474       2,612               6,967         5,397
Noninterest income:
   Gain on investment securities                              -         350                   -           350
   Other noninterest income                                 349         181                 450           344
-------------------------------------------------------------------------------------------------------------
    Total noninterest income                                349         531                 450           694
-------------------------------------------------------------------------------------------------------------
Noninterest expense:
   Valuation adjustments to other real estate owned         210           5                 340            70
   Other real estate owned expenses                           4          15                  18            23
   Salaries and employee benefits                         1,276       1,042               2,522         2,105
   Net occupancy expenses                                   393         431                 754           782
   FDIC insurance premiums                                   29          17                  54            33
   Credit and collection expenses                            12          13                  12            25
   Communications and data processing                       157         137                 322           256
   Other expenses                                           237         277                 519           430
-------------------------------------------------------------------------------------------------------------
    Total noninterest expense                             2,318       1,937               4,541         3,724
-------------------------------------------------------------------------------------------------------------
Income before income taxes                                1,505       1,206               2,876         2,367
Income tax provision (Note 2)                               599         460               1,146           910
-------------------------------------------------------------------------------------------------------------
Net income                                               $  906         746              $1,730        $1,457
=============================================================================================================
Per share data (Note 3):
Primary earnings per common share                        $ 0.30      $ 0.25              $ 0.57         $0.49
-------------------------------------------------------------------------------------------------------------
Weighted average common shares
 outstanding (in thousands)                               3,049       3,005               3,044         3,000
=============================================================================================================
Fully diluted earnings per common share                  $ 0.30      $ 0.25              $ 0.57         $0.49
-------------------------------------------------------------------------------------------------------------
Weighted average fully diluted common shares
 outstanding (in thousands)                               3,057       3,024               3,051         3,015
=============================================================================================================
See accompanying notes.

                           PACIFIC CREST CAPITAL, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                                                           Net
                                                                                        Unrealized
                                                                                         Loss on
                                               Common stock       Treasury stock       Securities
                                               ------------       --------------        Available     Accumulated
(Dollars and shares in thousands)             Shares  Amount     Shares    Amount        for Sale        Deficit
-------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1995                 2,954  $27,813          -    $    -       $        -     $     (5,862)
-------------------------------------------------------------------------------------------------------------------
Issuance of stock under employee
   stock purchase plan                            6       25          -         -                -                -
Net changes in unrealized loss on securities
   available for sale, net of taxes               -        -          -         -             (256)               -
Purchase of treasury shares                       -        -        (30)     (255)               -                -
Net Income                                        -        -          -         -                -            3,003
-------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1996                 2,960  $27,838        (30)    $(255)      $     (256)    $     (2,859)
-------------------------------------------------------------------------------------------------------------------
Issuance of stock under employee
   stock purchase plan                            6       52          -         -                -                -
Issuance of stock under non-employee
   directors' stock purchase plan                 2       20          -         -                -                -
Net changes in unrealized loss on securities
   available for sale, net of taxes               -        -          -         -               18                -
Net income                                        -        -          -         -                -            1,730
-------------------------------------------------------------------------------------------------------------------
Balances at June 30, 1997                     2,968  $27,910        (30)    $(255)      $     (238)    $     (1,129)
===================================================================================================================
See accompanying notes

                          PACIFIC CREST CAPITAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

---------------------------------------------------------------------------------------
                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
(DOLLARS IN THOUSANDS)                                             1997          1996
---------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                                    $  1,730       $  1,457
  Adjustments to reconcile net income
   to net cash (used in) provided by operating activities:
    Provision for loan losses                                        530          1,100
    Valuation adjustments to OREO                                    340             70
    Loss on investment in joint venture                                5              -
    Depreciation and amortization                                    126            115
    Amortization of deferred loan fees                              (172)          (677)
    Amortization/accretion of securities                              (8)            47
  Changes in operating assets and liabilities:
    Accrued interest receivable                                     (992)          (247)
    Prepaid expenses and other assets                               (142)          (816)
    Deferred income taxes                                             91            415
    Accrued interest and other liabilities                            62           (406)
---------------------------------------------------------------------------------------
  Net cash provided by operating activities                        1,570          1,058

INVESTING ACTIVITIES:
  Purchase of U.S. government sponsored agency securities:
    Held to maturity                                             (14,997)       (33,900)
    Available for sale                                           (55,799)       (54,590)
  Proceeds from U.S. government sponsored agency securities:
    Held to maturity                                               5,000          8,000
    Available for sale                                            13,000         16,031
  Net (increase)/decrease in loans                               (17,315)         5,483
  Proceeds from sale of loans                                          -          7,141
  Proceeds from sale of notes                                        600              -
  Investment in joint venture                                       (100)             -
  Purchases of equipment and leasehold improvements, net            (119)           (80)
  Proceeds from sale of other real estate owned                    1,999          2,420
---------------------------------------------------------------------------------------
  Net cash used in investing activities                          (67,731)       (49,495)

FINANCING ACTIVITIES:
  Net increase/(decrease) in certificates of deposit              16,194         (2,308)
  Net (decrease)/increase in money market checking                (1,803)        21,154
  Net increase in savings accounts                                23,868         11,424
  Net increase in other borrowings                                26,900              -
  Proceeds from the issuance of common stock                          72             25
---------------------------------------------------------------------------------------
  Net cash provided by financing activities                       65,231         30,295

Net decrease in cash and cash equivalents                           (930)       (18,142)
Cash and cash equivalents at beginning of period                   2,834         56,167
---------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                      $  1,904        $38,025
=======================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                      $  8,220        $ 6,745
  Income taxes                                                  $    965        $   670
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Transfers from loans to other real estate owned                 $    657        $ 1,179
=======================================================================================
See accompanying notes.
                                       4

                          PACIFIC CREST CAPITAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 June 30, 1997

--------------------------------------------------------------------------------
NOTE 1.  BASIS OF PRESENTATION
--------------------------------------------------------------------------------

     The interim financial statements included herein have been prepared by Pacific Crest Capital, Inc. ("Pacific Crest"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Pacific Crest together with its subsidiaries is referred to as the "Company". Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations; nevertheless, the Company believes that the disclosures and information presented are adequate and, therefore, not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's latest Annual Report. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements, and the results of its operations for the interim period ended June 30, 1997, have been included. Certain reclassifications have been made to prior year amounts to conform to the 1997 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

     Effective August 1, 1997, the Company's wholly owned subsidiary changed its name from Pacific Crest Investment and Loan to Pacific Crest Bank. The change is a change in name only with no changes in the charter or powers.

--------------------------------------------------------------------------------
NOTE 2.  INCOME TAXES
--------------------------------------------------------------------------------

     For the quarters ended June 30, 1997 and 1996, the Company's provision for income taxes was $599,000 and $460,000, or 39.8% and 38.1%, respectively. For the six months ended June 30, 1997 and 1996, the Company's provision for income taxes was $1,146,000 and $910,000, or 39.8% and 38.4%, respectively. The difference between the Company's statutory tax rate of 41.5% and its effective rate for these periods is primarily due to California tax deductions (credits) generated by the Company on loans made in special tax zones within California.

--------------------------------------------------------------------------------
NOTE 3.  COMPUTATION OF BOOK VALUE AND EARNINGS PER COMMON SHARE
--------------------------------------------------------------------------------

     Book value per common share was calculated by dividing total shareholders' equity by the number of common shares outstanding at June 30, 1997 and December 31, 1996. The number of common shares outstanding was 2,968,449 at June 30, 1997 and 2,959,698 at December 31, 1996.

     The primary earnings per common share for the quarter and six months ended June 30, 1997 were determined by dividing net income of $906,000 and $1,730,000, respectively, by the weighted average common shares outstanding of 3,049,000 and 3,044,000, respectively. The fully diluted earnings per common share for the quarter and six months ended June 30, 1997, was determined by dividing net income of $906,000 and $1,730,000, respectively, by the weighted average fully diluted common shares outstanding of 3,057,000 and 3,051,000, respectively. The common shares outstanding were adjusted to reflect the number of common stock equivalents outstanding based on the number of outstanding stock options issued by the Company utilizing the treasury stock method.

     The primary earnings per common share for the quarter and six months ended June 30, 1996 were determined by dividing net income of $746,000 and $1,457,000, respectively, by the weighted average common shares outstanding of 3,005,000 and 3,000,000, respectively. The fully diluted earnings per common share for the quarter and six months ended June 30, 1996, was determined by dividing net income of $746,000 and $1,457,000, respectively, by the weighted average fully diluted common shares outstanding of 3,024,000 and 3,015,000, respectively. The common shares outstanding were adjusted to reflect the number of common stock equivalents outstanding based on the number of outstanding stock options issued by the Company utilizing the treasury stock method.

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" which specified this computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. The objective of SFAS No. 128 is to simplify the computation of EPS and to make the U.S. standard for computing EPS more compatible with the standards of other countries. SFAS No. 128 eliminated both the "primary" and "fully diluted" EPS and required the computation and disclosures of "basic" EPS and "diluted" EPS. SFAS No. 128 should be effective for financial statements for both interim and annual periods ending after December 15, 1997, and earlier application is not permitted. The Company's analysis of SFAS No. 128 concluded that it would have no impact on the EPS disclosures contained herein.

--------------------------------------------------------------------------------
NOTE 4.    CONTINGENCIES
--------------------------------------------------------------------------------

LITIGATION

     As an incident to normal operations, the Company is, from time to time, named as a defendant in lawsuits, some of which seek monetary damages. Management, after review, including consultation with counsel, believes that any ultimate liability which could arise from these lawsuits and claims would not materially affect the consolidated financial position or results of operations of the Company.

--------------------------------------------------------------------------------
NOTE 5.  INVESTMENT SECURITIES
--------------------------------------------------------------------------------

     U.S. government sponsored agency securities have been classified in the consolidated balance sheets according to management's intent. The carrying amount of securities and their approximate fair values at June 30, 1997 were as follows:

--------------------------------------------------------------------------------------------------
                                                        AMORTIZED    GROSS UNREALIZED   ESTIMATED
(DOLLARS IN THOUSANDS)                                     COST      GAINS     LOSSES   FAIR VALUE
--------------------------------------------------------------------------------------------------
U.S. government sponsored agency securities
   Held to maturity                                     $ 40,962     $ 25     $(152)     $ 40,835
   Available for sale                                     95,778        5      (415)       95,368
--------------------------------------------------------------------------------------------------
Total investment securities                             $136,740     $ 30     $(567)     $136,203
--------------------------------------------------------------------------------------------------

     The Company's security portfolio consists of Federal Home Loan Bank (FHLB) and Federal National Mortgage Association (FNMA) securities. These securities have call features that allow the issuing agency to retire (call) the security prior to its stated maturity date. The Company's security portfolio has call dates ranging between three months and four years. The Company believes that the majority of its securities will be called by the issuing agency before the final maturity date. The following table reflects the scheduled maturities of securities in both the held-to-maturity portfolio and the available-for-sale portfolio at June 30, 1997:

                                                       AMORTIZED      FAIR                 AVERAGE
(DOLLARS IN THOUSANDS)                                    COST        VALUE     YIELD       LIFE
---------------------------------------------------------------------------------------------------
HELD-TO-MATURITY SECURITIES:
   Due from five to ten years                           $ 19,997    $ 19,959    7.60%     8.7 years
   Due after ten years                                    20,965      20,876    7.88%    14.5 years
                                                        -------------------------------------------
Total held-to-maturity securities:                      $ 40,962    $ 40,835    7.75%    11.7 years
                                                        -------------------------------------------

AVAILABLE-FOR-SALE SECURITIES:
   Due from one to five years                           $ 15,000    $ 14,930    6.74%     4.8 years
   Due from five to ten years                             80,778      80,438    7.13%     7.6 years
                                                        -------------------------------------------
Total available-for-sale securities:                    $ 95,778    $ 95,368    7.07%     7.2 years
                                                        -------------------------------------------

                                                        -------------------------------------------
Total investment securities                             $136,740    $136,203    7.27%     8.5 years
                                                        -------------------------------------------

     U.S. government sponsored agency securities carried at $38.8 million were pledged to secure other borrowings aggregating $36.9 million at June 30, 1997.

--------------------------------------------------------------------------------
NOTE 6.  CAPITAL
--------------------------------------------------------------------------------

     At June 30, 1997, 10,000,000 shares of $0.01 par value common stock were authorized of which, 2,968,449 shares were issued and outstanding. The Company issued 6,921 shares of common stock on January 2, 1997 for employees participating in the Employee Stock Purchase Plan. The Company also issued 748 shares of common stock on January 23, 1997 and 782 shares of common stock on May 8, 1997, for the non-employee directors participating in the Non-Employee Directors' Stock Purchase Plan. The Company issued 300 shares of common stock under the Equity Incentive Plan for the six months ended June 30, 1997.

     Pacific Crest Bank is required to maintain certain minimum capital levels under federal banking law. The following table sets forth Pacific Crest Bank's regulatory capital ratios at June 30, 1997, and December 31, 1996:

REGULATORY CAPITAL RATIOS(1)                  AT JUNE 30, 1997                           AT DECEMBER 31, 1996
                                       ====================================     =======================================
                                         Minimum                                  Minimum
                                         Required      Actual       Excess        Required        Actual        Excess
                                       -----------    --------     --------     ------------     --------      --------
Leverage capital ratio(2)                 4.00%         7.07%        3.07%         4.00%           7.96%         3.96%
Tier 1 risk-based capital ratio           4.00%        10.00%        6.00%         4.00%          10.31%         6.31%
Total risk-based capital ratio            8.00%        11.25%        3.25%         8.00%          11.56%         3.56%
----------------------------------------------------------------------------------------------------------------------

(1)  Capital ratios of Pacific Crest Bank only.
(2)  Calculation based on quarter end asset balances of Pacific Crest Bank.

--------------------------------------------------------------------------------
NOTE 7.  DIVIDENDS
--------------------------------------------------------------------------------
     As a Delaware corporation, Pacific Crest may pay common dividends out of surplus or, if there is no surplus, from net profits for the current and preceding fiscal year. Pacific Crest has approximately $233,000 in cash plus investments less current liabilities at June 30, 1997. Without dividends from Pacific Crest Bank, Pacific Crest must rely solely on existing cash and investments which total $243,000 at June 30, 1997. This amount is also necessary to pay future operating expenses and existing current liabilities of Pacific Crest, and for the future possible infusion of capital into Pacific Crest Bank.
     Pacific Crest Bank's ability to pay dividends to Pacific Crest is restricted by California state law, which requires that retained earnings are available to pay such dividends. Pacific Crest Bank had retained earnings of $1.5 million at June 30, 1997. The total amount of retained earnings is unrestricted and available for dividend payments.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of the major factors that influenced the consolidated financial performance of the Company for the quarter and six months ended June 30, 1997. This analysis should be read in conjunction with the Company's 1996 Annual Report on Form 10-K and with the unaudited financial statements and notes as set forth on pages 1 through 7 of this report.
     The following table sets forth certain selected financial data concerning the Company for the periods indicated:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                  FOR THE QUARTER ENDED
                                                  ---------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                     6/30/97         3/31/97       12/31/96         9/30/96         6/30/96
-----------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
  Average loans                                           $  221,270      $  210,606     $  195,691      $  183,738      $  189,004

  Average earning assets                                     342,090         316,846        276,083         273,636         279,720

  Average assets                                             348,968         325,690        282,341         282,184         287,411

  Average deposits                                           297,936         280,133        254,264         256,359         262,243

  Average equity                                              25,423          24,739         24,108          23,483          22,894

PERFORMANCE RATIOS

  Return on average assets(1)                                   1.04%           1.02%          1.11%           1.08%           1.04%

  Return on average common equity(1)                           14.25%          13.32%         12.99%          12.98%          13.03%

  Net interest margin(2)                                        4.42%           4.77%          4.77%           4.74%           4.58%

CAPITAL AND LEVERAGE RATIOS(3)
  Risk-based capital ratios:
    Tier one                                                   10.00%          10.23%         10.31%          11.33%          10.90%
    Total                                                      11.25%          11.48%         11.56%          12.59%          12.16%
  Leverage capital ratio(4)                                     7.07%           7.36%          7.96%           8.92%           7.87%

ASSET QUALITY RATIOS
    Allowance for loan losses to total loans                    1.67%           1.62%          1.61%           1.69%           1.82%

    Allowance for loan losses to nonaccrual loans             176.10%         506.98%        245.31%         192.09%          77.57%

    Total nonperforming assets to total assets(5)               1.10%           1.02%          1.60%           1.97%           2.51%
-----------------------------------------------------------------------------------------------------------------------------------

(1) Calculations based on annualized net income.
(2) Net interest margin is calculated by dividing annualized net interest income by average earning assets.
(3) Capital ratios of Pacific Crest Bank only.
(4) Calculation based on quarter end asset balances of Pacific Crest Bank.
(5) Nonperforming assets include nonaccrual loans and other real estate loans ("OREO") and exclude performing troubled debt restructurings.

RESULTS OF OPERATIONS

NET INTEREST INCOME ANALYSIS

     The following tables, for the quarter and six months ended June 30, 1997 and 1996, present the distribution of average assets, liabilities and shareholders' equity, the total dollar amount of interest income from average interest-earning assets, the resultant yields and the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. All average balances are daily average balances. Nonaccrual loans have been included in the table as loans having a zero yield.

                                                                     Quarter Ended June 30,
                                             ------------------------------------------------------------------
                                                           1997                               1996
                                             ------------------------------------------------------------------
                                                         Interest    Average                Interest    Average
                                             Average      Earned/    Yield/     Average      Earned/    Yield/
(DOLLARS IN THOUSANDS)                       Balance       Paid       Rate      Balance       Paid       Rate
---------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
  Loans                                      $221,270     $5,960     10.80%     $189,004     $5,240     11.15%
  Repurchase agreements                         1,694         23      5.45%       55,453        729      5.29%
  U.S. government sponsored
    agency securities:
      Available for sale                       73,769       1,307     7.11%       19,306        301      6.27%
      Held to maturity                         45,357         873     7.72%       15,957        293      7.39%
---------------------------------------------------------------------------------------------------------------
  Total interest-earning assets               342,090       8,163     9.57%      279,720      6,563      9.44%
  OREO                                          2,316                              4,391
  Other noninterest-earning assets              8,175                              8,033
  Less allowance for loan losses                3,613                              4,733
---------------------------------------------------------------------------------------------------------------
  Total assets                               $348,968                           $287,411
---------------------------------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES:
  Savings accounts                           $177,041     $2,325      5.27%     $183,568     $2,343      5.13%
  Certificates of deposit                     102,597      1,488      5.82%       60,158        806      5.39%
  Money market checking                        18,298        221      4.84%       18,517        227      4.93%
  Other borrowings                             24,685        355      5.77%            -          -         -
---------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities          322,621      4,389      5.46%      262,243      3,376      5.18%
  Non interest-bearing liabilities                924                              2,274
  Shareholders' equity                         25,423                             22,894
---------------------------------------------------------------------------------------------------------------
  Total liabilities and
    shareholders' equity                     $348,968                           $287,411
---------------------------------------------------------------------------------------------------------------
  Net interest income                                     $3,774                             $3,187
  Net interest rate spread                                            4.11%                              4.26%
  Net interest-earning assets                $ 19,469                           $ 17,477
  Net interest margin                                                 4.42%                              4.58%
  Average interest-earning assets to
    average interest-bearing liabilities                   106.0%                             106.7%
---------------------------------------------------------------------------------------------------------------

                                                                  Six Months Ended June 30,
                                             ------------------------------------------------------------------
                                                           1997                               1996
                                             ------------------------------------------------------------------
                                                         Interest    Average                Interest    Average
                                             Average      Earned/    Yield/     Average      Earned/    Yield/
(DOLLARS IN THOUSANDS)                       Balance       Paid       Rate      Balance       Paid       Rate
---------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
  Loans                                      $215,968     $11,700     10.92%     $192,010     $10,922     11.44%
  Repurchase agreements                         1,019          27      5.34%       63,670       1,680      5.31%
  U.S. government sponsored
    agency securities:
      Available for sale                       68,746       2,426      7.12%        9,653         301      6.27%
      Held to maturity                         43,805       1,687      7.77%        9,279         327      7.09%
-----------------------------------------------------------------------------------------------------------------
  Total interest-earning assets               329,538      15,840      9.69%      274,612      13,230      9.69%
  OREO                                          2,847                               4,380
  Other noninterest-earning assets              9,318                               7,912
  Less allowance for loan losses                3,569                               4,808
-----------------------------------------------------------------------------------------------------------------
  Total assets                               $338,134                            $282,096
-----------------------------------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES:
  Savings accounts                           $170,686     $ 4,434      5.24%     $185,194     $ 4,807      5.22%
  Certificates of deposit                      99,643       2,854      5.78%       60,070       1,636      5.48%
  Money market checking                        18,755         451      4.85%       11,845         290      4.92%
  Other borrowings                             21,437         604      5.68%            -           -         -
-----------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities          310,521       8,343      5.42%      257,109       6,733      5.27%
  Non interest-bearing liabilities              2,530                               2,454
  Shareholders' equity                         25,083                              22,533
-----------------------------------------------------------------------------------------------------------------
  Total liabilities and
    shareholders' equity                     $338,134                            $282,096
-----------------------------------------------------------------------------------------------------------------
  Net interest income                                     $ 7,497                             $ 6,497
  Net interest rate spread                                             4.27%                               4.42%
  Net interest-earning assets                $ 19,017                            $ 17,503
  Net interest margin                                                  4.59%                               4.76%
  Average interest-earning assets to
    average interest-bearing liabilities                    106.1%                              106.8%
-----------------------------------------------------------------------------------------------------------------

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND EXPENSE

     The following tables present the dollar amount of changes in interest income and interest expense of major components of interest-earning assets and interest-bearing liabilities due to changes in outstanding balances and changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume (i.e., changes in volume multiplied by old rate) and
(ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to changes due to volume and changes due to rate.

                                             --------------------------------  --------------------------------
                                                  For the Quarter Ended             For the Six Months Ended
                                                      June 30, 1997                       June 30, 1997
                                             --------------------------------  --------------------------------
                                                  1997 compared to 1996              1997 compared to 1996
                                               Increase (decrease) due to          Increase (decrease) due to
                                             --------------------------------  --------------------------------
                                                                       Net                                Net
(DOLLARS IN THOUSANDS)                       Volume        Rate       Change    Volume         Rate      Change
-----------------------------------------------------------------------------  --------------------------------
CHANGES IN INTEREST INCOME:
  Loans                                      $  873       $(153)     $  720      $ 1,314      $(536)    $   778
  Repurchase agreements                        (730)         24        (706)      (1,659)         6      (1,653)
  U.S. government agency securities:
      Available for sale                        960          46       1,006        2,081         44       2,125
      Held to maturity                          565          15         580        1,327         33       1,360
-----------------------------------------------------------------------------------------------------------------
  Total change in interest income             1,668         (68)      1,600        3,063       (453)      2,610
-----------------------------------------------------------------------------------------------------------------
CHANGES IN INTEREST EXPENSE:
  Savings accounts                              (84)         66         (18)        (376)         3        (373)
  Certificates of deposit                       611          71         682        1,129         89       1,218
  Money market checking                          (3)         (3)         (6)         166         (5)        161
  Other borrowings                              355           -         355          604          -         604
-----------------------------------------------------------------------------------------------------------------
  Total change in interest expense              879         134       1,013        1,523         87       1,610
-----------------------------------------------------------------------------------------------------------------
   Changes in net interest income            $  789       $(202)     $  587      $ 1,540      $(540)     $1,000
-----------------------------------------------------------------------------------------------------------------

DETAILED COMPARISON OF FINANCIAL RESULTS

EARNINGS PERFORMANCE

     Net income was $906,000 (or $0.30 per common share on a fully diluted basis) for the quarter ended June 30, 1997, compared to $746,000 (or $0.25 per common share on a fully diluted basis) for the corresponding period in 1996. Net income for the six months ended June 30, 1997 was $1.7 million (or $0.57 per common share on a fully diluted basis) compared to $1.5 million (or $0.49 per common share on a fully diluted basis) for the corresponding period in 1996. The increase in net income during the quarter and six months ended June 30, 1997, was primarily the result of an increase in average interest-earning assets, and the reduced provision for loan losses, between the 1997 and 1996 periods.

NET INTEREST INCOME

     Net interest income increased by $587,000, or 18.4%, to $3.8 million for the quarter ended June 30, 1997, compared to the same period of 1996. Net interest income increased by $1.0 million, or 15.4%, to $7.5 million for the six months ended June 30, 1997, compared to the same period in 1996. The increase in net interest income during the quarter and six months ended June 30, 1997 was primarily the result of an increase of $62.4 million and $54.9 million, respectively, in the Company's average balance of interest-earning assets between the 1997 and 1996 periods.

     The net interest rate spread is defined as the yield on interest-earning assets less the rates paid on interest-bearing liabilities. The net interest rate spread for the quarter ended June 30, 1997 and 1996 was 4.11% and 4.26%, respectively, and for the six months ended June 30, 1997 and 1996, 4.27% and 4.42%, respectively. The decline in the spread between the 1996 and 1997 periods is the result of an increase in the rates paid on interest-bearing liabilities that exceeds the increase on yields received on interest-earnings assets.

     The net interest margin is defined as the difference between interest income and interest expense divided by average interest-earning assets. The net interest margin for the quarter ended June 30, 1997 and 1996, was 4.42% and 4.58%, respectively, and for the six months ended June 30, 1997 and 1996, 4.59% and 4.76%, respectively. The decline in the margin is the result of the reduced net interest rate spread, and the change in the composition of the balance sheet. Loans, the highest yielding asset, have decreased as a percentage of average interest-earning assets while the Company's holdings in the lower yielding U.S. government sponsored agency securities have increased as a percentage of average interest-earning assets. Additionally, the Company has financed a portion of these security purchases with other borrowings which, on average, cost the Company more than deposits.

TOTAL INTEREST INCOME
     Total interest income increased by $1.6 million, or 24.4%, to $8.2 million for the quarter ended June 30, 1997, and increased by $2.6 million, or 19.7%, to $15.8 million for the six months ended June 30, 1997, compared to the same periods in 1996. These increases were primarily due to increases in the average balance of interest-earning assets of $62.4 million and $54.9 million, respectively, for the quarter and six months ended June 30, 1997, over the comparable periods in 1996. The overall yields on the Company's interest-earning assets increased by 13 basis points, to 9.57% from 9.44%, for the quarter ended June 30, 1997, compared to the same period of 1996. For the six months ended June 30, 1997, the yield remained at the June 30, 1996 level of 9.69%.
     Interest income on loans increased by $720,000 to $6.0 million, a 13.7% increase for the quarter ended June 30, 1997, compared to the same period in 1996. Interest income on loans increased by $778,000 to $11.7 million, a 7.1% increase for the six months ended June 30, 1997, compared to the same period in 1996. Contributing to the increase in loan interest income was an increase of $32.3 million in average loan balances for the second quarter of 1997 compared to the second quarter of 1996, and an increase of $24.0 million in average loan balances for the six months ended June 30, 1997 compared to the first six months of 1996. Partially offsetting these increases were declines in the average yields of 35 basis points for the quarter ended June 30, 1997 and 52 basis points for the six months ended June 30, 1997, compared to the same periods in 1996. The primary reason for the decline in the overall loan portfolio yield is due to lower yielding loans being added to the portfolio subsequent to June 30, 1996. The decline in yields on new loans reflects increased competitive rate pressure in the marketplace.
     Interest earned on the Company's securities purchased under resale agreements decreased by $706,000 and $1.7 million, respectively, for the quarter and six months ended June 30, 1997, when compared to the same periods in 1996. These decreases were primarily attributable to decreases of $53.8 million and $62.7 million, respectively, in the average balances during the quarter and six months ended June 30, 1997 compared to 1996. The decline in the average balance of repurchase agreements during 1997 as compared to 1996, reflects the shift in the Company's investments to U.S. government sponsored agency securities from the lower yielding securities purchased under resale agreements. These decreases were partially offset by increases in the yield of 16 basis points for the quarter and three basis points for the six months ended June 30, 1997. These increases reflect the change in market interest rates between these periods.
     Interest income on U.S. government sponsored agency securities classified as available-for-sale increased by $1.0 million to $1.3 million for the quarter ended June 30, 1997, compared to the same period in 1996. Interest income on securities classified as available-for-sale increased by $2.1 million to $2.4 million for the six months ended June 30, 1997, compared to the same period in 1996.
     Interest income on U.S. government sponsored agency securities classified as held-to-maturity increased by $580,000 to $873,000 for the quarter ended June 30, 1997, compared to the same period in 1996. Interest income on securities classified as held-to-maturity increased by $1.4 million to $1.7 million for the six months ended June 30, 1997, compared to the same period in 1996.
     The increased interest income on U.S. government sponsored agency securities for the quarter and six months ended June 30, 1997, was primarily the result of the increase in the average balances of securities classified as available-for-sale and those classified as held-to-maturity, over the same periods in 1996 and, to a lesser extent, due to improved security yields as illustrated in the preceding table. The increased average balances reflect the Company's effort to optimize earnings by more effectively leveraging capital, with the purchase of U.S. government sponsored agency securities, and an investment shift from securities purchased under resale agreements, to the higher yielding agency securities.

TOTAL INTEREST EXPENSE
     Total interest expense for the quarter and six months ended June 30, 1997 increased by $1.0 million and $1.6 million, or 30.0% and 23.9%, respectively, compared to the same periods of 1996. The increase in interest expense resulted from an increase in the average balance of interest-bearing deposits of $60.4 million and $53.4 million, respectively, for the quarter and six months ended June 30, 1997, as compared to the same periods of 1996. Contributing to these increases, were increases in the rates paid on interest-bearing liabilities during 1997. The rates paid on the Company's interest-bearing liabilities increased from 5.18% to 5.46%, or 28 basis points, during the quarter ended June 30, 1997, and increased from 5.27% to 5.42%, or 15 basis points, for the six months ended June 30, 1997, compared to the same periods in 1996. The increases in the rates paid on the Company's interest-bearing liabilities reflect the change in market interest rates between the 1997 and 1996 periods.
       Interest expense on savings accounts decreased by $18,000 to $2.3 million for the quarter ended June 30, 1997, when compared to the same period in 1996, due to a decrease in the average balance of savings deposits. Average outstanding savings deposit balances decreased by $6.5 million for the quarter ended June 30, 1997, compared to the same period in 1996. Partially offsetting this decrease was a savings deposit rate increase of 14 basis points from 5.13% for the quarter ended June 30, 1996 to 5.27% for the quarter ended June 30, 1997.
       Interest expense on savings accounts decreased by $373,000 to $4.4 million for the six months ended June 30, 1997 when compared to the same period in 1996, due to a decrease in the average balance of savings deposits. Average outstanding savings deposit balances decreased by $14.5 million for the six months ended June 30, 1997, compared to the same period in 1996. Partially offsetting this decrease was a savings deposit rate increase of two basis points from 5.22% for the six months ended June 30, 1996 to 5.24% for the six months ended June 30, 1997.
       Interest expense on certificates of deposit increased by $682,000, or 84.6%, for the quarter ended June 30, 1997, compared to the same period in 1996, due to an increase of $42.4 million in the average balance of certificates of deposit for the quarter ended June 30, 1997, compared to the same period in 1996. Also contributing to this increase in interest expense was a 43 basis point increase on rates paid on certificates of deposit from 5.39% for the quarter ended June 30, 1996 to 5.82% for the quarter ended June 30, 1997. The increase in rates paid reflects the change in market interest rates for certificates of deposit between the 1997 and 1996 periods.
       Interest expense on certificates of deposit increased by $1.2 million, or 74.4%, for the six months ended June 30, 1997, compared to the same period in 1996, due to an increase of $39.6 million in the average balance of certificates of deposit for the six months ended June 30, 1997, compared to the same period in 1996. Contributing to this increase in interest expense was a 30 basis point increase in rates paid on certificates of deposit from 5.48% for the six months ended June 30, 1996, to 5.78% for the six months ended June 30, 1997. The increase in rates paid reflects the change in market interest rates for certificates of deposit between the 1997 and 1996 periods.
       Interest expense on money market checking decreased by $6,000 to $221,000 for the quarter ended June 30, 1997, when compared to the same period in 1996, due to a decrease in the average balance of money market checking deposits. Average outstanding money market checking balances decreased by $219,000 for the quarter ended June 30, 1997. Also, contributing to this decrease was a decrease of nine basis points in the money market checking rate.
       Interest expense on money market checking increased by $161,000 to $451,000 for the six months ended June 30, 1997, when compared to the same period in 1996, due to an increase in the average balance of money market checking deposits. Average outstanding balances increased by $6.9 million for the six months ended June 30, 1997, as compared to 1996. Partially offsetting this increase was a seven basis point decrease in the rate paid on these deposits. The Company introduced the money market checking product during the first quarter of 1996 and attracted $21 million by June 30, 1996.
       The Company posted interest expense of $355,000 and $604,000, respectively, on other borrowings during the quarter and six months ended June 30, 1997. The Company's borrowings in reverse repurchase agreements during the quarter and six months ended June 30, 1997, financed the purchase of investment securities. The Company did not utilize other borrowings during the quarter or the six months ended June 30, 1996.

PROVISION FOR LOAN LOSSES
       During the quarter ended June 30, 1997, the Company's provision for loan loss declined by $275,000 to $300,000, compared to the same period in 1996. For the six months ended June 30, 1997, the provision for loan losses declined by $570,000 to $530,000, compared to the same period in 1996. The decline in the provision is the result of management's evaluation of current portfolio loan loss exposure. Contributing to the decline in the provision was the decline in nonaccrual loans between June 30, 1996 and June 30, 1997, from $4.2 million to $2.2 million. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. The calculation of the adequacy of the allowance for loan losses is based on several factors, including underlying loan collateral values, delinquency trends and historical loan loss experience. The ratio of nonaccrual loans to total loans was 0.95% at June 30, 1997 and 0.66% at December 31, 1996. The ratio of the allowance for loan losses to nonaccrual loans was 176% at June 30, 1997 and 245% at December 31, 1996. The allowance for loan losses as a percentage of loans stood at 1.67% at June 30, 1997, compared to 1.61% at December 31, 1996.

NONINTEREST INCOME

       Noninterest income for the quarter and six months ended June 30, 1997 decreased by $182,000 and $244,000, respectively, compared to the same periods in 1996. The major components of noninterest income include late fees and loan prepayment fees. The decrease for the quarter and six months ended June 30, 1997, is due to a recovery of $350,000, during the second quarter of 1996, on a corporate debt security that had been written off during 1994.

NONINTEREST EXPENSE

     The following table sets forth certain information with respect to the Company's noninterest expenses for the quarter and six months ended June 30, 1997 and 1996:

                                                 --------------------------------      ---------------------------------
                                                        For the Quarter Ended               For the Six Months Ended
                                                               June 30                             June 30
                                                 --------------------------------      ---------------------------------
                                                        AMOUNTS         CHANGE               AMOUNTS         CHANGE
DOLLARS IN THOUSANDS                                1997      1996     $      %          1997      1996     $       %
------------------------------------------------------------------------------------------------------------------------
Valuation adjustments to OREO                    $    210   $     5 $ 205   4100%      $   340  $   70     $270    386%
Other real estate owned expense                         4        15   (11)   -73%           18      23       (5)   -22%
Salaries and employee benefits                      1,276     1,042   234     22%        2,522   2,105      417     20%
Net occupancy expenses                                393       431   (38)    -9%          754     782      (28)    -4%
FDIC insurance premiums                                29        17    12     71%           54      33       21     64%
Credit and collections expenses                        12        13    (1)    -8%           12      25      (13)   -52%
Communication and data processing                     157       137    20     15%          322     256       66     26%
Other expenses                                        237       277   (40)   -14%          519     430       89     21%
------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                         $ 2,318   $ 1,937 $ 381     20%       $4,541  $3,724     $817     22%
------------------------------------------------------------------------------------------------------------------------

       Noninterest expense for the quarter and six months ended June 30, 1997 increased by $381,000 and $817,000, respectively, compared to the same periods in 1996. These changes are detailed on the table above and significant changes in noninterest expense are described below.
       The valuation adjustment to OREO for the quarter and six months ended June 30, 1997, increased by $205,000 and $270,000, respectively, compared to the same periods in 1996. The increases were the result of the Company recording partial write downs on two OREO properties during 1997.
       Salaries and employee benefits for the quarter and six months ended June 30, 1997 increased by $234,000 and $417,000, respectively, compared to the same periods in 1996. These increases were primarily the result of marketing and administrative bonus accruals of $164,000 and $284,000 for the quarter and six months ended June 30, 1997, compared to $15,000 and $64,000, respectively, during the same periods in 1996. In addition, the Company established a SBA lending department during the second and third quarters of 1996, which was fully staffed for all of 1997. The Company also provided an approximate 4% salary increase to most employee base salaries in January of 1997.
       Communication and data processing expense for the quarter and six months ended June 30, 1997, increased by $20,000 and $66,000, respectively, compared to the same periods in 1996. These increase were primarily the result of the Company's establishment of the SBA lending department during the second and third quarters of 1996, which increased communication and telephone usage.
       Other expenses for the quarter ended June 30, 1997, decreased by $40,000 compared to the same period in 1996, due to a recovery of loan servicing expenses during the second quarter of 1997. Other expenses for the six months ended June 30, 1997, increased by $89,000 compared to the same period in 1996, due to an increase in advertising expense during 1997 and a reduction in the accrual for Delaware franchise taxes, which occurred in the second quarter of 1996.

INCOME TAX PROVISION

       For the quarters ended June 30, 1997 and 1996, the Company's provision for income taxes was $599,000 and $460,000, or 39.8% and 38.1%, respectively. For the six months ended June 30, 1997 and 1996, the Company's provision for income taxes was $1,146,000 and $910,000, or 39.8% and 38.4%, respectively. The difference between the Company's statutory tax rate of 41.5% and its effective rate for these periods is primarily due to California tax deductions (credits) generated by the Company on loans made in special tax zones within California.

FINANCIAL CONDITION

       Total assets of the Company increased to $371.1 million at June 30, 1997 from $304.1 million at December 31, 1996, a $67.0 million increase. This increase reflects the purchase of approximately $52.8 million of investment securities, net of maturities, sales and calls, and $15.9 million of loan originations, net of loan maturities and payoffs, during the first six months of 1997. The Company funded this asset growth by increasing its interest-bearing liabilities by $65.2 million to $341.9 million at June 30, 1997 from $276.7 million at December 31, 1996. The increase in interest-bearing liabilities reflects an increase in deposits of $38.3 million, primarily due to the growth in the Company's savings account balances that grew $23.9 million and certificates of deposit balances that grew $16.2 million during the six months ended June 30, 1997. Other borrowings were increased by $26.9 million to $36.9 million during the six months ended June 30, 1997.
       Loans, net of deferred fees and the allowance for loan losses, increased by $15.6 million to $223.3 million at June 30, 1997, from $207.7 million at December 31, 1996. The Company originated $29.0 million in new real estate and business loans during the first six months ended June 30, 1997. Off-setting these originations, the Company experienced $12.8 million in loan payoffs, $1.1 million in gross loan transfers prior to write-offs to OREO and $152,000 in actual loan write-offs during the six months ended June 30, 1997.

LOAN PORTFOLIO

     Pacific Crest Bank focuses its lending activities on commercial real estate loans to individuals and small businesses. At June 30, 1997, $221.1 million, or $97.1%, of Pacific Crest Bank's loans consisted of loans secured by commercial real estate. Commercial real estate loans are generally made for terms between one to ten years at adjustable rates of interest, with interest floors. Virtually all of Pacific Crest Bank's adjustable rate commercial real estate loans adjust quarterly. The following table sets forth certain information regarding the real property collateral securing Pacific Crest Bank's commercial real estate loans at June 30, 1997:

                                                                                 At June 30, 1997
                                                   ----------------------------------------------------------------------------
                                                        NUMBER                                    AVERAGE           PERCENT OF
(DOLLARS IN THOUSANDS)                                 OF LOANS              AMOUNT              LOAN SIZE             TOTAL
-------------------------------------------------- ------------------- ---------------------- --------------------- -----------
Industrial-manufacturing                                     19           $   11,411             $     601                5.16%
Industrial-warehouse                                         35               19,216                   549                8.69%
Industrial-multi-use                                         20               12,365                   618                5.59%
                                                   ------------------- ---------------------- --------------------- -----------
  Total loans secured by industrial buildings                74               42,992                   581               19.44%
                                                   ------------------- ---------------------- --------------------- -----------
Medical-other                                                 1                  794                   794                0.36%
Medical-office buildings                                     13                8,633                   664                3.90%
                                                   ------------------- ---------------------- --------------------- -----------
  Total loans secured by medical buildings                   14                9,427                   673                4.26%
                                                   ------------------- ---------------------- --------------------- -----------
Retail-strip centers                                         85               67,402                   793               30.48%
Auto repair facilities                                       25               10,727                   429                4.85%
Motel and hotel                                              16               11,397                   712                5.15%
Retail and office use                                        33               24,514                   743               11.08%
Restaurants                                                  25               12,272                   491                5.55%
Grocery and supermarket                                       4                1,751                   438                0.79%
Recording studio                                              3                1,791                   597                0.81%
Self storage                                                  1                  840                   840                0.38%
Single retail properties                                     16                7,940                   496                3.59%
Retail and office units                                      15                9,057                   604                4.10%
Retail and residential                                        6                3,577                   596                1.62%
Retail and industrial                                         3                2,171                   724                0.98%
Land                                                          2                  409                   205                0.18%
Construction strip center                                     1                  725                   725                0.33%
Other miscellaneous                                          29               14,157                   488                6.41%
                                                   ------------------- ---------------------- --------------------- -----------
  Total retail and other collateral                         264              168,730                   639               76.30%
                                                   =================== ====================== ===================== ===========
  Total commercial real estate mortgage loans               352              221,149             $     628              100.00%
                                                   ------------------- ---------------------- --------------------- -----------

     As of June 30, 1997, Pacific Crest Bank's real estate commercial loans were geographically distributed as follows:

                                                                           At June 30, 1997
                                                   ----------------------------------------------------------------
                                                        NUMBER             OUTSTANDING                 % TO
                                                          OF               BALANCES AT                 TOTAL
(DOLLARS IN THOUSANDS)                                   LOANS            JUNE 30, 1997             OUTSTANDING
-------------------------------------------------- ------------------- ---------------------- ---------------------
SOUTHERN CALIFORNIA COUNTIES
----------------------------
Los Angeles                                                 184            $ 108,474                      49.05%
Orange                                                       48               35,378                      16.00%
San Diego                                                    23               16,294                       7.37%
Ventura                                                      11                5,550                       2.51%
Riverside                                                     9                4,701                       2.13%
San Bernardino                                                7                4,439                       2.01%
Kern                                                          3                1,689                       0.76%
Santa Barbara                                                 1                   96                       0.04%
                                                   ------------------- ---------------------- ---------------------
Total Southern California Counties                          286            $ 176,621                      79.87%
                                                   ------------------- ---------------------- ---------------------

NORTHERN CALIFORNIA COUNTIES
----------------------------
Santa Clara                                                  12            $   8,408                       3.80%
Sacramento                                                    8                6,108                       2.76%
Contra Costa                                                  7                4,204                       1.90%
Alameda                                                       6                3,087                       1.40%
San Francisco                                                 6                6,312                       2.85%
San Mateo                                                     6                3,160                       1.43%
Fresno                                                        3                3,467                       1.57%
Monterey                                                      2                1,332                       0.60%
Merced                                                        2                  477                       0.21%
Other                                                         9                5,960                       2.70%
                                                   ------------------- ---------------------- ---------------------
Total Northern California Counties                           61            $  42,515                      19.22%
                                                   ------------------- ---------------------- ---------------------
Washington                                                    3                  371                       0.17%
Oregon                                                        2                1,642                       0.74%
                                                   ------------------- ---------------------- ---------------------
Total commercial real estate mortgage loans                 352            $ 221,149                     100.00%
                                                   ------------------- ---------------------- ---------------------

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses at June 30, 1997 increased by $395,000 from the level at December 31, 1996, and represents 1.67% of outstanding loans at June 30, 1997. The slight increase in the general loan loss allowance from $3.4 million at year end 1996 to $3.8 million at June 30, 1997 reflects net charge-offs of $135,000 offset by the addition of $530,000 in loan loss provision. Management believes that the allowance for loan losses at June 30, 1997 was adequate to absorb known and inherent risks in the loan portfolio.
     Management reviews the adequacy of the allowance for loan losses on a quarterly basis. Management utilizes its best judgement in providing for possible loan losses and establishing the allowance for loan losses. However, the allowance is an estimate which is inherently uncertain and depends on the outcome of future events. In addition, regulatory agencies as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based upon their judgement of the information available to them at the time of their examination.
     Adverse economic conditions or a declining real estate market in California could adversely affect Pacific Crest Bank's borrowers' abilities to contractually repay their loans. A decline in the California economy could result in deterioration in the quality of the loan portfolio and could result in high levels of nonperforming assets and charge-offs, which would adversely affect the financial condition and results of operations of the Company.

     The following table sets forth certain information with respect to the Company's allowance for loan losses and valuation adjustment to OREO as of the dates or for the periods indicated:


                                                          AT OR FOR THE SIX MONTHS
                                                                ENDED JUNE 30,
(DOLLARS IN THOUSANDS)                                     1997               1996
------------------------------------------------------------------------------------------
Balance at beginning of period:                              $  3,400           $    4,500
Commercial real estate mortgages:
Charge-offs                                                      (152)              (2,466)
Recoveries                                                         17                  158
Provision for loan losses:                                        530                1,100
------------------------------------------------------------------------------------------
Balance at end of period:                                    $  3,795           $    3,292
------------------------------------------------------------------------------------------
Allowance for loan losses as a % of loans                       1.67%                1.82%
Net loan charge-offs                                         $    135           $    2,308
Valuation adjustment to OREO                                      340                   70
------------------------------------------------------------------------------------------
Total net loan charge-offs & OREO valuation adjustment       $    475           $    2,378
------------------------------------------------------------------------------------------

NONPERFORMING AND RESTRUCTURED ASSETS

     The following table sets forth loans accounted for on a nonaccrual basis, OREO and loans that were impaired due to the loans being restructured at the dates indicated:

                                                          JUNE 30,         DECEMBER 31,
(DOLLARS IN THOUSANDS)                                     1997               1996
------------------------------------------------------------------------------------------
Nonaccrual loans                                         $  2,155           $    1,386
OREO                                                        1,914                3,469
------------------------------------------------------------------------------------------
Total nonaccrual loans and OREO                          $  4,069           $    4,855
------------------------------------------------------------------------------------------
Total nonperforming assets to total loans and OREO          1.78%                2.26%
------------------------------------------------------------------------------------------
Total nonperforming assets to total assets                  1.10%                1.60%
------------------------------------------------------------------------------------------
Troubled debt restructurings                             $    719           $      719
------------------------------------------------------------------------------------------

NONACCRUAL LOANS

     Nonaccrual loans are loans, not classified as troubled debt restructurings or OREO, that show little or no current payment ability. These loans are supported, however, by collateral or cash flow that support the collectibility of the Company's remaining book balance, after consideration of the allowance for loan losses. The Company had three nonaccrual loans at June 30, 1997, totaling $2,155,000. During the six months ended June 30, 1997, the Company transferred four loans from accrual to nonaccrual status totaling $2,774,000, transferred one loan of $269,000 from nonaccrual to accrual status, transferred two loans totaling $657,000 from nonaccrual to OREO status, had two nonaccrual loans totaling $916,000 payoff, and had charge-offs totaling $152,000 related to nonaccrual loans. Nonaccrual loan balances are net of any prior write-offs, but any specifically assigned portions of the general allowance for loan losses are not deducted from the nonaccrual loan balances above.

OTHER REAL ESTATE OWNED

     Assets classified as OREO include foreclosed real estate owned by the Company. The Company had three properties in this category at June 30, 1997, totaling $1,914,000. The Company had one property with $1,086,000 in net book value, or 56.7% of the Company's OREO balance. The remaining $828,000 in OREO balances consisted of two properties.
     The Company's OREO balance declined to $1,914,000 at June 30, 1997, from $3,469,000 at December 31, 1996, a decline of $1,555,000 or 44.8%. This reflects the sale of four properties with a combined net balance of $1,793,000 during the six months ended June 30, 1997. The Company transferred two nonaccrual loans with a combined fair value of $657,000 into OREO for the six months ended June 30, 1997. The Company recorded partial write downs on two OREO properties of $340,000 for the six months ended June 30, 1997, as compared to $70,000 for the same period in 1996. The increase in the OREO valuation adjustment between the two periods reflects a downward revision in the estimated liquidation value of two OREO properties.

TROUBLED DEBT RESTRUCTURINGS

     A troubled debt restructuring ("TDR") is a loan in which the Company, for reasons related to the borrowers financial difficulties, grants a permanent concession to the borrower, such as a reduction in the loan's fully-indexed interest rate, a reduction in the face amount of the debt, or an extension of the maturity date of the loan, that the Company would not otherwise consider. At June 30, 1997, the Company had one loan with a principal balance of $719,000 that was categorized as a TDR. TDR balances are net of any prior write-offs, but any specifically assigned portions of the allowance for loan losses are not deducted from the TDR loan balance.

INVESTMENT SECURITIES

     The Company's investment portfolio is used for both liquidity purposes and for investment income. For additional information on the composition of the investment portfolio and the scheduled maturities of securities in both the held-to-maturity portfolio and available-for-sale portfolio at June 30, 1997, see Note 5 of Notes to Consolidated Financial Statements (Unaudited) in this Quarterly Report on Form 10-Q.

SOURCES OF FUNDS

  DEPOSITS

     The Company's major sources of funds is FDIC-insured deposits, raised through its subsidiary, Pacific Crest Bank. At June 30, 1997, the Company had total deposits of $305.0 million, compared to $266.7 million at December 31, 1996. The Company offers money market checking accounts, money market savings accounts and term certificates of deposit, with maturities ranging from 30 days to five years. The Company attracts the depositors by offering rates that are generally higher than rates offered by independent commercial banks that offer a broader array of services. The Company also conducts a wholesale deposit operation through which deposits from other financial institutions located throughout the United States are solicited. Information concerning the composition of the Company's deposit mix at June 30, 1997 and December 31, 1996 are set forth on the Consolidated Balance Sheets included in this Quarterly Report on Form 10-Q.
     The following table sets forth maturities of certificates of deposit at June 30, 1997:

                                                 3 MONTHS      OVER 3 TO      OVER 6 TO        OVER 12
(Dollars in thousands)                            OR LESS      6 MONTHS       12 MONTHS        MONTHS          TOTAL
---------------------------------------------   -----------   -----------    ------------    ----------    -------------
Certificates of deposit less than $100,000      $   22,556     $   21,510     $   40,706     $   10,542     $   95,314
Certificates of deposit $100,000 or more             2,267          1,647          4,706          1,086          9,706
---------------------------------------------   -----------   -----------    ------------    ----------    -------------
    Total certificates of deposit               $   24,823     $   23,157     $   45,412     $   11,628     $  105,020
---------------------------------------------   -----------   -----------    ------------    ----------    -------------

  OTHER BORROWINGS

     The Company had $36.9 million in short term borrowings at June 30, 1997, compared to $10.0 million at December 31, 1996. The rates paid during 1997 on the Company's short term borrowings ranged from 5.65% to 6.80%. The repayment terms on this short-term debt ranged from one day to four weeks. The interest rate paid can vary daily, but typically approximates the federal fund rates plus 50 basis points. This debt is secured by the Company's U.S. government sponsored agency securities. The Company utilizes these lines to cover short-term financing needs for loan fundings or security purchases.

CAPITAL RESOURCES

     The Company's objective is to maintain a strong level of capital to support consistent and sustained asset growth, to anticipate credit risks, and to ensure that regulatory and industry capital guidelines and standards are maintained. Pacific Crest Bank is subject to leverage and risk-based capital adequacy standards applicable to FDIC-insured institutions. At June 30, 1997, Pacific Crest Bank was in compliance with all such capital requirements.

     Shareholders' equity increased by $1.8 million to $26.3 million during the six months ended June 30, 1997. This increase reflects the increase to shareholders' equity by the six months of net income of $1.7 million and a $72,000 increase resulting from the purchase of stock under the employee and directors' stock purchase plans. Also, contributing to this increase was an $18,000 decrease to the unrealized loss on securities available-for-sale.
     Pacific Crest Bank is required to maintain certain minimum capital levels under federal banking law. The following table sets forth Pacific Crest Bank's regulatory capital ratios at June 30, 1997, and December 31, 1996:

REGULATORY CAPITAL RATIOS (1)                    AT JUNE 30, 1997                 AT DECEMBER 31, 1996
                                        ================================  ================================
                                           Minimum                           Minimum
                                           Required    Actual   Excess       Required    Actual   Excess
                                        ------------ --------- ---------- ------------- -------- ---------
Leverage capital ratio (2)                 4.00%       7.07%     3.07%        4.00%      7.96%     3.96%
Tier 1 risk-based capital ratio            4.00%      10.00%     6.00%        4.00%     10.31%     6.31%
Total risk-based capital ratio             8.00%      11.25%     3.25%        8.00%     11.56%     3.56%
========================================================================================================

(1) Capital ratios of Pacific Crest Bank only.
(2) Calculation based on quarter end asset balances of Pacific Crest Bank.

LIQUIDITY

     The Company's primary sources of funds are deposits and payments of principal and interest on loans. While maturities and scheduled principal amortization on loans are a reasonable predictable source of funds, deposit flows and mortgage loan prepayments are greatly influenced by the level of interest rates, economic conditions, and competition.
     The Company's holdings of cash and cash equivalents during the six months ended June 30, 1997 decreased by $930,000 to $1.9 million at June 30, 1997, from $2.8 million at December 31, 1996. The Company purchased $52.8 million, net of maturities, calls and sales, of U.S. government sponsored agency securities during the six months ended June 30, 1997. The Company funded both the growth in securities and the net increase in the loan portfolio, of $15.6 million, by raising $38.3 million of interest-bearing deposits, and by borrowing an additional $26.9 million under reverse repurchase agreements.
     Loans, net of deferred fees and the allowance for loan losses, increased by $15.6 million to $223.3 million at June 30, 1997, from $207.7 million at December 31, 1996. The Company originated $29.0 million in real estate and business loans during the six months ended June 30, 1997. Off-setting these originations, the Company experienced $12.8 million in loan payoffs, $1.1 million in gross loan transfers prior to write-offs to OREO and $152,000 in actual loan write-offs during the six months ended June 30, 1997.
     The liquidity of the parent company, Pacific Crest, is primarily dependent on the payment of cash dividends by its subsidiary, Pacific Crest Bank. Without dividends from Pacific Crest Bank, Pacific Crest must rely solely on existing cash and investments which total $243,000 at June 30, 1997. This amount is also necessary to pay future operating expenses and existing current liabilities, and for the possible infusion of capital into Pacific Crest Bank.
     Pacific Crest Bank's ability to pay dividends to Pacific Crest is restricted by California state law, which requires that sufficient retained earnings are available to pay the dividend. Pacific Crest Bank had retained earnings of $1.5 million at June 30, 1997. The total amount of retained earnings is unrestricted and available for dividend payments.

ASSET/LIABILITY MANAGEMENT

     The purpose of asset liability management is to minimize the risk of loss resulting from changes in interest rates. One method of assessing the potential risk associated with changes in the interest rates is to examine the extent to which assets and liabilities are "interest rate sensitive" and by monitoring the institution's interest rate sensitivity "gap". An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated, based upon certain assumptions, to mature and reprice within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would generally tend to adversely affect net interest income while a positive gap would generally tend to result in an increase in net interest income. During a period of declining interest rates, a negative gap would generally tend to result in increased net interest income while a positive gap would generally tend to adversely affect net interest income. At June 30, 1997, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets repricing or maturing in the same period by $123.0 million, representing a negative cumulative one-year gap of 33.1%. The shortcomings associated with using a static gap analysis to evaluate interest rate risk are described below.
     To the extent consistent with its interest rate spread objectives, the Company attempts to reduce its interest rate risk and has taken actions to minimize the potential negative impact of changing interest rates. In addition to focusing on making commercial real estate loans which provide for quarterly repricing, the Company has written most of its loans with interest rate floors. The fully indexed rate on these loans were, generally, equal to or in excess of the interest rate floors. It may be anticipated that loans with interest rate floors will increase the net interest income in a declining interest rate environment as affected loans do not reprice downward to their fully indexed rate when interest rates fall. No assurances can be given that such will be the case, however, particularly if borrowers are able to refinance or renegotiate their loans when interest rates decline.
     The following table sets forth the interest rate sensitivity of the Company's assets and liabilities at June 30, 1997, based on certain assumptions. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of the repricing timing or maturity date of the asset or liability. The Company has assumed, for purposes of this table only, that its savings accounts, money market accounts, and other borrowings, which totaled $181.7 million, $18.3 million and $36.9 million, respectively at June 30, 1997, reprice immediately.
     Certain shortcomings are inherent in the method of using static gap analysis to evaluate interest rate risk as presented in the following table.
For example, static gap analysis assumes that when interest rates change, all rates change by the same amount and at the same time. Although certain assets and liabilities may be available for repricing at the same time, assets and liabilities often react independently to market interest rate changes, resulting in variable degrees of change dependent on the type of asset or liability.
Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag changes in market rates. Additionally, some adjustable rate loans have features, which restrict changes in interest rates on a short-term basis and over the life of the asset. Loan prepayments and early withdrawal of certificates of deposit could also cause the interest sensitivities to vary from those reflected in the table. Due to these factors, the interest rate sensitivity static gap report may not provide a complete or accurate assessment of the Company's exposure to changes in interest rates.
     In response to the limitations inherent with static gap analysis, the impact of fluctuations in interest rates on the Company's net interest income has been evaluated through an interest rate shock analysis. This analysis applies "change ratios" to assets and liabilities based upon various assumptions regarding their repricing characteristics. This enhanced interest rate risk management tool is used by the Company to more accurately evaluate and manage the degree of interest rate risk. As of June 30, 1997, management's analysis indicates that the Company's net interest income would decrease a maximum of 5% if rates rose 200 basis points.

                                                                                 At June 30, 1997
-------------------------------------------------------------------------------------------------------------------
                                                           Immediate     Over One
                                                            Through    Year Through         Over
(DOLLARS IN THOUSANDS)                                     One Year     Five Years       Five Years         Total
-------------------------------------------------------------------------------------------------------------------
ASSETS SUBJECTS TO INTEREST RATE ADJUSTMENT:
Repurchase agreements                                      $     221    $        -      $        -        $     221
Investment securities - held to maturity                           -             -          40,962           40,962
Investment securities - available for sale                         -        14,930          80,438           95,368
Total loans, net of deferred fees                            207,019        18,775           1,269          227,063
-------------------------------------------------------------------------------------------------------------------
  Total                                                    $ 207,240    $   33,705      $  122,669          363,614
-------------------------------------------------------------------------------------------------------------------
LIABILITIES SUBJECT TO INTEREST RATE ADJUSTMENT:
Certificate of deposit                                     $  93,392    $   11,628               -        $ 105,020
Savings accounts                                             181,657             -               -          181,657
Money market checking                                         18,277             -               -           18,277
Other borrowings                                              36,900             -               -           36,900
-------------------------------------------------------------------------------------------------------------------
  Total                                                    $ 330,226    $   11,628               -        $ 341,854
-------------------------------------------------------------------------------------------------------------------
Excess (deficiency) of rate-sensitive
  assets over rate-sensitive liabilities                   $(122,986)   $   22,077      $  122,669        $  21,760
===================================================================================================================
Cumulative excess (deficiency) of
  rate-sensitive assets over rate-sensitive liabilities    $(122,986)   $ (100,909)     $   21,760
===================================================================================================================
As a percent of total assets                                   (33.1)%       (27.2)%           5.9%
-------------------------------------------------------------------------------------------------------------------

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain matters discussed in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 which are not historical facts. The Company cautions readers that the following important factors could affect the Company's business and cause actual results to differ materially from those expressed in forward-looking statements made by, on or behalf of, the Company.

ECONOMIC CONDITIONS AND GEOGRAPHIC CONCENTRATION
     The Company's operations are primarily located in California and concentrated primarily in Southern California. As a result of the geographic concentration, the Company's results depend largely upon economic conditions in this area. A deterioration in economic conditions in the Company's market areas, particularly in the real estate industry, could have a material adverse impact on the quality of the Company's loan portfolio and the demand for its products and services, and accordingly, its results of operations.

LENDING CONCENTRATION
     Pacific Crest Bank currently engages in commercial real estate lending, including loans secured by multifamily residential property, primarily in California. At June 30, 1997, $221.1 million (or 97.1%) of Pacific Crest Bank's loans consisted of loans secured by commercial real estate. Collateral for Pacific Crest Bank's loans includes retail strip centers, industrial income-producing and owner/user properties, small office buildings, mixed-use retail/office and retail/residential buildings, and special purpose properties such as auto repair facilities, restaurants and motels.
     Commercial real estate loans generally present a higher level of risk than do loans secured by one-to-four family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on commercial properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed or, in the case of owner-occupied real property, if the business of the borrower deteriorates), the borrower's ability to repay the loan may be impaired.

CREDIT QUALITY

     A significant source of risk for the Company arises from the possibility that losses will be sustained because borrower's guarantors and related parties may fail to perform in accordance with the terms of their loans. The Company has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying the Company's credit portfolio. Such policies and procedures, however, may not prevent unexpected losses that could materially adversely affect the Company's results of operations.

INTEREST RATE RISK

      Banking companies' earnings depend largely on the relationship between the cost of funds, primarily deposits, and the yield on earning assets. This relationship, known as the interest rate spread, is subject to fluctuation and is affected by economic and competitive factors which influence interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of nonperforming assets. Fluctuations in interest rates affect the demand of customers for the Company's products and services. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities reprice or mature more slowly or more rapidly or on a different basis than its interest-earning assets. Although the Company believes its current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates may have an adverse affect on the Company's results of operations.

GOVERNMENT REGULATION AND MONETARY POLICY

     The banking industry is subject to extensive federal and state supervision and regulation. Such regulation limits the manner in which the Company conducts its business, undertakes new investments and activities and obtains financing. This regulation is designed primarily for the protection of the deposit insurance funds and consumers, and not to benefit holders of the Company's securities. Financial institution regulation has been the subject of significant legislation in recent years, and may be the subject of further significant legislation in the future, none of which is in the control of the Company. Significant new laws or changes in, or repeals of, existing laws may cause the Company's results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Company, primarily through open market operations in United States government securities, the discount rate for bank borrowings and bank reserve requirements, and a material change in these conditions would be likely to have a material impact on the Company's results of operations.

COMPETITION

     The banking and financial services business in California generally, and in Pacific Crest Bank's market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. Pacific Crest Bank competes for loans, deposits and customers for financial services with other commercial banks, thrift and loans, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than Pacific Crest Bank. There can be no assurance that Pacific Crest Bank will be able to compete effectively in its markets and the results of operations of the Company could be adversely affected if circumstances affecting the nature or level of competition change.
     While management believes that its assumptions regarding these and other factors on which forward-looking statements are based are reasonable, such assumptions are necessarily speculative in nature, and actual outcomes can be expected to differ to some degree. Consequently, there can be no assurance that the results described in such forward-looking statements will, in fact, be achieved.

PART II-OTHER INFORMATION


ITEM 1  LEGAL PROCEEDINGS

        Not applicable.

ITEM 2  CHANGES IN SECURITIES

        Not applicable.

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 8, 1997, the Annual Meeting of Shareholders of the Company was held for the purpose of electing one person to the Board of Directors for a term of three years and to serve until his or her successor is elected and qualified. The nominee was Rudolph I. Estrada. A total of 2,819,477 shares were represented at the Meeting. 2,816,884 shares were cast "For" the election of Mr. Estrada, and 2,593 shares were "WITHHELD" from voting for the nominee.

        In addition, a proposal to re-approve the 1993 Equity Incentive Plan ("Plan") was voted on. 2,680,322 shares were cast "For" the approval of the Plan, 32,057 shares were cast "Against" the Plan. There was a total of 2,483 shares that "ABSTAINED" from casting a vote on the Plan.

ITEM 5  OTHER INFORMATION

        Not applicable.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K
       --------------------------------

        (a)  Financial data schedules.

        (b)  REPORTS ON FORM 8-K:
             -------------------

        The Company filed no reports on Form 8-K during the quarter ended June 30, 1997.

                           SIGNATURES







       Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     PACIFIC CREST CAPITAL, INC.


Date:  August 13, 1997                          /s/Gary Wehrle
    ---------------------                   ----------------------
                                                       Gary Wehrle
                                      President and Chief Executive Officer


Date:  August 13, 1997                       /s/Robert J. Dennen
    ---------------------                   ----------------------
                                                       Robert J. Dennen
                                      Vice President, Chief Financial Officer
                                                       Corporate Secretary