Form 10-Q
period 1997-09-30
PACIFIC CREST CAPITAL INC
filed 1997-11-14
CIK 912048

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

                                  (Mark One)

( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Quarterly Period Ended September 30, 1997

                                      or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ____________ to _____________

Commission file number 0-22732


                         PACIFIC CREST CAPITAL, INC.
            (Exact name of registrant as specified in its charter)

          Delaware                                      95-4437818
(State of other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

        30343 Canwood Street
      Agoura Hills, California                            91301
(Address of principal executive offices)                (Zip Code)

                                (818) 865-3300
             (Registrant's telephone number, including area code)

                                Not applicable
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---


Number of shares outstanding of each of the issuer's classes of common stock, as of November 13, 1997.

        Title of Each Class                   Number of Shares Outstanding
   Common Stock, $.01 par value                        2,971,674

                         PACIFIC CREST CAPITAL, INC.

                                  FORM 10-Q

                                    INDEX


                                                                       Page No.

PART I - FINANCIAL INFORMATION                                            1

Item I:       FINANCIAL STATEMENTS                                        1

    Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . .     1

    Consolidated Statements of Operations . . . . . . . . . . . . . .     2

    Consolidated Statements of Shareholders' Equity . . . . . . . . .     3

    Consolidated Statements of Cash Flows . . . . . . . . . . . . . .     4

    Notes to Consolidated Financial Statements. . . . . . . . . . . .     5

Item 2:       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . .     8

Item 3:       QUALITATIVE AND QUANTITATIVE DISCLOSURES OF
              MARKET RISK  . . . . . . . . . . . . . . . . . . . . . .   17

PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . .    18

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19

                          PACIFIC CREST CAPITAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                        SEPTEMBER 30,       DECEMBER 31,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                               1997                1996
                                                                        -------------       ------------
ASSETS
Cash                                                                     $   3,255           $   2,572
Securities purchased under resale agreements                                11,573                 262
                                                                         ---------           ---------
Cash and cash equivalents                                                   14,828               2,834
                                                                         ---------           ---------
U.S. government sponsored agency securities (Note 5):
     Held to maturity, at amortized cost                                    25,963              30,960
     Available for sale, at market                                         131,210              52,534
Loans
     Commercial mortgage                                                   224,521             206,172
     Business Loans - SBA                                                    4,579               2,363
     Residential mortgage                                                    1,594               1,596
     Commercial business/other                                                 661               1,581
                                                                         ---------           ---------
Total loans                                                                231,355             211,712
Deferred loan fees                                                             737                 617
Allowance for loan losses                                                    3,866               3,400
                                                                         ---------           ---------
Net loans                                                                  226,752             207,695
Accrued interest receivable                                                  3,872               1,966
Prepaid expenses and other assets                                            1,494                 772
Deferred income taxes                                                        2,951               3,302
Other real estate owned                                                      1,565               3,469
Premises and equipment                                                         563                 553
                                                                         ---------           ---------
Total assets                                                             $ 409,198           $ 304,085
                                                                         ---------           ---------
                                                                         ---------           ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
     Savings accounts                                                    $ 191,833           $ 157,789
     Certificates of deposit                                               125,502              88,826
     Money market checking                                                  16,722              20,080
                                                                         ---------           ---------
Total deposits                                                             334,057             266,695
Other borrowings                                                             1,000              10,000
Term borrowings                                                             25,000
Company Obligated Mandatorily Redeemable Preferred Securities
  of Subsidiary Trust Holding Solely Junior Subordinated Debentures         17,250                   -
                                                                         ---------           ---------
Total interest-bearing liabilities                                         377,307             276,695
Accrued interest and other liabilities                                       4,058               2,922
                                                                         ---------           ---------
Total liabilities                                                          381,365             279,617
                                                                         ---------           ---------
Shareholders' equity (Notes 6 and 7):
    Preferred stock, $.01 par value, 2,000,000
      shares authorized, no shares issued or outstanding                         -                   -
    Common stock, $.01 par value, 10,000,000 shares
      authorized, 2,969,061 shares issued and outstanding at
      September 30, 1997, 2,959,698 shares issued and
      outstanding at December 31, 1996                                      27,919              27,838
Accumulated deficit                                                           (170)             (2,859)
Net unrealized gain/(loss) on available for sale securities                    339                (256)
Common stock in treasury, at cost, 30,000 shares                              (255)               (255)
                                                                         ---------           ---------
Total shareholders' equity                                                  27,833              24,468
                                                                         ---------           ---------
Total liabilities and shareholders' equity                               $ 409,198           $ 304,085
                                                                         ---------           ---------
                                                                         ---------           ---------
Book value per common share (Note 3)                                     $    9.47           $    8.35
                                                                         ---------           ---------
                                                                         ---------           ---------

SEE ACCOMPANYING NOTES.

                          PACIFIC CREST CAPITAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                                  FOR  THE QUARTER ENDED       FOR THE NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                 SEPTEMBER 30,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                       1997           1996           1997           1996
                                                                ------------   ------------   -----------    ------------
Interest income:
    Interest on loans, including fees                            $  6,205       $  5,086       $ 17,905       $ 16,008
    Securities purchased under resale agreements                       47            356             74          2,028
    Certificates of deposit                                             -              4              -             12
    U.S. government sponsored agency securities
       Available for sale                                           1,937            645          4,364            946
       Held to maturity                                               658            491          2,345            818
                                                                 --------       --------       --------       --------
Total interest income                                               8,847          6,582         24,688         19,812
Interest expense:
     Savings accounts                                               2,487          2,305          6,920          7,112
     Certificates of deposit                                        1,679            740          4,533          2,376
     Money market checking accounts                                   221            279            673            569
     Other borrowings                                                 433              -         1,037
     Term borrowings                                                   36              -             36              -
     Trust preferred capital securities                                40              -             40              -
                                                                 --------       --------       --------       --------
Total interest expense                                              4,896          3,324         13,239         10,057
                                                                 --------       --------       --------       --------
Net interest income                                                 3,951          3,258         11,449          9,755
Provision for loan losses                                             280            550            810          1,650
                                                                 --------       --------       --------       --------
Net interest income after provision for loan losses                 3,671          2,708         10,639          8,105
Noninterest income:
       Gain on sale of investment securities                            -             75              -            425
       Gain on sale of deposits                                         -            264              -            264
       Other noninterest income                                       167            330            617            674
                                                                 --------       --------       --------       --------
          Total noninterest income                                    167            669            617          1,363
                                                                 --------       --------       --------       --------
Noninterest expense:
       Valuation adjustments to other real estate owned                30              -            370             70
       Other real estate owned expenses                                31             72             48             95
       Salaries and employee benefits                               1,257          1,273          3,779          3,378
       Net occupancy expenses                                         399            357          1,154          1,139
       FDIC insurance premiums                                          9             20             63             53
       Credit and collection expenses                                  69             23             80             48
       Communication and data processing                              161            132            483            388
       Other expenses                                                 286            267            807            697
                                                                 --------       --------       --------       --------
          Total noninterest expense                                 2,242          2,144          6,784          5,868
                                                                 --------       --------       --------       --------
Income before income taxes                                          1,596          1,233          4,472          3,600
Income tax provision (Note 2)                                         637            471          1,783          1,381
                                                                 --------       --------       --------       --------
Net income                                                       $    959       $    762       $  2,689       $  2,219
                                                                 --------       --------       --------       --------
                                                                 --------       --------       --------       --------
Per share data (Note 3):
Primary earnings per common share                                $   0.31       $   0.25       $   0.88       $   0.74
                                                                 --------       --------       --------       --------
Weighted average common shares
   outstanding (in thousands)                                       3,081          2,995          3,060          2,999
                                                                 --------       --------       --------       --------
                                                                 --------       --------       --------       --------
Fully diluted earnings per common share                           $  0.31       $   0.25       $   0.88       $   0.74
                                                                 --------       --------       --------       --------
Weighted average fully diluted common shares
   outstanding (in thousands)                                       3,096          2,995          3,070          3,004
                                                                 --------       --------       --------       --------
                                                                 --------       --------       --------       --------


SEE ACCOMPANYING NOTES.

                          PACIFIC CREST CAPITAL, INC.
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)


                                                                                                      NET
                                                                                                  UNREALIZED
                                                                                                 GAIN/LOSS ON
                                                         COMMON STOCK        TREASURY STOCK       SECURITIES
                                                       -------------------------------------       AVAILABLE    ACCUMULATED
(DOLLARS AND SHARES IN THOUSANDS)                      SHARES    AMOUNT     SHARES    AMOUNT       FOR SALE       DEFICIT
                                                       ------    ------     ------    ------     ------------   -----------
Balances at December 31, 1995                          2,954     $ 27,813       -     $      -    $        -    $  (5,862)
                                                       -----     --------   -----     --------    ----------    ----------
Issuance of stock under employee
     stock purchase plan                                   6           25       -            -             -            -
Net changes in unrealized loss on securities
    available for sale, net of taxes                       -            -       -            -          (256)           -
Purchase of treasury shares                                -            -     (30)        (255)            -            -
Net income                                                 -          -         -          -               -        3,003
                                                       -----     --------   -----     --------    ----------    ----------
Balances at December 31, 1996                          2,960     $ 27,838     (30)    $   (255)   $     (256)   $  (2,859)
                                                       -----     --------   -----     --------    ----------    ----------
Issuance of stock under employee
     stock purchase plan                                   6           52       -            -             -            -
Issuance of stock under non-employee
     directors' stock purchase plan                        3           29       -            -             -            -
Net changes in unrealized gain/loss on securities
    available for sale, net of taxes                       -            -       -            -           595            -
Net income                                                 -            -       -            -             -        2,689
                                                       -----     --------   -----     --------    ----------    ----------
Balances at September 30, 1997                         2,969     $ 27,919     (30)    $   (255)   $      339    $    (170)
                                                       -----     --------   -----     --------    ----------    ----------
                                                       -----     --------   -----     --------    ----------    ----------


SEE ACCOMPANYING NOTES

                          PACIFIC CREST CAPITAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                                                      1997       1996
                                                                          --------  --------
OPERATING ACTIVITIES:
     Net income                                                           $  2,689  $  2,219
     Adjustments to reconcile net income
        to net cash (used in) provided by operating activities:
          Recovery on investment securities                                      -      (425)
          Provision for loan losses                                            810     1,650
          Valuation adjustments to OREO                                        370        70
          Loss on investment in joint venture                                    7         -
          Depreciation and amortization                                        186       166
          Amortization of deferred loan fees                                  (270)     (795)
          Amortization/accretion of securities                                  (7)       36
      Changes in operating assets and liabilities:
          Accrued interest receivable                                       (1,906)   (1,255)
          Prepaid expenses and other assets                                   (629)     (483)
          Deferred income taxes                                                (80)      739
          Accrued interest and other liabilities                             1,136       208
                                                                          --------  --------
     Net cash provided by operating activities                               2,306     2,130
INVESTING ACTIVITIES:
     Purchase of U.S. government sponsored agency securities:
          Held to maturity                                                 (15,000)  (33,900)
          Available for sale                                              (128,446)  (54,568)
     Proceeds from U.S. government sponsored agency securities:
          Held to maturity                                                  20,000     8,000
          Available for sale                                                50,800    21,531
          Proceeds from recovery on investment securities                        -       380
     Net increase in loans                                                 (21,174)   (4,455)
     Proceeds from sale of loans                                                 -     9,032
     Proceeds from sale of notes                                               600         -
     Investment in joint venture                                              (100)        -
     Purchases of equipment and leasehold improvements, net                   (196)     (142)
     Proceeds from sale of other real estate owned                           2,511     3,481
                                                                          --------  --------
     Net cash used in investing activities                                 (91,005)  (50,641)
FINANCING ACTIVITIES:
     Reduction of savings deposits from branch sale                              -   (20,989)
     Reduction of time deposits from branch sale                                 -    (7,202)
     Net increase in certificates of deposit                                36,676     3,433
     Net (decrease)/increase in money market checking                       (3,358)   21,834
     Net increase in savings accounts                                       34,044     6,722
     Net increase in other borrowings                                       16,000         -
     Purchase of treasury stock, at cost                                         -      (255)
     Proceeds from the issuance of common stock                                 81        25
     Proceeds from issuance of trust preferred capital securities           17,250         -
                                                                          --------  --------
     Net cash provided by financing activities                             100,693     3,568
Net increase/(decrease) in cash and cash equivalents                        11,994   (44,943)
Cash and cash equivalents at beginning of period                             2,834    56,167
                                                                          --------  --------
Cash and cash equivalents at end of period                                $ 14,828  $ 11,224
                                                                          --------  --------
                                                                          --------  --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                                             $ 13,048  $ 10,083
     Income taxes                                                         $  1,895  $    745
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Transfers from loans to other real estate owned                           $    836  $  2,836
                                                                          --------  --------


SEE ACCOMPANYING NOTES.

                          PACIFIC CREST CAPITAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                             September 30, 1997

 NOTE 1.  BASIS OF PRESENTATION

     The interim financial statements included herein have been prepared by Pacific Crest Capital, Inc. ("Pacific Crest"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Pacific Crest together with its subsidiaries is referred to as the "Company". Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations; nevertheless, the Company believes that the disclosures and information presented are adequate and, therefore, not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's latest Annual Report. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements, and the results of its operations for the interim period ended September 30, 1997, have been included. Certain reclassifications have been made to prior year amounts to conform to the 1997 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.
      Effective August 1, 1997, the Company's wholly owned subsidiary changed its name from Pacific Crest Investment and Loan to Pacific Crest Bank. The change is a change in name only with no changes in the charter or powers.

 NOTE 2.  INCOME TAXES

     For the quarters ended September 30, 1997 and 1996, the Company's provision for income taxes was $637,000 and $471,000, or 39.9% and 38.2%, respectively. For the nine months ended September 30, 1997 and 1996, the Company's provision for income taxes was $1,783,000 and $1,381,000, or 39.9% and 38.4%, respectively. The difference between the Company's statutory tax rate of 41.5% and its effective rate for these periods is primarily due to California tax deductions (credits) generated by the Company on loans made in special tax zones within California.

 NOTE 3.  COMPUTATION OF BOOK VALUE AND EARNINGS PER COMMON SHARE

     Book value per common share was calculated by dividing total shareholders' equity by the number of common shares outstanding, less treasury shares, at September 30, 1997 and December 31, 1996. The number of common shares used in this calculation was 2,969,061, less 30,000 of treasury shares, at September 30, 1997 and 2,959,698, less 30,000 of treasury shares, at December 31, 1996.
      Primary and fully diluted earnings per common share for the quarter and nine months ended September 30, 1997 were determined by dividing net income by the weighted average common shares outstanding. The common shares outstanding were adjusted to reflect the number of common stock equivalents outstanding based on the number of outstanding stock options issued by the Company utilizing the treasury stock method. See table below for computations:


                                    PRIMARY EPS                  FULLY DILUTED EPS
                                    -----------                  -----------------
                           QUARTER ENDED    NINE MONTHS    QUARTER ENDED    NINE MONTHS
                              9/30/97      ENDED 9/30/97      9/30/97      ENDED 9/30/97
                           -------------   -------------   -------------   -------------
Net income                 $   959,000     $  2,689,000    $   959,000     $ 2,689,000
Weighted average shares      3,081,000        3,060,000      3,096,000       3,070,000
                           -----------     ------------    -----------     -----------
Earnings per share         $      0.31     $       0.88    $      0.31     $      0.88
                           -----------     ------------    -----------     -----------


    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" which specified this computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. SFAS No. 128 eliminated both the "primary" and "fully diluted" EPS and required the computation and disclosures of "basic" EPS and "diluted" EPS. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997, with earlier application not permitted. The Company's analysis of SFAS No. 128 concluded that it would have no impact on the EPS disclosures contained herein.

 NOTE 4.  CONTINGENCIES

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

 NOTE 5.  INVESTMENT SECURITIES

    U.S. government sponsored agency securities have been classified in the consolidated balance sheets according to management's intent. The carrying amount of securities and their approximate fair values at September 30, 1997 were as follows:


                                              AMORTIZED         GROSS UNREALIZED       ESTIMATED
(DOLLARS IN THOUSANDS)                           COST           GAINS     LOSSES       FAIR VALUE
                                              ---------         -----     ------       ----------
U.S. government sponsored agency securities
     Held to maturity                         $  25,963         $  96     $  (54)      $  26,005
     Available for sale                         130,644           734       (168)        131,210
                                              ---------         -----     ------       ---------
Total investment securities                   $ 156,607         $ 830     $ (222)      $ 157,215
                                              ---------         -----     ------       ---------
                                              ---------         -----     ------       ---------


     The Company's security portfolio consists of Federal Home Loan Bank
(FHLB) and Federal National Mortgage Association (FNMA) securities. These securities have call features that allow the issuing agency to retire (call) the security prior to its stated maturity date. The Company's security portfolio has call dates ranging from immediately callable through four years. The Company believes that the majority of its securities will be called by the issuing agency before the final maturity date. The following table reflects the scheduled maturities of securities in both the held-to-maturity portfolio and the available-for-sale portfolio at September 30, 1997:


                                              AMORTIZED        FAIR                      AVERAGE
(DOLLARS IN THOUSANDS)                           COST         VALUE         YIELD          LIFE
                                              ---------     ---------      -------      ---------
HELD-TO-MATURITY SECURITIES:
     Due from five to ten years               $   9,998     $  10,070        7.7%        9.2 years
     Due after ten years                         15,965        15,935        7.8%       14.4 years
                                              ---------     ---------      -----        ----------
Total held-to-maturity securities:            $  25,963     $  26,005        7.8%       12.4 years
                                              ---------     ---------      -----        ----------

AVAILABLE-FOR-SALE SECURITIES:
     Due from one to five years               $   5,000     $   5,023        6.4%        4.2 years
     Due from five to ten years                  82,979        83,671        7.1%        8.3 years
     Due after ten years                         42,665        42,516        7.1%       10.0 years
                                              ---------     ---------      -----        ----------
Total available-for-sale securities:          $ 130,644     $ 131,210        7.1%        8.7 years
                                              ---------     ---------      -----        ----------

                                              ---------     ---------      -----        ----------
Total investment securities                   $ 156,607     $ 157,215        7.2%        9.3 years
                                              ---------     ---------      -----        ----------
                                              ---------     ---------      -----        ----------


     U.S. government sponsored agency securities carried at $29.3 million were pledged to secure term and other borrowings aggregating $26.0 million at September 30, 1997.

 NOTE 6.  CAPITAL

At September 30, 1997, 10,000,000 shares of $0.01 par value common stock were authorized of which, 2,969,061 shares were issued and outstanding.

     Pacific Crest Bank is required to maintain certain minimum capital levels under federal banking law. The following table sets forth Pacific Crest Bank's regulatory capital ratios at September 30, 1997, and December 31, 1996:


REGULATORY CAPITAL RATIOS (1)             AT SEPTEMBER 30, 1997         AT DECEMBER 31, 1996
                                       ----------------------------  ----------------------------
                                       ----------------------------  ----------------------------
                                       Minimum                       Minimum
                                       Required   Actual    Excess   Required   Actual    Excess
                                       --------  --------  --------  --------  --------  --------
Leverage capital ratio(2)                4.00%     8.22%     4.22%     4.00%     7.96%      3.96%
Tier 1 risk-based capital ratio          4.00%    12.04%     8.04%     4.00%    10.31%      6.31%
Total risk-based capital ratio           8.00%    13.17%     5.17%     8.00%    11.56%      3.56%
                                         ----     -----      ----      ----     -----       ----


(1)  Capital ratios of Pacific Crest Bank only.
(2)  Calculation based on quarter end asset balances of Pacific Crest Bank.


 NOTE 7.  DIVIDENDS

     As a Delaware corporation, Pacific Crest may pay common dividends out of surplus or, if there is no surplus, from net profits for the current and preceding fiscal year. Pacific Crest has approximately $11.1 million in cash plus investments less current liabilities at September 30, 1997. Without dividends from Pacific Crest Bank, Pacific Crest must rely either on existing cash and investments which total $11.7 million at September 30, 1997 or the ability to secure borrowings. This amount is also necessary to pay future operating expenses, existing current liabilities and the interest cost associated with the subordinated debt security issued in September of 1997 by Pacific Crest, and for the future possible infusion of capital into Pacific Crest Bank. Pacific Crest has approximately $417,000 in quarterly, or $1.6 million in annual, interest payments to PCC Capital I as a result of the issuance of the subordinated debt issued by the Parent. These payments from the Parent to PCC Capital I are utilized by PCC Capital I to make its quarterly dividend payments on the Trust Preferred Securities.
      Pacific Crest Bank's ability to pay dividends to Pacific Crest is restricted by California state law, which requires that retained earnings are available to pay such dividends. Pacific Crest Bank had retained earnings of $2.5 million at September 30, 1997. The total amount of retained earnings is unrestricted and available for dividend payments.

 NOTE 8.  OFFERING OF CAPITAL SECURITIES BY PCC CAPITAL I

     On September 22, 1997, PCC Capital I (the "Trust"), a wholly owned subsidiary of Pacific Crest, completed the sale of $17.25 million of 9.375% Cumulative Capital Trust Securities. The net proceeds of approximately $16.1 million after payment of sales commissions and other offering costs were invested, by the Trust, in Junior Subordinated Debentures issued by the Parent Company in connection with this public offering. The interest on the Junior Subordinated Debentures will be paid by the Parent Company to the Trust, and represents the sole revenues of the Trust and the source of dividend distributions by the Trust to the holders of the Capital Securities.
     For financial reporting purposes, the Trust is treated as a subsidiary of Pacific Crest and, accordingly, the accounts of the Trust are included in the consolidated financial statements of Pacific Crest. The Capital Securities are presented as a separate line item in the consolidated balance sheets under the caption "Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures." For financial reporting purposes, Pacific Crest records the dividend distributions payable on the Cumulative Capital Trust Securities as interest expense in the consolidated statements of operations.
      The Parent Company, upon issuance of the Junior Subordinated Debentures, and receipt of approximately $16.1 million in cash from the trust, subsequently contributed $5.0 million of capital into Pacific Crest Bank. The balance of the net proceeds will be used by the Parent Company for general corporate purposes. The Capital Securities qualify as Tier 1 capital under the capital guidelines of the Federal Reserve subject to regulatory limitations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of the major factors that influenced the consolidated financial performance of the Company for the quarter and nine months ended September 30, 1997. This analysis should be read in conjunction with the Company's 1996 Annual Report on Form 10-K and with the unaudited financial statements and notes as set forth on pages 1 through 7 of this report.

     The following discussion and analysis is intended to provide greater details of the results of operations and financial condition of the Company. The following discussion should be read in conjunction with the information in the Company's consolidated financial statements and notes thereto and other financial data included elsewhere herein. Certain statements under this caption constitute "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995, and as such, may involve risks and uncertainties. The Company's actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which the Company conducts its operations, fluctuations in interest rates, credit quality and governmental regulation.

     The following table sets forth certain selected financial data concerning the Company for the periods indicated:

                                                                          FOR THE QUARTER ENDED
                                                     ----------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                 9/30/97      6/30/97      3/31/97      12/31/96      9/30/96
                                                     ----------------------------------------------------------------
AVERAGE BALANCES
     Average loans                                   $  227,533   $  221,270   $  210,606   $  195,691    $  183,738

     Average earning assets                             373,817      342,090      316,846      276,083       273,636

     Average assets                                     380,467      348,968      325,690      282,341       282,184

     Average deposits                                   316,474      297,936      280,133      254,264       256,359

     Average equity                                      26,811       25,423       24,739       24,108        23,483

PERFORMANCE RATIOS
     Return on average assets(1)                          1.01%        1.04%        1.02%        1.11%          1.08%

     Return on average common equity(1)                  14.31%       14.25%       13.32%       12.99%         12.98%

     Net interest margin(2)                               4.19%        4.42%        4.77%        4.77%          4.74%

CAPITAL AND LEVERAGE RATIOS(3)
   Risk-based capital ratios:
     Tier one                                            11.95%       10.00%       10.23%       10.31%         11.33%
     Total                                               13.21%       11.25%       11.48%       11.56%         12.59%
   Leverage capital ratio(4)                              8.24%        7.07%        7.36%        7.96%          8.92%

ASSET QUALITY RATIOS
     Allowance for loan losses to total loans             1.68%        1.67%        1.62%        1.61%          1.69%

     Allowance for loan losses to nonaccrual loans      187.31%      176.10%      506.98%      245.31%        192.09%

     Total nonperforming assets to total assets(5)        0.89%        1.10%        1.02%        1.60%          1.97%
                                                     ----------------------------------------------------------------

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

RESULTS OF OPERATIONS

NET INTEREST INCOME ANALYSIS

     The following tables, for the quarter and nine months ended September 30, 1997 and 1996, present the distribution of average assets, liabilities and shareholders' equity, the total dollar amount of interest income from average interest-earning assets, the resultant yields and the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. All average balances are daily average balances. Nonaccrual loans have been included in the table as loans having a zero yield.


                                                                              Quarter Ended September 30,
                                                     ----------------------------------------------------------------------------
                                                                      1997                                   1996
                                                     -------------------------------------  -------------------------------------
                                                                    Interest       Average                 Interest       Average
                                                       Average       Earned/       Yield/     Average       Earned/       Yield/
(DOLLARS IN THOUSANDS)                                 Balance        Paid          Rate      Balance        Paid          Rate
                                                     -----------    --------       ------   -----------    --------       ------
INTEREST-EARNING ASSETS:
    Loans                                            $  227,533     $  6,205       10.82%   $  183,738     $  5,086       11.01%
    Repurchase agreements                                 3,405           47        5.48%       27,017          360        5.30%
    U.S. government sponsored
        agency securities:
            Available for sale                          108,982        1,937        7.11%       36,981          645        6.98%
            Held to maturity                             33,897          658        7.76%       25,900          491        7.58%
                                                     ----------     --------       -----    ----------     --------       -----
    Total  interest-earning assets                      373,817        8,847        9.39%      273,636        6,582        9.57%
    OREO                                                  1,643                                  3,492
    Other noninterest-earning assets                      8,832                                  8,215
    Less allowance for loan losses                        3,825                                  3,159
                                                     ----------                             ----------
    Total assets                                     $  380,467                             $  282,184
                                                     ----------                             ----------

INTEREST-BEARING LIABILITIES:
     Savings accounts                                $  185,401     $  2,487        5.32%   $  179,031     $  2,305        5.12%
     Certificates of deposit                            113,390        1,679        5.87%       54,822          740        5.37%
     Money market checking                               17,683          221        4.96%       22,506          279        4.93%
     Other borrowings                                    32,029          469        5.81%            -            -           -
     Trust preferred capital securities                   1,688           40        9.40%            -            -           -
                                                     ----------     --------       -----    ----------     --------       -----
     Total interest-bearing liabilities                 350,191        4,896        5.55%      256,359        3,324        5.16%
     Non interest-bearing liabilities                     3,465                                  2,342
     Shareholders' equity                                26,811                                 23,483
                                                     ----------                             ----------
     Total liabilities and
         shareholders' equity                        $  380,467                             $  282,184
                                                     ----------     --------                ----------     --------
     Net interest income                                            $  3,951                               $  3,258
     Net interest rate spread                                                       3.84%                                  4.41%
     Net interest-earning assets                     $   23,626                             $   17,277
     Net interest margin                                                            4.19%                                  4.74%
     Average interest-earning assets to
         average interest-bearing liabilities                        106.75%                                106.74%
                                                                    --------                               --------



                                                                            Nine Months Ended September 30,
                                                     ----------------------------------------------------------------------------
                                                                      1997                                   1996
                                                     -------------------------------------  -------------------------------------
                                                                    Interest       Average                 Interest       Average
                                                       Average       Earned/       Yield/     Average       Earned/       Yield/
(DOLLARS IN THOUSANDS)                                 Balance        Paid          Rate      Balance        Paid          Rate
                                                     -----------    --------       ------   -----------    --------       ------
INTEREST-EARNING ASSETS:
    Loans                                            $  219,865     $ 17,905       10.89%   $  189,233     $ 16,008       11.30%
    Repurchase agreements                                 1,823           74        5.43%       51,363        2,040        5.31%
    U.S. government sponsored
        agency securities:
            Available for sale                           82,306        4,364        7.07%       18,829          946        6.70%
            Held to maturity                             40,466        2,345        7.73%       14,859          818        7.34%
                                                     ----------     --------       -----    ----------     --------       -----
    Total  interest-earning assets                      344,460       24,688        9.58%      274,284       19,812        9.65%
    OREO                                                  2,441                                  4,082
    Other noninterest-earning assets                      9,154                                  8,014
    Less allowance for loan losses                        3,655                                  4,254
                                                     ----------                             ----------
    Total assets                                     $  352,400                             $  282,126
                                                     ----------                             ----------

INTEREST-BEARING LIABILITIES:
     Savings accounts                                $  175,645     $  6,920        5.27%   $  183,125     $  7,112        5.19%
     Certificates of deposit                            104,276        4,533        5.81%       58,308        2,376        5.44%
     Money market checking                               18,393          673        4.89%       15,424          569        4.93%
     Other borrowings                                    25,006        1,073        5.74%            -            -           -
     Trust preferred capital securities                     569           40        9.40%            -            -           -
                                                     ----------     --------       -----    ----------     --------       -----
     Total interest-bearing liabilities                 323,889       13,239        5.46%      256,857       10,057        5.23%
     Non interest-bearing liabilities                     2,845                                  2,417
     Shareholders' equity                                25,666                                 22,852
                                                     ----------                             ----------
     Total liabilities and
         shareholders' equity                        $  352,400                             $  282,126
                                                     ----------     --------                ----------     --------
     Net interest income                                            $ 11,449                               $  9,755
     Net interest rate spread                                                       4.12%                                  4.42%
     Net interest-earning assets                      $  20,571                             $  17,427
     Net interest margin                                                            4.44%                                  4.75%
     Average interest-earning assets to
         average interest-bearing liabilities                        106.35%                                106.78%
                                                                    --------                               --------


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


                                                             For the Quarter Ended                For the Nine Months Ended
                                                               September 30, 1997                    September 30, 1997
                                                       ---------------------------------     ---------------------------------
                                                              1997 compared to 1996                 1997 compared to 1996
                                                           Increase (decrease) due to            Increase (decrease) due to
                                                       ---------------------------------     ---------------------------------
                                                                                   Net                                   Net
(DOLLARS IN THOUSANDS)                                  Volume         Rate      Change       Volume         Rate      Change
                                                       --------      --------   --------     --------      --------   --------
CHANGES IN INTEREST INCOME:
  Loans                                                $  1,196      $   (77)   $  1,119     $  2,512      $  (615)   $  1,897
  Repurchase agreements                                    (326)          13        (313)      (2,011)          45      (1,966)
  U.S. government agency securities:
         Available for sale                               1,290            2       1,292        3,354           64       3,418
         Held to maturity                                   156           11         167        1,478           49       1,527
                                                       --------      --------   --------     --------      --------   --------
   Total change in interest income                        2,316          (51)      2,265        5,333         (457)      4,876
                                                       --------      --------   --------     --------      --------   --------
CHANGES IN INTEREST EXPENSE:
  Savings accounts                                           84           98         182         (293)         101        (192)
  Certificates of deposit                                   861           78         939        1,987          170       2,157
  Money market checking                                     (60)           2         (58)         108           (4)        104
  Other borrowings                                          469            -         469        1,073            -       1,073
  Trust preferred capital securities                         40            -          40           40            -          40
                                                       --------      --------   --------     --------      --------   --------
  Total change in interest expense                        1,394          178       1,572        2,915          267       3,182
                                                       --------      --------   --------     --------      --------   --------
    Changes in net interest income                       $  922     $   (229)     $  693     $  2,418      $  (724)   $  1,694
                                                       --------      --------   --------     --------      --------   --------
                                                       --------      --------   --------     --------      --------   --------


DETAILED COMPARISON OF FINANCIAL RESULTS

EARNINGS PERFORMANCE

     Net income was $959,000 (or $0.31 per common share on a fully diluted basis) for the quarter ended September 30, 1997, compared to $762,000 (or $0.25 per common share on a fully diluted basis) for the corresponding period in 1996, representing the sixth consecutive quarter of growth in net income. Net income for the nine months ended September 30, 1997 was $2.7 million (or $0.88 per common share on a fully diluted basis) compared to $2.2 million (or $0.74 per common share on a fully diluted basis) for the corresponding period in 1996. The increase in net income during the quarter and nine months ended September 30, 1997, was primarily the result of an increase in net interest income, and the reduced provision for loan losses, between the 1997 and 1996 periods.

NET INTEREST INCOME

     Net interest income increased by $693,000, or 21.3%, to $3.95 million for the quarter ended September 30, 1997, compared to the same period of 1996. Net interest income increased by $1.7 million, or 17.4%, to $11.4 million for the nine months ended September 30, 1997, compared to the same period in 1996. The components describing these changes are described in the following paragraphs and table.

     The net interest rate spread is defined as the yield on interest-earning assets less the rates paid on interest-bearing liabilities. The net interest rate spread for the quarter ended September 30, 1997 and 1996 was 3.84% and 4.41%, respectively, and for the nine months ended September 30, 1997 and 1996 was 4.12% and 4.42%, respectively. The decline in the spread between the 1997 and 1996 periods is the result of an increase in the rates paid on interest-bearing liabilities that exceeds the increase on yields received on interest-earning assets.

     The net interest margin is defined as the difference between interest income and interest expense divided by the average interest-earning assets. The net interest margin for the quarter ended September 30, 1997 and 1996, was 4.19% and 4.74%, respectively, and for the nine months ended September 30, 1997 and 1996, 4.44% and 4.75%, respectively. The decline in the margin is the result of the reduced net interest rate spread, and the change in the composition of the balance sheet. Loans, the highest yielding asset, have decreased as a percentage of average interest-earning assets while the Company's holdings in the lower yielding U.S. government sponsored agency securities have increased as a percentage of average interest-earning assets. Additionally, the Company has financed a portion of these security purchases with borrowings including the issuance of the trust preferred capital securities, which on average, cost the Company more than deposits.

     The following table sets forth the composition of average interest-earning and average interest-bearing liabilities by category and by the percentage of each category to the total for the nine months ended September 30, 1997 and 1996, including the change in average balance and yield/rate between these respective periods:


                                         September 30, 1997                September 30, 1996            Avg. Bal. Net Change
                                 --------------------------------   ------------------------------    ---------------------------
                                                  %         Avg.                   %          Avg.                         Yield/
                                   Average      Compo-     Yield/    Average     Compo-      Yield/                         Rate
(DOLLARS IN THOUSANDS)             Balance      sition      Rate     Balance     sition       Rate       $          %      Change
                                 ----------    --------   -------   ---------    --------   -------   --------   -------   ------
INTEREST EARNING ASSETS:
  Loans                          $  219,865      63.8%     10.89%   $ 189,233     69.0%     11.30%    $ 30,632     16.2%    (0.41%)
  Repurchase agreements               1,823       0.5%      5.43%      51,363     18.7%      5.31%     (49,540)   (96.5%)    0.12%
  U.S. government agency
   securities                       122,772      35.7%      7.29%      33,688     12.3%      6.98%      89,084    264.4%     0.31%
                                 ----------     -----      -----    ---------    -----      -----     --------    -----     -----
   Total interest earning assets    344,460     100.0%      9.58%     274,284    100.0%      9.65%      70,176     25.6%    (0.07%)
INTEREST BEARING LIABILITIES:
  Deposits                          298,314      92.1%      5.43%     256,857    100.0%      5.23%      41,457     16.1%     0.20%
  Borrowings                         25,006       7.7%      5.74%           -        -          -       25,006        -         -
  Trust preferred capital
   securities                           569       0.2%      9.40%           -        -          -          569        -         -
  Total interest bearing
   liabilities                   $  323,889     100.0%      5.46%   $ 256,857    100.0%      5.23%    $ 67,032     26.1%     0.23%


TOTAL INTEREST INCOME

     Total interest income increased by $2.3 million, or 34.4%, to $8.8 million for the quarter ended September 30, 1997, and increased by $4.9 million, or 24.6%, to $24.7 million for the nine months ended September 30, 1997, compared to the same periods in 1996. These increases were primarily due to increases in the average balance of interest-earning assets of $100.2 million and $70.2 million, respectively, for the quarter and nine months ended September 30, 1997, over the comparable periods in 1996. Average interest-earning assets continue to rise with the growth of the Company. The growth has been concentrated in U.S. government sponsored agency securities and commercial loans. Partially offsetting these increases, the overall yields on the Company's interest-earning assets decreased by 18 basis points and seven basis points, respectively, for the quarter and nine months ended September 30, 1997 from the comparable periods in 1996. This decline is due to the change in the composition of interest-earning assets which is detailed above and the reduced yields earned on commercial loans. The primary reason for the decline in the overall loan portfolio yield is due to lower yielding loans being added to the loan portfolio during 1997, reflecting the increased competitive rate pressure in the marketplace. In addition, higher yielding loans have been paying off during 1997, adding to the overall yield decline.

     The substantial increase in the average balances of the Company's U.S. government sponsored agency securities for both the quarter and nine months ended September 30, 1997, reflects the Company's effort to optimize earnings by more effectively leveraging capital with the purchase of these securities. In addition to reducing the balance of the lower yielding repurchase agreements, with higher yielding U.S. government agency securities.

TOTAL INTEREST EXPENSE

     Total interest expense for the quarter and nine months ended September 30, 1997 increased by $1.6 million and $3.2 million, or 47.3% and 31.6%, respectively, compared to the same periods of 1996. The increase in interest expense resulted from an increase in the average balance of interest-bearing liabilities of $93.8 million and $67.0 million, respectively, for the quarter and nine months ended September 30, 1997, as compared to the same periods of 1996. Average interest-bearing liabilities continue to rise to fund the growth of the Company. The growth has been primarily in certificates of deposits, but also includes growth in borrowings and trust preferred capital securities. Contributing to these increases, were increases in the rates paid on interest-bearing liabilities during 1997. The rates paid on the Company's interest-bearing liabilities increased from 5.16% to 5.55%, or 39 basis points, during the quarter ended September 30, 1997, and increased from 5.23% to 5.46%, or 23 basis points, for the nine months ended September 30, 1997, compared to the same periods in 1996. The increases in the rates paid on the Company's interest-bearing liabilities reflect the change in the composition of interest bearing liabilities as detailed above, and the change in market interest rates between the 1997 and 1996 periods. The change in the composition of the interest-bearing liabilities For the quarter and nine months ended September 30, 1997, reflects a shift in the Company's strategy to fund a portion of the growth in assets from sources other than deposit liabilities. This shift reflects the growth in other borrowings and the issuance of the trust preferred capital securities.

PROVISION FOR LOAN LOSSES

     During the quarter ended September 30, 1997, the Company's provision for loan loss declined by $270,000 to $280,000, compared to the same period in 1996. For the nine months ended September 30, 1997, the provision for loan losses declined by $840,000 to $810,000, compared to the same period in 1996. The decline in the provision is the result of management's evaluation of current portfolio loan loss exposure. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. The calculation of the adequacy of the allowance for loan losses is based on several factors, including underlying loan collateral values, delinquency trends and historical loan loss experience. The ratio of nonaccrual loans to total loans was .89% at September 30, 1997 and 0.66% at December 31, 1996. The ratio of the allowance for loan losses to nonaccrual loans was 187% at September 30, 1997 and 245% at December 31, 1996. The allowance for loan losses as a percentage of loans stood at 1.68% at September 30, 1997, compared to 1.61% at December 31, 1996.

NONINTEREST INCOME

     Noninterest income for the quarter and nine months ended September 30, 1997 decreased by $502,000 and $746,000, respectively, compared to the same periods in 1996. The decrease for the quarter and nine months ended September 30, 1997, is due primarily to a recovery of $425,000, during the second and third quarters of 1996, on a corporate debt security that had been written off during 1994. Contributing to this change was a $264,000 gain recorded on the sale of $28.2 million of the Company's San Francisco branch deposits in the third quarter of 1996. The major components of other noninterest income include late fees and loan prepayment fees.

NONINTEREST EXPENSE

     The following table sets forth certain information with respect to the Company's noninterest expenses for the quarter and nine months ended September 30, 1997 and 1996:


                                    ------------------------------------------     ------------------------------------------
                                               For the Quarter Ended                       For the Nine Months Ended
                                                    September 30                                   September 30
                                    ------------------------------------------     ------------------------------------------
                                          AMOUNTS                 CHANGE                 AMOUNTS                 CHANGE
(DOLLARS IN THOUSANDS)                1997       1996         $           %          1997        1996         $           %
                                    --------   --------    -------     -------     --------    --------    -------     --------
Valuation adjustments to OREO           30          -         30                      370          70         300        429%
Other real estate owned expense         31         72        (41)        (57%)         48          95         (47)       (49%)
Salaries and employee benefits       1,257      1,273        (16)         (1%)      3,779       3,378         401         12%
Net occupancy expenses                 399        357         42          12%       1,154       1,139          15          1%
FDIC insurance premiums                  9         20        (11)        (55%)         63          53          10         19%
Credit and collections expenses         69         23         46         200%          80          48          32         67%
Communication and data processing      161        132         29          22%         483         388          95         24%
Other expenses                         286        267         19           7%         807         697         110         16%
                                     -----      -----        ---         ---        -----       -----         ---        ---
Total noninterest expense            2,242      2,144         98           5%       6,784       5,868         916         16%
                                     -----      -----        ---         ---        -----       -----         ---        ---


     Noninterest expense for the quarter and nine months ended September 30, 1997 increased by $98,000 and $916,000, respectively, compared to the same periods in 1996. These changes are detailed on the table above and significant changes in noninterest expense are described below.

     The valuation adjustment to OREO for the quarter and nine months ended September 30, 1997, increased by $30,000 and $300,000, respectively, compared to the same periods in 1996. The increases were the result of the Company recording partial write downs on two OREO properties during 1997.

     Salaries and employee benefits for the nine months ended September 30, 1997 increased by $401,000 compared to the same period in 1996. This increase was primarily the result of marketing and administrative bonus accruals during 1997, which exceeded those of 1996. In addition, the Company established a SBA lending department during the second and third quarters of 1996, which was fully staffed for all of 1997. The Company also provided an approximate 4% salary increase to most employee base salaries in January of 1997.

     Communication and data processing expense for the quarter and nine months ended September 30, 1997, increased by $29,000 and $95,000, respectively, compared to the same periods in 1996. These increases were primarily the result of the Company's establishment of the SBA lending department during the second and third quarters of 1996, which increased communication and telephone usage.

     Other expenses for the nine months ended September 30, 1997, increased by $110,000 compared to the same period in 1996, due to an increase in advertising expense during 1997 and a reduction in the accrual for Delaware franchise taxes, which occurred in the second quarter of 1996.

INCOME TAX PROVISION

     For the quarters ended September 30, 1997 and 1996, the Company's provision for income taxes was $637,000 and $471,000, or 39.9% and 38.2%, respectively. For the nine months ended September 30, 1997 and 1996, the Company's provision for income taxes was $1,783,000 and $1,381,000, or 39.9% and 38.4%, respectively. The difference between the Company's statutory tax rate of 41.5% and its effective rate for these periods is primarily due to California tax deductions (credits) generated by the Company on loans made in special tax zones within California.

FINANCIAL CONDITION

     Total assets of the Company increased to $409.2 million at September 30, 1997 from $304.1 million at December 31, 1996, a $105.1 million increase. This increase reflects the purchase of approximately $73.7 million of investment securities, net of maturities, sales and calls, and $19.6 million of loan originations, net of loan maturities and payoffs, during the first nine months of 1997. The Company funded this asset growth by increasing its interest-bearing liabilities by $100.6 million to $377.3 million at September 30, 1997 from $276.7 million at December 31, 1996. The increase in interest-bearing liabilities reflects an increase in deposits of $67.4 million, primarily due to the growth in the Company's savings account balances that grew $34.0 million and certificates of deposit balances that grew $36.7 million during the nine months ended September 30, 1997. Borrowings were increased by $16.0 million to $26.0 million and the Company issued $17.25 million of trust preferred capital securities during the nine months ended September 30, 1997.

     Loans, net of deferred fees and the allowance for loan losses, increased by $19.1 million to $226.8 million at September 30, 1997, from $207.7 million at December 31, 1996. The Company originated $40.5 million in new real estate and business loans during the first nine months ended September 30, 1997. Off-setting these originations, the Company experienced $18.5 million in loan payoffs, $1.4 million in gross loan transfers prior to write-offs to OREO and $368,000 in actual loan write-offs during the nine months ended September 30, 1997.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses at September 30, 1997 increased by $466,000 from the level at December 31, 1996, and represents 1.68% of outstanding loans at September 30, 1997. The increase in the general loan loss allowance from $3.4 million at year end 1996 to $3.9 million at September 30, 1997 reflects net charge-offs of $344,000 offset by the addition of $810,000 in loan loss provision. Management believes that the allowance for loan losses at September 30, 1997 was adequate to absorb known and inherent risks in the loan portfolio.

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

     The following table sets forth certain information with respect to the Company's allowance for loan losses and valuation adjustment to OREO as of the dates or for the periods indicated:


                                                       AT OR FOR THE NINE MONTHS
                                                          ENDED SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                                     1997        1996
                                                       -------------------------
Balance at beginning of period                           $  3,400    $  4,500
Charge-offs                                                  (368)     (3,202)
Recoveries                                                     24         210
Provision for loan losses                                     810       1,650
                                                         --------    --------
Balance at end of period                                 $  3,866    $  3,158
                                                         --------    --------
                                                         --------    --------
Allowance for loan losses as a % of loans                   1.68%        1.69%
Net loan charge-offs                                       $  344    $  2,992
Valuation adjustment to OREO                                  370          70
                                                         --------    --------
Total net loan charge-offs & OREO valuation adjustment     $  714    $  3,062
                                                         --------    --------


NONPERFORMING AND RESTRUCTURED ASSETS

     The following table sets forth loans accounted for on a nonaccrual basis, OREO and loans that were impaired due to the loans being restructured at the dates indicated:

                                                    SEPTEMBER 30,  DECEMBER 31,
(DOLLARS IN THOUSANDS)                                  1997          1996
                                                    -------------  ------------
Nonaccrual loans                                      $  2,064       $  1,386
OREO                                                     1,565          3,469
                                                      --------       --------
Total nonaccrual loans and OREO                       $  3,629       $  4,855
                                                      --------       --------
Total nonperforming assets to total loans and OREO        1.56%          2.26%
                                                      --------       --------
Total nonperforming assets to total assets                0.89%          1.60%
                                                      --------       --------
Troubled debt restructurings                          $    719       $    719
                                                      --------       --------
                                                      --------       --------

NONACCRUAL LOANS

     Nonaccrual loans are loans, not classified as troubled debt restructurings or OREO, that show little or no current payment ability. These loans are supported, however, by collateral or cash flow that support the collectibility of the Company's remaining book balance, after consideration of the allowance for loan losses. Nonaccrual loan balances are net of any prior write-offs, but any specifically assigned portions of the general allowance for loan losses are not deducted from the nonaccrual loan balances above. The following table represents the major components of the changes in the nonaccrual loans for the quarter and nine months ended September 30, 1997:


NONACCRUAL LOAN ACTIVITY                                           SEPTEMBER 30, 1997
                                                 -------------------------------------------------------
                                                 FOR THE THREE      # OF       FOR THE NINE      # OF
(DOLLAR IN THOUSANDS)                            MONTHS ENDED    PROPERTIES    MONTHS ENDED   PROPERTIES
                                                 -------------   ----------    ------------   ----------
Nonaccrual loans at beginning of period            $  2,155            3         $  1,386           4
      Nonaccrual loan additions                         551            2            3,325           6
      Loans returned to accrual status                    -                          (269)         (1)
      Loans transferred to OREO                        (179)          (1)            (836)         (3)
      Net loan chargeoffs                              (216)          (1)            (368)
      Loan payments/payoffs                             247                        (1,174)         (3)
                                                 -------------   ----------    ------------   ----------
Nonaccrual loans at end of period                     2,064            3            2,064           3
                                                 -------------   ----------    ------------   ----------
 Net change/activity                               $     91            -         $    678          (1)
                                                 -------------   ----------    ------------   ----------


OTHER REAL ESTATE OWNED

     Assets classified as OREO include foreclosed real estate owned by the Company. The Company makes valuation adjustments to its OREO, based on the most recent collateral appraisal data and other relevant information which effectively reduce the book value of such assets to the estimated fair market value less selling costs of the properties. The fair value of the real estate takes into account the real estate values net of expenses such as brokerage commission, past due property taxes, property repair expenses, and other items. The estimated sale price does not necessarily reflect appraisal values which management believes, in some cases, may be higher than what could be realized in a sale of OREO. The following table represents the major components of the changes in the OREO assets for the quarter and nine months ended September 30, 1997:


OTHER REAL ESTATE OWNED ACTIVITY                                   SEPTEMBER 30, 1997
                                                 -------------------------------------------------------
                                                 FOR THE THREE      # OF       FOR THE NINE      # OF
(DOLLAR IN THOUSANDS)                            MONTHS ENDED    PROPERTIES    MONTHS ENDED   PROPERTIES
                                                 -------------   ----------    ------------   ----------
OREO at beginning of period                        $  1,914            3         $  3,469           5
       Transfers from loans                             179            1              836           3
       OREO write downs                                 (30)                         (370)
       Payments/other                                   (16)                          (95)
       Sales of OREO properties                        (482)          (1)          (2,275)         (5)
                                                 -------------   ----------    ------------   ----------
OREO balance at end of period                         1,565            3            1,565           3
                                                 -------------   ----------    ------------   ----------
 Net change/activity                               $   (349)           -         $ (1,904)         (2)
                                                 -------------   ----------    ------------   ----------

TROUBLED DEBT RESTRUCTURINGS

     A troubled debt restructuring ("TDR") is a loan in which the Company, for reasons related to the borrowers financial difficulties, grants a permanent concession to the borrower, such as a reduction in the loan's fully-indexed interest rate, a reduction in the face amount of the debt, or an extension of the maturity date of the loan, that the Company would not otherwise consider. At September 30, 1997, the Company had one loan with a principal balance of $719,000 that was categorized as a TDR. TDR balances are net of any prior write-offs, but any specifically assigned portions of the allowance for loan losses are not deducted from the TDR loan balance.

     BORROWINGS

     The Company had $1.0 million in short term borrowings at September 30, 1997, compared to $10.0 million at December 31, 1996. The rates paid during 1997 on the Company's short term borrowings ranged from 5.65% to 6.80%. The repayment terms on this short-term debt ranged from one day to four weeks. The interest rate paid can vary daily, but typically approximates the federal fund rates plus 15-40 basis points. This debt is secured by the Company's U.S. government sponsored agency securities. The Company utilizes these lines to cover short-term financing needs for loan fundings or security purchases.

    The Company secured $25.0 million in term borrowings on September 22, 1997 that was outstanding at September 30, 1997. The rate paid on this instrument is 5.82% and the term is five years with a two year call option. This debt is secured by the Company's U.S. government sponsored agency securities.

     TRUST PREFERRED CAPITAL SECURITIES

     On September 22, 1997, PCC Capital I (the "Trust"), a wholly owned subsidiary of Pacific Crest, completed the sale of $17.25 million of 9.375% Cumulative Capital Trust Securities. The net proceeds of approximately $16.1 million after payment of sales commissions and other offering costs were invested, by the Trust, in Junior Subordinated Debentures issued by the Parent Company in connection with this public offering. The interest on the Junior Subordinated Debentures will be paid by the Parent Company to the Trust, and represents the sole revenues of the Trust and the source of dividend distributions by the Trust to the holders of the Capital Trust Securities.

     For financial reporting purposes, the Trust is treated as a subsidiary of Pacific Crest and, accordingly, the accounts of the Trust are included in the consolidated financial statements of Pacific Crest. The Capital Trust Securities are presented as a separate line item in the consolidated balance sheets under the caption "Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures." For financial reporting purposes, Pacific Crest records the dividend distributions payable on the Capital Trust Securities as interest expense in the consolidated statements of operations.

     The Parent Company, upon issuance of the Junior Subordinated Debentures, and receipt of approximately $16.1 million in cash from the trust, subsequently contributed $5.0 million of capital into Pacific Crest Bank. The balance of the net proceeds will be used by the Parent Company for general corporate purposes. The Capital Securities qualify as Tier 1 capital under the capital guidelines of the Federal Reserve subject to regulatory limitations.

CAPITAL RESOURCES

     The Company's objective is to maintain a strong level of capital to support consistent and sustained asset growth, to anticipate credit risks, and to ensure that regulatory and industry capital guidelines and standards are maintained. Pacific Crest Bank is subject to leverage and risk-based capital adequacy standards applicable to FDIC-insured institutions. At September 30, 1997, Pacific Crest Bank was in compliance with all such capital requirements.

     Shareholders' equity increased by $3.4 million to $27.8 million during the nine months ended September 30, 1997. This increase reflects the increase to shareholders' equity by the nine months of net income of $2.7 million and an $81,000 increase resulting from the purchase of stock under the employee and directors' stock purchase plans. Also, contributing to this increase was the elimination of the unrealized loss on securities available-for-sale and the establishment of the $339,000 unrealized gain on securities available for sale.

     Pacific Crest Bank is required to maintain certain minimum capital levels under federal banking law. The following table sets forth Pacific Crest Bank's regulatory capital ratios at September 30, 1997, and December 31, 1996:



REGULATORY CAPITAL RATIOS (1)             AT SEPTEMBER 30, 1997         AT DECEMBER 31, 1996
                                       ----------------------------  ----------------------------
                                       ----------------------------  ----------------------------
                                       Minimum                       Minimum
                                       Required   Actual    Excess   Required   Actual    Excess
                                       --------  --------  --------  --------  --------  --------
Leverage capital ratio(2)                4.00%     8.22%     4.22%     4.00%     7.96%      3.96%
Tier 1 risk-based capital ratio          4.00%    12.04%     8.04%     4.00%    10.31%      6.31%
Total risk-based capital ratio           8.00%    13.17%     5.17%     8.00%    11.56%      3.56%
                                       --------  --------  --------  --------  --------  --------

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

     The Company's holdings of cash and cash equivalents during the nine months ended September 30, 1997 increased by $12.0 million to $14.8 million at September 30, 1997 from $2.8 million at December 31, 1996. The Company purchased $73.7 million, net of maturities, calls and sales, of U.S. government sponsored agency securities during the nine months ended September 30, 1997. The Company funded both the growth in securities and the net increase in the loan portfolio, of $19.6 million, by raising $100.6 million of interest-bearing liabilities.

     Loans, net of deferred fees and the allowance for loan losses, increased by $19.1 million to $226.8 million at September 30, 1997, from $207.7 million at December 31, 1996. The Company originated $40.5 million in new real estate and business loans during the first nine months ended September 30, 1997. Off-setting these originations, the Company experienced $18.5 million in loan payoffs, $1.4 million in gross loan transfers prior to write-offs to OREO and $368,000 in actual loan write-offs during the nine months ended September 30, 1997.

    The Company funded its asset growth for the nine months ended September 30, 1997 by raising $34.0 million in savings deposits, and $36.7 million in certificates of deposits. These deposit increases were slightly offset by a decrease of $3.3 million in its money market checking accounts. The Company shifted its strategy in funding a portion of its asset growth from sources other than deposit liabilities. This shift reflects the growth in other borrowings of $16.0 million and the raising of $17.25 million in trust preferred capital securities.

     The liquidity of the parent company, Pacific Crest, is dependent on several factors, including the payment of cash dividends by its subsidiary, Pacific Crest Bank, or the ability to secure borrowings. Without dividends from Pacific Crest Bank, Pacific Crest must rely solely on existing cash and investments which total $11.7 million at September 30, 1997 or the ability to secure borrowings. This amount is also necessary to pay future operating expenses, existing current liabilities, the interest cost associated with the subordinated debt security issued in September of 1997 and for the possible infusion of capital into Pacific Crest Bank. The interest on the Junior Subordinated Debentures will be paid by Pacific Crest to the Trust, and represents the sole revenues of the Trust and the source of dividend distributions by the Trust to the holders of the Capital Trust Securities.

     Pacific Crest Bank's ability to pay dividends to Pacific Crest is restricted by California state law, which requires that sufficient retained earnings are available to pay the dividend. Pacific Crest Bank had retained earnings of $2.5 million at September 30, 1997. The total amount of retained earnings is unrestricted and available for dividend payments.

ITEM 3:  QUALITATIVE AND QUANTITATIVE DISCLOSURE OF MARKET RISK

      Not applicable.

Part II - OTHER INFORMATION


ITEM 1  LEGAL PROCEEDINGS

        Not applicable.

ITEM 2  CHANGES IN SECURITIES

        Not applicable.

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5  OTHER INFORMATION

        Not applicable.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

        (a)   FINANCIAL DATA SCHEDULES.

        (b)   REPORTS ON FORM 8-K:

        The Company filed no reports on Form 8-K during the quarter ended September 30, 1997.

                                 SIGNATURES





     Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         PACIFIC CREST CAPITAL, INC.



Date:  November 13, 1997                             /s/ Gary Wehrle
                                       -----------------------------------------
                                                       Gary Wehrle
                                         President and Chief Executive Officer





Date:  November 13, 1997                          /s/ Robert J. Dennen
                                       -----------------------------------------
                                        Vice President, Chief Financial Officer
                                                   Corporate Secretary