Form 10-K405
period 1997-12-31
PACIFIC CREST CAPITAL INC
filed 1998-03-27
CIK 912048

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 27, 1998
-------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________

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

                              COMMON STOCK, $.01 PAR VALUE

             9.375% CUMULATIVE TRUST PREFERRED SECURITIES OF PCC CAPITAL I

              GUARANTEE OF PACIFIC CREST CAPITAL, INC. WITH RESPECT TO THE 9.375% CUMULATIVE TRUST PREFERRED SECURITIES OF PCC CAPITAL I
                                     (TITLE OF CLASS)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  X   NO
                                                   ---
INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

AT MARCH 16, 1998, THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, AS REPORTED ON THE NASDAQ NATIONAL MARKET, WAS $50,377,000.

                           DOCUMENTS INCORPORATED BY REFERENCE

         DOCUMENT INCORPORATED        PART OF FORM 10-K INTO WHICH INCORPORATED
      --------------------------      -----------------------------------------
      DEFINITIVE PROXY STATEMENT                     PART III
         FOR THE 1998 ANNUAL
        MEETING OF STOCKHOLDERS

      AT MARCH 16, 1998, REGISTRANT HAD 2,981,807 SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING.

                                    INDEX



                                    PART I

                                                                                       PAGE
Item     1. Business................................................................   1-13
Item     2. Properties..............................................................     14
Item     3. Legal Proceedings.......................................................     14
Item     4. Submission of Matters to a Vote of Security Holders.....................     14
Item 4 (a).   Executive Officers of the Registrant..................................     14

                                     PART II

Item     5. Market for Registrant's Common Equity and Related Stockholder Matters...     15
Item     6. Selected Financial Data.................................................  16-17
Item     7. Management's Discussion and Analysis of Financial Condition and
            Results of Operations...................................................  18-27
Item    7A. Quantitative and Qualitative Disclosures About Market Risk..............     27
Item     8. Financial Statements and Supplementary Data.............................  29-44
Item     9. Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure.................................................     44


                                    PART III

Item    10. Directors and Executive Officers of the Registrant......................     47
Item    11. Executive Compensation..................................................     47
Item    12. Security Ownership of Certain Beneficial Owners and Management..........     47
Item    13. Certain Relationships and Related Transactions..........................     47

                                     PART IV

Item    14. Exhibits, Financial Statements and Reports on Form 8-K..................  47-48

                                      PART I

ITEM 1.   BUSINESS.

        Pacific Crest Capital, Inc. ("Pacific Crest" or "parent company") is a financial services company principally engaged in commercial and industrial real estate lending through its wholly owned subsidiary, Pacific Crest Bank ("Pacific Crest Bank"). Unless the context otherwise indicates, the "Company" refers to Pacific Crest and its wholly owned subsidiary, Pacific Crest Bank. Certain matters discussed in this Annual Report on Form 10-K may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates in, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see "Item 1. Business - Business Considerations and Certain Factors that May Affect Future Results of Operations and Stock Price."

PACIFIC CREST BANK

        Pacific Crest Bank, formerly known as Pacific Crest Investment and Loan, is a California licensed industrial loan company that commenced business in 1974 and is supervised and regulated by the California Department of Financial Institutions (the "Department" or "DFI") and the Federal Deposit Insurance Corporation ("FDIC"). The deposits of Pacific Crest Bank are insured by the FDIC up to applicable limits.

        Pacific Crest Bank concentrates on marketing to and serving the needs of individuals and small and medium sized businesses in California. Pacific Crest Bank conducts its deposit operations through three branch offices, located in Beverly Hills, Encino and San Diego, California. Pacific Crest Bank offers savings accounts, money market checking accounts and certificates of deposit, but does not offer traditional banking services, such as demand deposit checking accounts, travelers' checks or safe deposit boxes. In addition, Pacific Crest Bank offers VISA and MasterCard credit cards on an agency basis and is a member of Cirrus, Star and Explore ATM networks. Pacific Crest Bank has focused its lending activities on real estate loans secured by commercial real estate and small business loans under the federal Small Business Administration ("SBA") program. Pacific Crest Bank conducts its lending operations through its three deposit branches and its loan production offices, located in Agoura Hills, Orange County, Oakland and Sacramento, California, Portland, Oregon and Seattle, Washington.

COMPETITION

        Pacific Crest Bank faces significant competition in California for new loans from industrial loan companies, commercial banks, savings and loan associations, credit unions, credit companies, Wall Street lending conduits, mortgage bankers, life insurance companies and pension funds. Some of the largest savings and loans and banks in the United States are headquartered in California, and have extensive branch systems and advertising programs which Pacific Crest Bank does not have. Large banks and savings and loans frequently also enjoy a lower cost of funds than Pacific Crest Bank and can therefore charge less than Pacific Crest Bank for loans. In addition, the competition in lending increased significantly during 1997, with the increase and expansion of conduit lending and the securitization of commercial real estate loans by investment banking firms. Pacific Crest Bank attempts to compensate for competitive disadvantages that may exist by providing a higher level of personal service to borrowers and "hands-on" involvement by senior officers to meet borrower's needs. With the increase in competition within the lending area, the Company has experienced a decline in the yield within its commercial real estate lending portfolio. The primary reason for the decline in the overall loan portfolio yield is due to lower yielding loans being added to the loan portfolio during 1997, reflecting the increased competitive rate pressure in the marketplace. In addition, higher yielding loans have been paying off during 1997, adding to the overall yield decline.

        Pacific Crest Bank also faces competition for depositor's funds from other industrial loan companies, banks, savings and loans, credit unions and increasingly, from brokerage firms, mutual funds and life insurance annuity products. Many of Pacific Crest Bank's competitors offer a greater array of products to customers than Pacific Crest Bank. Pacific Crest Bank does not offer demand deposit checking accounts, travelers' checks or safe deposit boxes and thus has a competitive disadvantage to commercial banks and savings associations in attracting depositors. Pacific Crest Bank attempts to compensate for the lack of a full array of services in its branches by offering slightly higher interest rates for deposits than most of its competitors.

LOAN ORIGINATION AND UNDERWRITING

        Pacific Crest Bank's loans have been primarily originated through referrals from commercial loan brokers, banks, realtors, and other third parties for which the borrower pays a referral fee ranging from 1/2% to 1% of the loan amount. Pacific Crest Bank currently employs eight commercial marketing representatives, who maintain contacts with loan referral sources in California, screen referred transactions and provide customer service. The credit approval process includes an examination of the cash flow and debt service coverage of the property serving as loan collateral, as well as the financial condition and credit references of the borrower. Following analysis of the borrower's credit, cash flows and collateral, loans are submitted to Pacific Crest's Credit Committee for approval. Pacific Crest Bank's senior management is actively involved in its commercial lending activities and collateral valuation process. Pacific Crest Bank obtains independent third party appraisals of all properties securing its loans. In addition, Pacific Crest Bank employs individuals which serve as internal property analysts to inspect properties and review the third party appraisals for the benefit of the Credit Committee.

        At December 31, 1997, the maximum amount that Pacific Crest Bank could loan to one borrower was approximately $6.9 million. It is anticipated by management that Pacific Crest Bank's Board of Directors will periodically adjust and modify its underwriting criteria in response to economic conditions and business opportunities.

LENDING

        Pacific Crest Bank's primary focus in lending activities is the origination of adjustable rate and fixed rate commercial real estate loans and SBA loans in California, Washington and Oregon. Loans are generally made for terms of one to ten years. At December 31, 1997, 82.6% of Pacific Crest Bank's loans were priced at a margin over either Bank of America's prime lending rate, or the published WALL STREET JOURNAL prime lending rate, 12.3% were priced at a margin over the Federal Home Loan Bank Board's 11th District Cost of Funds Index, 1.1% were priced at a margin over either the 6-month or 1-year Treasury bill rate, 1.8% were priced at a margin over the 6 month LIBOR rate and 2.2% represented fixed rate loans. A significant number of Pacific Crest Bank's adjustable rate loans adjust quarterly. In addition, a fair number of prime rate loans may not initially reprice for up to five years and are fixed during the first several years and most have interest rate floors and ceilings which limit the interest rate repricing of the loans. As of December 31, 1997, 96% of the loan portfolio was comprised of commercial real estate loans with an average loan balance of $620,000.

ECONOMIC CONDITIONS, GOVERNMENT POLICIES, LEGISLATION, AND REGULATION

        The Company's profitability, like most financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by Pacific Crest Bank on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by Pacific Crest Bank on its interest-earning assets, such as loans extended to its clients and securities held in its investment portfolio, comprise the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of the Company, such as inflation, recession and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on the Company cannot be predicted.

        Monetary and fiscal policies of the federal government and the policies of regulatory agencies also influence the business of Pacific Crest Bank, particularly the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on the Company of any future changes in monetary and fiscal policies cannot be predicted.

        From time to time, legislative acts, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in the U.S. Congress, in the state legislatures and before various bank regulatory agencies. See "Item 1. Business - Supervision and Regulation."

SUPERVISION AND REGULATION

        Pacific Crest Bank is subject to regulation, supervision and examination under both California and federal law. Pacific Crest Bank is subject to supervision and regulation by the Commissioner of Financial Institutions of the State of California (the "Commissioner") through the Department and, as a nonmember bank, by the FDIC. Pacific Crest Bank is not regulated or supervised by the Office of Thrift Supervision which regulates savings and loan institutions.

        Pacific Crest (Parent Company) is not directly regulated or supervised by the Commissioner, the FDIC, the Federal Reserve Board or any other bank regulatory authority, except with respect to the general regulatory and enforcement authority of the Commissioner and the FDIC over transactions and dealings between Pacific Crest and Pacific Crest Bank, and except with respect to both the specific limitations regarding ownership of the capital stock of the parent corporation of any industrial loan company, and the specific limitations regarding the payment of dividends from Pacific Crest Bank.

        Set forth below is a summary description of certain laws and regulations which relate to the operations of Pacific Crest and Pacific Crest Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

   CALIFORNIA LAW

        The industrial loan business conducted by Pacific Crest Bank is currently governed by the California Industrial Loan Law and the rules and regulations of the Commissioner which, among other things, regulate collateral requirements and maximum maturities of the various types of loans that are permitted to be made by California-chartered industrial loan companies.

        Subject to restrictions imposed by applicable California law, Pacific Crest Bank is permitted to make secured and unsecured consumer and non-consumer loans. The maximum term of repayment of loans made by industrial loan companies ranges up to 40 years and 30 days depending upon collateral and priority of the secured position, except that loans with repayment terms in excess of 30 years and 30 days may not in the aggregate exceed 5% of the total outstanding loans and obligations of the company. Secured loans may generally be repayable in unequal periodic payments as long as their terms do not exceed 10 years. However, consumer loans secured by real property with terms in excess of three years must be repayable in substantially equal periodic payments unless such loans are covered under the Garn-St. Germain Depository Institutions Act of 1982 (primarily single-family residential mortgage loans). Real property loans in excess of $10,000 must be secured by (i) real property or (ii) real and personal property combined having a fair market value at the time the loan is made of at least 110% of the principal amount owing on the loan and on prior encumbrances, except tax liens, secured by the same personal and/or real property. This requirement does not apply to loans to facilitate the sale of other real estate owned ("OREO"), renewals or modifications pursuant to workouts, or any loans saleable in the secondary market. In addition, the term of a nonconsumer loan secured solely or primarily by personal property may not exceed 15 years and 30 days from the date the loan is made or acquired by the company. California law limits lending activities outside of California by industrial loan companies to no more than 20% of total assets unless the Commissioner has authorized a higher level.

            California law contains extensive requirements for the diversification of the loan portfolios of industrial loan companies. An industrial loan company with outstanding investment certificates may not, among other things, place more than 25% of its loans or other obligations which are secured only partially, but not primarily, by real property; may not make any one loan secured primarily by improved real property which exceeds 20% of its paid-up and unimpaired capital stock and surplus not available for dividends; may not lend an amount in excess of 5% of its paid-up and unimpaired capital stock and surplus not available for dividends upon the security of the stock of any one corporation; may not make loans to, or hold the obligations of, any one person as primary obligor in an aggregate principal amount exceeding 20% of its paid-up and unimpaired capital stock and surplus not available for dividends; and may have no more than 70% of its total assets in loans which have remaining terms to maturity in excess of seven years which are secured solely or primarily by real property. Based on existing loans in Pacific Crest Bank's portfolio at December 31, 1997, the ratio of loans secured solely or primarily by real property with terms in excess of seven years to total assets was approximately 29%. At December 31, 1997, Pacific Crest Bank satisfied all of the above requirements.

            An industrial loan company generally may not make any loan to, or hold an obligation of, any of its directors or officers or any director or officer of its holding company or affiliates, except in specified cases and subject to regulation by the Commissioner. Nor may an industrial loan company make any loan to, or hold an obligation of, any of its shareholders or any shareholder of its holding company or affiliates, except that this prohibition does not apply to persons who own less than 10% of the stock of a holding company or affiliate which is listed on a national securities exchange. Any person who wishes to acquire 10% or more of the capital stock of a California industrial loan company or 10% or more of the voting capital stock or other securities giving control over management of its parent company must obtain the prior written approval of the Commissioner.

            An industrial loan company is subject to certain leverage limitations which are not generally applicable to commercial banks or savings and loan associations. In particular, industrial loan companies which have been in operation in excess of 60 months may, with written approval of the Commissioner, have outstanding at any time investment certificates not to exceed 20 times paid-up and unimpaired capital stock and surplus not available for dividends. Increases in leverage under California law must also meet specified minimum standards for liquidity reserves in cash, loan loss reserves, minimum capital stock levels and minimum unimpaired paid-in surplus levels. In order for an industrial loan company to increase its deposits to in excess of 15 times the aggregate amount of its paid-up and unimpaired capital stock and unimpaired surplus not available for dividends, the industrial loan company must, among other things, maintain a liquidity reserve in cash or cash equivalent equal to 1 1/2 % of its total investment certificates outstanding and maintain a special allowance for losses as required by the Commissioner. Pacific Crest Bank satisfied all of these standards at December 31, 1997. As approved by the Commissioner, Pacific Crest Bank can currently operate with an investment certificate to unimpaired capital and unimpaired surplus ratio of 18.5 to 1. At December 31, 1997, Pacific Crest Bank's investment certificate to capital ratio was approximately 11.7 to 1. Limitations have also been imposed with respect to a depository institution's authority to accept, renew or rollover brokered deposits. Pacific Crest Bank had no brokered deposits as of December 31, 1997.

            Industrial loan companies are not permitted to borrow, except from the Federal Home Loan Bank and by the sale of investment or thrift certificates, in an amount exceeding 300% of outstanding capital stock, surplus and undivided profits, without the Commissioner's prior consent. All sums borrowed in excess of 150% of outstanding capital stock, surplus and undivided profits must be unsecured borrowings or, if secured, approved in advance by the Commissioner, and be included as investment or thrift certificates for purposes of computing the maximum amount of certificates an industrial loan company may issue.

            Under California law, industrial loan companies are generally permitted to invest their funds in investments which are legal investments for California commercial banks. In general, California commercial banks are prohibited from investing an amount exceeding 15% of shareholders' equity in the security of any one issuer, except for specified obligations of the United States, California, and local governments and agencies. An industrial loan company may acquire real property only in satisfaction of debts previously contracted, pursuant to certain foreclosure transactions or as may be necessary as premises for the transaction of its business, in which case such investment is limited to one-third of an industrial loan company's paid-up capital stock and surplus not available for dividends.

            California industrial loan law allows an industrial loan company to increase its secondary capital by issuing interest-bearing capital notes in the form of subordinated notes and debentures. Such notes are not deposits and are not insured by the FDIC or any other governmental agency, and are generally required to have an initial maturity of at least seven years and are subordinated to deposit holders, general creditors and secured creditors of the issuing thrift. Pacific Crest Bank had no subordinated debentures outstanding at December 31, 1997.

            Although investment authority and other activities that may be engaged in by Pacific Crest Bank generally are prescribed under the California Industrial Loan Law, certain provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, (the "FDICIA"), may limit Pacific Crest Bank's ability to engage in certain activities that otherwise are authorized under the California Industrial Loan Law.

   FEDERAL LAW

            Pacific Crest Bank's deposits are insured by the FDIC to the full extent permissible by law. As an insurer of deposits, the FDIC issues regulations, conducts examinations, requires the filing of reports and generally supervises the operations of institutions to which it provides deposit insurance. Among the numerous applicable regulations are those issued under the Community Reinvestment Act of 1977 ("CRA") to encourage members of insured state nonmember banks to meet the credit needs of local communities, including low and moderate income neighborhoods consistent with safety and soundness, and a rating system to measure performance. Inadequacies of performance may result in regulatory action by the FDIC.

            Pacific Crest Bank is subject to the rules and regulations of the FDIC to the same extent as other financial institutions which are insured by that entity. The approval of the FDIC is required prior to any merger, consolidation or change in control, or the establishment or relocation of any branch office of Pacific Crest Bank. This supervision and regulation is intended primarily for the protection of the deposit insurance funds. If, as a result of an examination of Pacific Crest Bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of Pacific Crest Bank's operations are unsatisfactory or that Pacific Crest Bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of Pacific Crest Bank, to assess civil monetary penalties, to remove officers and directors and ultimately to terminate Pacific Crest Bank's deposit insurance.

            Pacific Crest's securities are registered with the Securities and Exchange Commission (the "SEC") under the Exchange Act. As such, Pacific Crest is subject to information, proxy solicitation, insider trading, and other requirements and restrictions of the Exchange Act.

   CAPITAL STANDARDS

            The FDIC has adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as commercial loans.

            The FDIC requires a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risked-based guidelines, the FDIC requires banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the FDIC has the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. See "Item 1. Business - Economic Conditions, Government Policies, Legislation, and Regulation." Pacific Crest, unlike Pacific Crest Bank, is not subject to any minimum capital requirement. The following table sets forth Pacific Crest Bank's regulatory capital ratios at December 31, 1997 and 1996:

REGULATORY CAPITAL RATIOS                 AT DECEMBER 31, 1997         AT DECEMBER 31, 1996
                                       --------------------------   --------------------------
PACIFIC CREST BANK                      REQUIRED  ACTUAL  EXCESS     REQUIRED   ACTUAL  EXCESS
-----------------------------------------------------------------   --------------------------
Leverage capital ratio                   4.00%   7.53%   3.53%        4.00%    8.60%  4.60%
Tier 1 risk-based capital ratio          4.00%  12.02%   8.02%        4.00%   10.31%  6.31%
Total risk-based capital ratio           8.00%  13.27%   5.27%        8.00%   11.56%  3.56%
----------------------------------------------------------------------------------------------

   PROMPT CORRECTIVE ACTION AND OTHER ENFORCEMENT MECHANISMS

            Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: (i) well capitalized, (ii) adequately capitalized, (iii) undercapitalized, (iv) significantly undercapitalized, and (v) critically undercapitalized. At December 31, 1997, Pacific Crest Bank exceeded the required ratios for classification as "well capitalized."

            An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat a significantly undercapitalized institution as critically undercapitalized unless its capital ratio actually warrants such treatment.

            A bank may fall into the critically undercapitalized category if its "tangible equity" does not exceed two-percent of the bank's total assets. Federal guidelines generally define "tangible equity" as a bank's tangible assets less liabilities. Federal regulators may, among other alternatives, require the appointment of a conservator or a receiver for a critically undercapitalized bank. In California, the Commissioner may require the appointment of a conservator or receiver for an industrial loan company if its capital is impaired or reduced below the amount required by the Industrial Loan Law. In the event Pacific Crest Bank is placed in conservatorship or receivership; the Company's ability to perform its obligations would be adversely impacted.

            In addition to measures taken under the prompt corrective action provisions, banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency.

            During 1996, Pacific Crest Bank was subject to a Memorandum of Understanding ("MOU") with the FDIC and the Commissioner which required Pacific Crest Bank to (i) maintain certain capital and ALLL levels; (ii) limit the increase in total assets; (iii) have and retain qualified management; (iv) notify the FDIC and the Department in writing of any changes in directors and certain executive officers; (v) eliminate from its books certain "loss" and "substandard" assets; (vi) amend its written investment policies; and (vii) restrict payment of cash dividends without prior written consent of FDIC and the Department. The FDIC terminated the MOU on February 5, 1997 following regulatory examinations by the FDIC and the Department completed during the fourth quarter of 1996.

   SAFETY AND SOUNDNESS STANDARDS

            The federal banking agencies have adopted guidelines designed to assist them in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting,
(iv) asset growth, (v) earnings, and (vi) compensation, fees and benefits. In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should: (i) conduct periodic asset quality reviews to identify problem assets, (ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses, (iii) compare problem asset totals to capital, (iv) take appropriate corrective action to resolve problem assets, (v) consider the size and potential risks of material asset concentrations, and (vi) provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk. These new guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

   PREMIUMS FOR DEPOSIT INSURANCE

            Pacific Crest Bank's deposit accounts are insured by the Bank Insurance Fund ("BIF"), as administered by the FDIC, up to the maximum permitted by law. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or the institution's primary regulator.

            The FDIC charges an annual assessment for the insurance of deposits which as of December 31, 1997, ranged from 0 to 27 basis points per $100 of insured deposits, based on the risk a particular institution poses to its deposit insurance fund. The risk classification is based on an institution's capital group and supervisory subgroup assignment. Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 ("EGRPRA"), at January 1, 1997, Pacific Crest Bank began paying, in addition to its normal deposit insurance premium as a member of the BIF, an amount equal to approximately 1.3 basis points per $100 of insured deposits toward the retirement of the Financing Corporation bonds ("Fico Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. Members of the Savings Association Insurance Fund ("SAIF"), by contrast, pay, in addition to their normal deposit insurance premium, approximately 6.4 basis points. Under EGRPRA, the FDIC is not permitted to establish SAIF assessment rates that are lower than comparable BIF assessment rates. Beginning no later than January 1, 2000, the rate paid to retire the Fico Bonds will be equal for members of the BIF and the SAIF. EGRPRA also provides for the merging of the BIF and the SAIF by January 1, 1999 provided there are no financial institutions still chartered as savings associations at that time. Should the insurance funds be merged before January 1, 2000, the rate paid by all members of this new fund to retire the Fico Bonds would be equal.

   INTERSTATE BANKING AND BRANCHING

            The Bank Holding Company Act of 1956, as amended (the "BHCA") currently permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide- and state-imposed concentration limits. Pacific Crest Bank has the ability, subject to certain restrictions, to acquire by acquisition or merger branches outside its home state. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

   COMMUNITY REINVESTMENT ACT AND FAIR LENDING DEVELOPMENTS

            Pacific Crest Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and CRA activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities.

            A bank's compliance with its CRA obligations is based on a performance-based evaluation system which bases CRA ratings on an institution's lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve Board will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. Based on an examination conducted November 3, 1995, Pacific Crest Bank was rated "satisfactory" in complying with its CRA obligations.

   YEAR 2000 COMPLIANCE

            In May 1997, the Federal Financial Institutions Examination Council issued an interagency statement to the chief executive officers of all federally supervised financial institutions regarding Year 2000 project management awareness. It is expected that unless financial institutions address the technology issues relating to the coming of the year 2000, there will be major disruptions in the operations of financial institutions. The statement provides guidance to financial institutions, providers of data services, and all examining personnel of the federal banking agencies regarding the year 2000 problem. The federal banking agencies intend to conduct year 2000 compliance examinations, and the failure to implement a year 2000 program may be seen by the federal banking agencies as an unsafe and unsound banking practice. In addition, federal banking agencies will be taking into account year 2000 compliance programs when analyzing applications and may deny an application based on year 2000 related issues.

            The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the year 2000 issue and has implemented a plan to resolve the issue. The year 2000 issue is the result of computer programs being written using two, rather than four, digits to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 instead of the year 2000. This could result in major system failure or miscalculations. The Company presently believes that, with modifications to some of the existing software and possible conversions to new software, the year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. Even if such modifications and conversions are not completed timely, the year 2000 problem is not expected to have a material impact on the operations of the Company. The total cost estimated to correct the new computer software systems, or to have existing systems modified, is not expected to exceed $200,000 over the next two years.

   RESTRICTIONS ON TRANSFERS OF FUNDS TO PACIFIC CREST BY PACIFIC CREST BANK

            Pacific Crest is a legal entity separate and distinct from Pacific Crest Bank. Pacific Crest's ability to pay cash dividends is limited by Delaware state law. At present, substantially all of Pacific Crest's revenues, including funds available for the payment of dividends and other operating expenses will be dependent in the future on dividends paid by Pacific Crest Bank.

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

            In addition, an industrial loan company is prohibited from paying dividends from that portion of capital which its board of directors has declared restricted for dividend payment purposes. The amount of restricted capital maintained by an industrial loan company provides the basis of establishing the maximum permissible loan to one single borrower. The amount of unrestricted capital available for dividend payment by Pacific Crest Bank was $3.6 million at December 31, 1997.

            The FDIC also has authority to prohibit Pacific Crest Bank from engaging in activities that, in the FDIC's opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the FDIC has established guidelines with respect to the maintenance of appropriate levels of capital by banks under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which Pacific Crest Bank may pay. An insured depository institution is prohibited from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. See "Item 1. Business -Supervision and Regulation - Prompt Corrective Action and Other Enforcement Mechanisms" and "- Capital Standards" for a discussion of these additional restrictions on capital distributions.

            Pacific Crest Bank's ability to pay dividends to Pacific Crest is restricted by California state law which requires that sufficient retained earnings are available to pay the dividend. At December 31, 1997, Pacific Crest Bank had positive retained earnings of $3.63 million.

            Pacific Crest Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, Pacific Crest or other affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of Pacific Crest or other affiliates. Such restrictions prevent Pacific Crest and such other affiliates from borrowing from Pacific Crest Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by Pacific Crest Bank to or in Pacific Crest or to or in any other affiliate are limited, individually, to 10.0% of Pacific Crest Bank's capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20.0% of Pacific Crest Bank's capital and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving Pacific Crest and other controlling persons of Pacific Crest Bank. See "Item 1. Business - Supervision and Regulation - California Law." Additional restrictions on transactions with affiliates may be imposed on Pacific Crest Bank under the prompt corrective action provisions of federal law. See "Item 1. Business -Supervision and Regulation
- Prompt Corrective Action and Other Enforcement Mechanisms."

   ACCOUNTING CHANGES

            In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes financial accounting and reporting standards for stock-based compensation plans, including employee stock purchase plans, stock options and restricted stock. SFAS No. 123 encourages all entities to adopt a fair value method of accounting for stock-based compensation plans, whereby compensation cost is measured at the grant date based on the fair value of the award and is realized as an expense over the service or vesting period. However, SFAS No. 123 also allows an entity to continue to measure compensation cost for these plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value method, compensation cost is generally the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount which must be paid to acquire the stock. The Company adopted SFAS No. 123 effective January 1, 1996. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial position or results of operations for the year ended December 31, 1997.

            In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in the exchange. This statement requires that liabilities and derivative securities incurred or obtained by transferors as part of a transfer of financial assets be initially valued at fair value, if practicable. It also requires that servicing rights and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of transfer. Furthermore, SFAS No. 125 requires that debtors reclassify financial assets pledged as collateral, and that secured parties recognize those assets and their obligation to return them in certain circumstances in which the secured party has taken control of those assets. Finally, SFAS No. 125 requires that a liability be eliminated if either: (a) the debtor pays the creditor and is relieved of its obligation for the liability, or (b) the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor. Accordingly, a liability is not considered extinguished by an in-substance defeasance. SFAS No. 125 supersedes SFAS No. 122, "Accounting for Mortgage Servicing Rights," which was adopted by the Company on January 1, 1997 and which management of the Company determined had no material impact on the Company's results of operations or financial position. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 127 defers for one year the effective date of SFAS No. 125 as it relates to transactions involving secured borrowings and collateral and transfers and servicing of financial assets. This Statement also provides additional guidance on these types of transactions. The Company adopted this statement for the year ended December 31, 1997, and is reflected in the Company's consolidated financial statements. The adoption of this statement did not have a material impact on the Company's consolidated financial statements, for the year ended December 31, 1997.

            In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." This statement replaces the presentation of primary earnings per share with a presentation of basic earnings per share. The statement also requires dual presentation of basic and diluted earnings per share by entities with complex capital structures and requires a reconciliation of the numerators and denominators between the two calculations. SFAS No. 128 is effective for financial statements issued for periods ended after December 15, 1997, including interim periods. The Company adopted this statement for the year ended December 31, 1997, and is reflected in the Company's consolidated financial statements. The adoption of this statement did not have a material impact on the Company's consolidated financial statements, for the year ended December 31, 1997.

            In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." This statement establishes standards for disclosing information about capital structure, including pertinent rights and privileges of various securities outstanding. SFAS No. 129 is effective for financial statements for periods ended after December 15, 1997. The Company adopted this statement for the year ended December 31, 1997, and is reflected in the Company's consolidated financial statements. The adoption of this statement did not have a material impact on the Company's consolidated financial statements, for the year ended December 31, 1997.

            In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. This statement was adopted by the Company as of January 1, 1998. Management of the Company does not believe this statement will have a material impact on the Company's consolidated results of operations or financial position.

            In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in both annual financial statements and interim financial reports issued to shareholders. The statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. It amends SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. This statement was adopted by the Company as of January 1, 1998. Management of the Company does not believe this statement will have a material impact on the Company's consolidated results of operations or financial position.

EMPLOYEES

            As of December 31, 1997, the Company employed 67 persons. Management believes that its relations with its employees are good. The Company is not a party to any collective bargaining agreement.

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

LOAN PORTFOLIO

            Pacific Crest Bank focuses its lending activities on commercial real estate loans to investors and small and medium sized businesses. At December 31, 1997, approximately 96% of the loan portfolio were secured by commercial real property. The following table presents the categories of Pacific Crest Bank's loans at the dates indicated:

                                                                             DECEMBER 31
                                       --------------------------------------------------------------------------------------------
                                                 1997              1996               1995                1994              1993
(DOLLARS IN THOUSANDS)                   BALANCE      %    BALANCE      %     BALANCE      %      BALANCE      %    BALANCE     %
-----------------------------------------------------------------------------------------------------------------------------------

LOAN CATEGORIES:
Commercial real estate mortgage loans    $ 223,902   96%   $ 206,172    97%   $ 193,332     97%   $ 183,173    98%  $ 206,256  100%
Residential mortgage loans                   1,593    1%       1,596     1%       3,169      2%       1,336     1%          -    -
Business loans-SBA/commercial/other          6,401    3%       3,944     2%       2,242      1%       1,133     1%         77    -
-----------------------------------------------------------------------------------------------------------------------------------
Gross loans                                231,896  100%     211,712   100%     198,743    100%     185,642   100%    206,333  100%
Less deferred loan fees                        763               617              1,965               3,181             1,927
Less allowance for loan losses               4,100             3,400              4,500               8,075             3,910
-----------------------------------------------------------------------------------------------------------------------------------
 Net loans                               $ 227,033         $ 207,695          $ 192,278           $ 174,386         $ 200,496
-----------------------------------------------------------------------------------------------------------------------------------

            Real estate mortgage loans include loans primarily to investors and small and middle market businesses for industrial and commercial use. These loans are secured by the property underlying the loan.

MATURITIES AND INTEREST SENSITIVITIES OF LOAN PORTFOLIO

            The first table below sets forth the contractual maturities of Pacific Crest Bank's loan portfolio at December 31, 1997. The second table below sets forth the amounts of such loans that have fixed interest rates and floating or adjustable interest rates. Loans which have adjustable or floating interest rates, are shown as maturing in the period during which the contract is due. The following tables do not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                                AFTER ONE       AFTER FIVE
                                                    WITHIN      BUT WITHIN      BUT WITHIN      AFTER
(DOLLARS IN THOUSANDS)                             ONE YEAR     FIVE YEARS      TEN YEARS     TEN YEARS        TOTAL
----------------------------------------------------------------------------------------------------------------------
MATURITY DISTRIBUTION OF LOAN BY CATEGORY:
  Commercial real estate mortgage                  $ 15,089       $ 73,910       $ 93,287      $ 41,616     $ 223,902
  Residential mortgage loans                              -          1,019              -           574         1,593
  Commercial business/other loans                        99            592            554         5,156         6,401
----------------------------------------------------------------------------------------------------------------------
     Total loans, gross                            $ 15,188       $ 75,521       $ 93,841      $ 47,346     $ 231,896
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
MATURITY DISTRIBUTION OF LOAN BY
   INTEREST RATE TYPE:
  Loans with fixed interest rates                     $ 368        $ 3,825       $ 17,495       $ 6,605      $ 28,293
  Loans with variable interest rates                 14,820         71,696         76,346        40,741       203,603
----------------------------------------------------------------------------------------------------------------------
     Total loans, gross                            $ 15,188       $ 75,521       $ 93,841      $ 47,346     $ 231,896
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

   CLASSIFIED ASSETS

            In connection with examinations of insured institutions, the FDIC and the DFI examiners have the authority to identify problem assets and, if necessary, require them to be classified. There are three primary classifications for problem assets: "substandard," "doubtful" and "loss." "Substandard" assets are assets that are characterized by the distinct possibility that the institution will sustain some loss if deficiencies are not corrected. "Doubtful" assets have all of the weaknesses inherent in "substandard" loans, but also have the characteristic that, on the basis of existing facts, conditions and values, collection or liquidation in full is highly questionable and improbable. "Loss" assets are assets that are considered uncollectible. Assets that are classified "loss" require the institution either to establish a specific reserve in the amount of 100% of the portion of the asset classified "loss" or to charge-off the asset. In addition, the FDIC characterizes certain assets as "special mention." These are assets which do not currently warrant classification but possess weaknesses deserving management's close attention.

            In addition, the Company utilizes an internally developed loan classification and monitoring system in determining the appropriate level of the allowance for loan losses. This system involves periodic reviews of the entire loan portfolio and loan classifications based on that review.

NONPERFORMING ASSETS

            The Company's general policy is to discontinue the accrual of interest on a loan when any installment payment is 61 days or more past due or, when management otherwise determines the collectibility of principal or interest is unlikely prior to the loan becoming 61 days past due.

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

            The calculation of the adequacy of the allowance for loan losses is based on a variety of factors, including loan classifications and underlying loan collateral values, and not directly tied to the level of nonperforming loans which are comprised entirely of nonaccrual loans. Therefore, changes in the amount of nonaccrual loans will not necessarily result in an associated increase or decrease in the allowance for loan losses. The ratio of nonaccrual loans to total loans, net of deferred fees was 0.10% at December 31, 1997 and 0.66% at December 31, 1996.

            Total nonperforming assets declined in 1997 from $4.8 million or 1.60% of total assets at December 31, 1996 to $2.3 million or 0.49% of total assets at December 31, 1997. The following table sets forth, by accrual status, the number and remaining balances of commercial real estate loans that were more than 30 days delinquent at December 31, 1997:



                                                         LOANS DELINQUENT AT DECEMBER 31, 1997
                        ---------------------------------------------------------------------------------------------------
                               30-59 DAYS            60-89 DAYS           90 DAYS AND OVER            TOTAL DELINQUENT
                        ---------------------------------------------------------------------------------------------------
                          NO.             % OF     NO.           % OF    NO.           % OF        NO.                % OF
                          OF       LOAN   TOTAL     OF     LOAN  TOTAL   OF    LOAN    TOTAL       OF       LOAN      TOTAL
(DOLLARS IN THOUSANDS)   LOANS     AMT.   LOANS   LOANS    AMT.  LOANS  LOANS  AMT.    LOANS      LOANS     AMT.      LOANS
---------------------------------------------------------------------------------------------------------------------------
COMMERCIAL REAL
 ESTATE LOANS:
Nonaccrual loans           -     $ -       -        -        -     -      1    $228     0.10%       1      $  228     0.10%
Loans accruing             1      2,564    1.13%    -        -     -      -      -        -         1       2,564     1.13%
--------------------------------------------------------------------------------------------------------------------------
Total delinquent loans     1     $2,564    1.13%    -      $ -    0.00%   1    $228     0.10%       2      $2,792     1.23%
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------



   NONPERFORMING AND RESTRUCTURED ASSETS

            The following table sets forth (a) loans accounted for on a nonaccrual basis, (b) OREO, (c) nonperforming investments and (d) loans that were "troubled debt restructurings" at the dates indicated:


NONPERFORMING AND TROUBLED DEBT RESTRUCTURING ASSETS                    DECEMBER 31
------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                               1997      1996       1995       1994       1993
------------------------------------------------------------------------------------------------------
Nonaccrual loans/Commercial Real Estate Loans       $ 228    $ 1,386    $ 4,985    $ 9,779    $ 5,186
Other real estate owned                             2,064      3,469      4,355      5,724      9,092
------------------------------------------------------------------------------------------------------
Total nonaccrual loans and OREO                     2,292      4,855      9,340     15,503     14,278
Nonperforming investments                               -          -          -          -        898
------------------------------------------------------------------------------------------------------
Total nonperforming assets                          2,292      4,855      9,340     15,503     15,176
Troubled debt restructurings(1)                       899        719      8,757      5,039      4,765
------------------------------------------------------------------------------------------------------
Total nonaccrual loans and OREO to total assets      0.49%      1.60%      3.60%      6.24%      5.89%
Total nonperforming assets to total assets           0.49%      1.60%      3.60%      6.24%      6.26%
Allowance for loan losses to nonaccrual loans     1798.20%    245.30%     90.30%     82.60%     75.40%
------------------------------------------------------------------------------------------------------

(1) All troubled debt restructurings were performing in accordance with their revised terms at December 31, 1996 and 1997.

            For 1997, gross interest income which would have been recorded had the nonaccrual loans been current in accordance with their original terms was $390,000, and the amount that was recorded as interest income on such loans was $141,000.

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

            The following table represents the major components of the changes in the nonaccrual loans for the year ended December 31, 1997, 1996 and 1995:


NONACCRUAL LOAN ACTIVITY                                  YEAR ENDING DECEMBER 31
----------------------------------------------------------------------------------------------
(DOLLAR IN THOUSANDS)                              1997               1996              1995
----------------------------------------------------------------------------------------------
Nonaccrual loans at beginning of period           $ 1,386            $ 4,985           $ 9,779
      Nonaccrual loan additions                     3,325              4,675            11,835
      Loans returned to accrual status               (269)              (630)           (5,910)
      Loans transferred to OREO                    (1,376)            (2,836)           (6,790)
      Loan chargeoffs                                (468)            (1,929)           (2,014)
      Loan payments/payoffs/other                  (2,370)            (2,879)           (1,915)
-----------------------------------------------------------------------------------------------
Net change/activity                                (1,158)            (3,599)           (4,794)
-----------------------------------------------------------------------------------------------
Nonaccrual loans at end of period                   $ 228            $ 1,386           $ 4,985
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------


   OTHER REAL ESTATE OWNED

            Assets classified as OREO include foreclosed real estate owned by the Company. The Company had a total of four properties in this category at December 31, 1997, totaling $2.1 million.

            Other real estate owned declined to $2.1 million at December 31, 1997, from $3.5 million at December 31, 1996, a decline of $1.4 million or 40.5%. This reflects the sale of five properties with a net balance of $2.3 million during 1997 versus $3.5 during 1996. The Company provided loan financing in the aggregate principal amount of $915,000 for two properties sold during 1997.

            The Company makes valuation adjustments to its OREO, based on the most recent collateral appraisal data and other relevant information which effectively reduce the book value of such assets to the estimated fair market value less selling costs of the properties. The fair value of the real estate takes into account the real estate values net of expenses such as brokerage commission, past due property taxes, property repair expenses, and other items. The estimated sale price does not necessarily reflect appraisal values which management believes, in some cases, may be higher than what could be realized in a sale of OREO. The $2.1 million balance of OREO at December 31, 1997 reflects reductions of $0.9 million from the original principal balances of the related loans, through both loan chargeoffs (prior to the properties becoming OREO) and valuation adjustments (subsequent to the properties becoming OREO). The $0.9 million of reductions is not included in the allowance for loan losses.

            The following table represents the major components of the changes in the OREO for the year ended December 31, 1997, 1996 and 1995:


OTHER REAL ESTATE OWNED ACTIVITY                   YEAR ENDING DECEMBER 31
------------------------------------------------------------------------------------
(DOLLAR IN THOUSANDS)                    1997                1996               1995
------------------------------------------------------------------------------------
OREO at beginning of period           $ 3,469            $ 4,355             $ 5,724
       Transfers from loans             1,376              2,836               6,790
       OREO write downs                  (370)              (155)               (344)
       Payments/other                    (136)               (86)                581
       Sales of OREO properties        (2,275)            (3,481)             (8,396)
-------------------------------------------------------------------------------------
Net change/activity                    (1,405)              (886)             (1,369)
-------------------------------------------------------------------------------------
OREO balance at end of period         $ 2,064            $ 3,469             $ 4,355
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------


   TROUBLED DEBT RESTRUCTURINGS (TDR)

            A TDR is a loan in which the Company, for reasons related to the borrower's financial difficulties, grants a permanent concession to the borrower, such as a reduction in the loan's fully-indexed interest rate, a reduction in the face amount of the debt, or an extension of the maturity date of the loan, that the Company would not otherwise consider. At December 31, 1997, the Company had one loan in the aggregate principal amount of $899,000 that was categorized as a TDR. The TDR balance reflected in the "Nonperforming and Restructured Asset" table is net of any prior write-offs, but any specifically assigned general allowance for loan losses is not deducted from the above TDR loan balances.

            The following table represents the major components of the changes in the TDRs for the year ended December 31, 1997, 1996 and 1995:


TROUBLED DEBT RESTRUCTURING ACTIVITY                 YEAR ENDING DECEMBER 31
-----------------------------------------------------------------------------------
(DOLLAR IN THOUSANDS)                        1997            1996             1995
-----------------------------------------------------------------------------------
TDR balance beginning of period              $ 719         $ 8,757          $ 5,039
   Transfers from/(to) accruing loans            -            (948)           4,913
   Transfers from/(to) nonaccruing loans         -            (156)           2,624
   Loan sale/loan payments                       -          (5,538)          (1,515)
   Net loan charge-offs/other                  180          (1,396)          (2,304)
------------------------------------------------------------------------------------
Net change/activity                            180          (8,038)           3,718
------------------------------------------------------------------------------------
TDR balance end of period                    $ 899           $ 719          $ 8,757
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------


   OTHER LOANS OF CONCERN (POTENTIAL PROBLEM LOANS)

            In addition to nonaccrual loans and TDRs, as of December 31, 1997, the Company had three loans with aggregate outstanding loan balances of $3.2 million with respect to which known information about the possible credit problems of the borrowers or the cash flows of the properties securing the loans have caused management concern about the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such loans in the nonperforming loan category. This compares with four loans with aggregate outstanding loan balances of $3.6 million at December 31, 1996.

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

            Based on evaluations of the aforementioned considerations, the Company establishes its allowance for loan losses. The allowance for loan losses expressed, as a percentage of total net loans, was 1.8% at December 31, 1997, 1.6% at December 31, 1996, 2.3% at December 31, 1995, and 4.4% at
December 31, 1994.

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

            Adverse economic conditions or a declining real estate market could adversely affect certain Pacific Crest Bank borrowers' abilities to contractually repay their loans. A decline in the economy could result in deterioration in the quality of the loan portfolio and could result in high levels of nonperforming assets and charge-offs which would adversely affect the financial condition and results of operations of the Company.

            The following tables set forth certain information with respect to the Company's allowance for loan losses and valuation adjustments to OREO as of the dates or for the periods indicated:


                                                         AT OR FOR THE YEAR ENDED DECEMBER 31
                                                   -----------------------------------------------
(DOLLARS IN THOUSANDS)                               1997      1996      1995      1994     1993
--------------------------------------------------------------------------------------------------
ALLOWANCE FOR LOAN LOSSES:
  Balance at beginning of period                   $ 3,400   $ 4,500   $ 8,075   $3,910   $ 3,195
  Chargeoffs: Commercial real estate mortgage          468     3,452     4,757    4,278     3,683
  Recoveries: Commercial real estate mortgage           33       244       222      100         -
--------------------------------------------------------------------------------------------------
  Net loan charge-offs                                 435     3,208     4,535    4,178     3,683
  Purchased loan reserve                                 -       191         -        -         -
  Provision for loan losses                          1,135     1,917       960    8,343     4,398
--------------------------------------------------------------------------------------------------
  Balance at end of period                         $ 4,100   $ 3,400   $ 4,500   $8,075   $ 3,910
  Net loan charge-offs                               $ 435   $ 3,208   $ 4,535   $4,178   $ 3,683
  Valuation adjustments to OREO                        370       155       344    1,719     3,314
--------------------------------------------------------------------------------------------------
  Total net loan charge-offs &
      OREO valuation adjustments                     $ 805   $ 3,363   $ 4,879   $5,897   $ 6,997
--------------------------------------------------------------------------------------------------
  Net loan charge-offs to average loans               0.20%     1.68%     2.45%    2.14%     1.73%
  Net loan charge-offs & OREO valuation
       adjustments to average loans and OREO          0.36%     1.73%     2.57%    2.92%     3.16%
  Allowance for loan losses to total loans,
       net of deferred fees                           1.77%     1.61%     2.29%    4.43%     1.91%
  Allowance for loan losses
        to nonaccrual loans                           1798%      245%       90%      83%       75%
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------



                                                                   FOR THE YEAR ENDED DECEMBER 31
                            ---------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)             1997                 1996               1995                 1994                 1993
-------------------------------------------------------------------------------------------------------------------------------
                            ALLOWANCE   % OF    ALLOWANCE    % OF    ALLOWANCE  % OF    ALLOWANCE     % OF    ALLOWANCE   % OF
                            FOR LOAN    TOTAL   FOR LOAN     TOTAL    FOR LOAN  TOTAL    FOR LOAN     TOTAL   FOR LOAN    TOTAL
                             LOSSES     ALLL     LOSSES      ALLL     LOSSES    ALLL      LOSSES      ALLL     LOSSES      ALLL
--------------------------------------------------------------------------------------------------------------------------------
LOAN CATEGORIES:
 Commercial
  real estate mortgage       $ 3,936    96%     $ 3,172      93%     $ 4,365      97%    $ 7,913      98%    $ 3,910       100%
 Residential mortgage             41     1%         155       5%          90       2%         81       1%          -         -
 Commercial business loans       123     3%          73       2%          45       1%         81       1%          -         -
--------------------------------------------------------------------------------------------------------------------------------
 Total                       $ 4,100   100%     $ 3,400     100%     $ 4,500     100%    $ 8,075     100%    $ 3,910       100%
--------------------------------------------------------------------------------------------------------------------------------


INVESTMENT ACTIVITIES

            The Company's investment portfolio is used for both liquidity purposes and for investment income. The following table sets forth certain information regarding the Company's investment portfolio as of the dates indicated:

                                                                         DECEMBER 31
                                                -------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                    1997                   1996                   1995
-------------------------------------------------------------------------------------------------------------------
                                                    Book       % of        Book       % of        Book         % of
                                                  Balance      Total      Balance    Total       Balance      Total
                                                ----------------------- --------------------- ---------------------
U.S. GOVERNMENT SPONSORED AGENCY SECURITIES:
  Available for sale                             $217,738      98%        $52,534      63%             -         -
  Held to maturity                                  4,998       2%         30,960      37%             -         -
-------------------------------------------------------------------------------------------------------------------
 Total investment securities                     $222,736     100%        $83,494     100%             -         -
-------------------------------------------------------------------------------------------------------------------
OTHER INTEREST EARNING ASSETS:
  Interest earning deposits                           $ -       -         $     -       -        $   300         1%
  Repurchase agreements                               426     100%            262     100%        53,749        99%
-------------------------------------------------------------------------------------------------------------------
 Total other interest-earning assets              $   426     100%        $   262     100%       $54,049       100%
-------------------------------------------------------------------------------------------------------------------


            The following table sets forth the maturity distribution of the investment portfolio at December 31, 1997:


                              AMORTIZED       FAIR                        AVERAGE
HELD-TO-MATURITY                COST         VALUE          YIELD           LIFE
-----------------------------------------------------------------------------------
Due from five to ten years     $  4,998     $  5,055         7.60%        8.9 years
AVAILABLE-FOR-SALE
Due from one to five years        5,000        5,031         6.40%        3.9 years
Due from five to ten years      210,710      212,707         7.00%        8.6 years
-----------------------------------------------------------------------------------
                                215,710      217,738         7.00%        8.5 years
-----------------------------------------------------------------------------------
Total investment securities    $220,708     $222,793         7.00%        8.5 years
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------


            For additional information on the investment portfolio, see Note 4 of Notes to Consolidated Financial Statements.

   REPURCHASE AGREEMENTS

            The Company invests excess cash overnight and up to 3 months in securities purchased under agreements to resell ("repurchase agreements"). The maximum investment with one brokerage firm or bank may not exceed $25 million. The Company has master repurchase agreements with several nationally recognized banks and broker/dealers. Collateral securing repurchase agreements is limited to U.S. Treasury bonds, notes and bills, and securities issued by either U.S. government agencies or U.S. government sponsored agencies. Collateral securing the repurchase agreements is restricted to non-derivative types of securities by the aforementioned agencies. Collateral securing repurchase agreements is held for safekeeping under third-party custodial agreements and is required to be segregated and separately accounted for from all other securities held by the custodian for its other customers or for its own account.

SOURCES OF FUNDS

   DEPOSITS

            The Company's primary source of funds is FDIC-insured deposits, raised through its subsidiary Pacific Crest Bank which consists of limited draft money market checking accounts, money market savings accounts, and term certificates of deposit. At December 31, 1997, the Company had total deposits of $348.2 million with 9,801 accounts.

            The Company has deposit-gathering branches located in Beverly Hills, Encino and San Diego, California. The Company's headquarters office in Agoura Hills is an administrative office and does not take deposits. The Company's deposit products are limited to limited draft money market checking accounts, money market savings accounts and term certificates of deposit. The Company offers term certificates of deposits with 30-day to five-year maturities. The Company attracts depositors by offering rates that are generally higher than rates offered by independent commercial banks and savings and loans and that offer a broader array of services. The Company also conducts a wholesale deposit operation through which deposits from other financial institutions located throughout the United States are solicited. The Company does not purchase brokered deposits. Management believes its deposits are a stable and reliable funding source.

            The following table sets forth information regarding the composition of the Company's deposit mix for average balances and rates paid on deposits for the years indicated:

                                        1997                   1996                   1995
                               -------------------------------------------------------------------
(DOLLARS IN THOUSANDS)           Average     Rate        Average    Rate        Average    Rate
--------------------------------------------------------------------------------------------------
DEPOSIT CATEGORIES:
   Money market savings         $181,303     5.30%      $176,742    5.19%      $141,981     5.55%
   Certificates of deposit       110,829     5.84%        62,747    5.51%        76,600     5.48%
   Money market checking          18,054     4.94%        16,717    4.92%             -       -
--------------------------------------------------------------------------------------------------
 Total deposits                 $310,186     5.47%      $256,206    5.25%      $218,581     5.52%
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

            The remaining maturities of the certificates of deposit at December 31, 1997 are set forth in the following table:


                                                3 MONTHS      OVER 3 TO      OVER 6 TO         OVER
(DOLLARS IN THOUSANDS)                           OR LESS       6 MONTHS      12 MONTHS      12 MONTHS     TOTAL
----------------------------------------------------------------------------------------------------------------
Certificates of deposit less than $100,000       $28,128        $37,212       $40,798        $6,383     $112,521
Certificates of deposit of $100,000 or more        4,224          4,865         8,422         1,180       18,691
----------------------------------------------------------------------------------------------------------------
Total certificates of deposit                    $32,352        $42,077       $49,220        $7,563     $131,212
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------


   REVERSE REPURCHASE AGREEMENTS

            A secondary source of funds for the Company consists of short-term borrowings in the form of reverse repurchase agreements. The Company has set up short-term borrowing lines with five brokers/dealers aggregating $105 million in availability. The repayment terms on this short-term debt range from one day up to three months. The interest rate paid can vary daily, but typically approximates the federal funds rate plus 25 basis points. These borrowings are secured by pledging specific amounts of specific securities of the Company's U.S. government sponsored agency securities portfolio. The Company utilizes these borrowing lines to cover short-term financing needs for loan fundings or investment security purchases. The balance outstanding as of December 31, 1997 was $21.5 million. The Company had $10.0 million in reverse repurchase agreements outstanding at December 31, 1996. The Company had no reverse repurchase agreements outstanding at December 31, 1995. At December 31, 1996 and 1995, the Company had $50.0 million in borrowing availability with two broker dealers.

            The Company also maintains a line of credit with the Federal Reserve Bank with approximately $4.1 million available for borrowing at December 31, 1997. At December 31, 1997 there were no borrowings under this line of credit. This agreement is secured by approximately $8.1 million in commercial real estate loans at December 31, 1997.

   TERM BORROWINGS

            A third source of funds for the Company consists of medium term borrowings. In 1997, the Company arranged for a term borrowing line of $85 million through a broker dealer. In 1997, the Company had borrowed $45 million against this line. This debt is secured by pledging specific amounts of specific securities of the Company's U.S. government sponsored agency securities portfolio. These fixed rate secured borrowings have a five-year maturity with a two-year, one time, call option. The call options are exercisable by the lender (broker/dealer), at the end of the second year as indicated within the table. The Company had no term borrowing credit lines available to it as of December 31, 1996 and 1995. The following table describes the attributes of the Company's term borrowing obligations as of December 31, 1997:


(DOLLARS IN THOUSANDS)                CALL DATE        MATURITY DATE         AMOUNT
------------------------------------------------------------------------------------
5.82% five-year term borrowings         09/99              09/02             $25,000
5.78% five-year term borrowings         10/99              10/02              10,000
5.63% five-year term borrowings         12/99              12/02              10,000
------------------------------------------------------------------------------------
Total term borrowings                                                        $45,000
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------



            On January 7, 1998, the Company borrowed an additional $10 million at a rate of 5.48% with a one-time call date of January 2000, and a maturity date of January 2003.

   COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITY OF SUBSIDIARY OF TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES

            On September 22, 1997, PCC Capital I, ("PCC Capital"), a wholly owned subsidiary of Pacific Crest, issued $17.25 million of 9.375% Cumulative Trust Preferred Securities, (the "Trust Preferred Securities"). PCC Capital invested the gross proceeds of $17.25 million from the offering in the junior subordinated debentures, issued by Pacific Crest. The junior subordinated debentures were issued concurrent with the issuance of the Trust Preferred Securities. The interest on the junior subordinated debentures will be paid by Pacific Crest to PCC Capital and represents the sole revenues of PCC Capital and the sole source of dividend distributions, to the holders of the Trust Preferred Securities. The undertakings of Pacific Crest with regard to this public offering constitute a full and unconditional guarantee by Pacific Crest, of PCC Capital's obligations under the Trust Preferred Securities. Pacific Crest has the right, assuming no default has occurred, to defer payments of interest on the junior subordinated debentures at any time for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities will mature on October 1, 2027, but can be called after October 1, 2002 by PCC Capital.

BUSINESS CONSIDERATIONS AND CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS AND STOCK PRICE

            Certain matters discussed in this Annual Report on Form 10-K may constitute forward-looking statements under Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates in, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. The following is a summary of some of the important factors that could affect the Company's future results of operations and/or stock price, and should be considered carefully.

(1) ECONOMIC CONDITIONS. The Company's results are strongly influenced by general economic conditions in its market area. Accordingly, a deterioration in these conditions could have a material adverse impact on the quality of the Company's loan portfolio and the demand for its products and services.
In particular, changes in economic conditions in the real estate industry may affect its performance. See "Item 1. Business - Economic Conditions, Government Policies, Legislation, and Regulation."

(2) INTEREST RATES. The Company anticipates that interest rate levels will remain generally constant in 1998, but if interest rates vary substantially from present levels, the Company's results may differ materially from the results currently anticipated. See "Item 1. Business - Economic Conditions, Government Policies, Legislation, and Regulation."

(3) GOVERNMENT REGULATION AND MONETARY POLICY. All forward-looking statements presume a continuation of the existing regulatory environment and United States government monetary policies. The banking industry is subject to extensive federal and state regulations, and significant new laws or changes in, or repeals of, existing laws may cause results to differ materially. See "Item 1. Business - Economic Conditions, Government Policies, Legislation, and Regulation," and "- Supervision and Regulation."

(4) COMPETITION. The Company competes with numerous other domestic and foreign financial institutions and non-depository financial intermediaries. Results of the Company may differ if circumstances affecting the nature or level of competition change, such as the merger of competing financial institutions or the acquisition of California institutions by out-of-state companies. See "Item 1. Business - Competition."

(5) CREDIT QUALITY. A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Company has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that its management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying credit portfolios, but such policies and procedures may not prevent unexpected losses that could materially adversely affect the Company's results. See "Item 1. Business - Loan Origination and Underwriting."

(6) OTHER RISKS. From time to time, the Company details other risks with respect to its businesses and/or its financial results in its filings with the SEC, the FDIC and the DFI respectively.

      The Company believes that its assumptions regarding these and other factors on which forward-looking statements are based are reasonable, such assumptions are necessarily speculative in nature, and actual outcomes can be expected to differ to some degree. Consequently, there can be no assurance that the results described in such forward-looking statements will, in fact, be achieved.

ITEM 2.     PROPERTIES.

            The Company's principal executive offices are located at 30343 Canwood Street, Agoura Hills, California 91301. Pacific Crest Bank conducts its deposit operations through three branch offices located in Beverly Hills, Encino and San Diego, California, and conducts its lending operations through the above three branch offices in addition to its loan production offices, located in Agoura Hills, Orange County, Oakland and Sacramento, California, Portland, Oregon and Seattle, Washington. The Company leases all of its offices. Information with respect to the Company's principal executive and branch offices is as follows:


                                   FLOOR SPACE IN      ANNUAL         LEASE EXPIRATION
LOCATION                             SQUARE FEET        RENT                DATE
---------------------------------------------------------------------------------------
PACIFIC CREST BANK:
   Agoura Hills, California (1)         16,361         $266,000            1999
   Beverly Hills, California             3,104          164,000            2000
   Encino, California                    3,310           66,400            1998
   San Diego, California                 4,505          175,000            2000
---------------------------------------------------------------------------------------


 (1)     Office also used by Pacific Crest.

            The loan production offices currently leased by the Company are generally between 200 and 600 square feet and are leased either on a month-to-month basis or for a lease commitment term not to exceed one year. The annual rent expense for a loan production office generally does not exceed $20,000.

ITEM 3.     LEGAL PROCEEDINGS.

            There is one lawsuit and claim pending against the Company which management considers incidental to normal operations. Management, after review, including consultation with counsel, believes that any ultimate liability which could arise from this lawsuit and claim, would not materially affect the financial position, results of operations or liquidity of the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            Not applicable.

ITEM 4(a).  EXECUTIVE OFFICERS OF THE REGISTRANT.

            The following individuals are executive officers of the Company as of December 31, 1997. Pertinent information relating to these individuals is set forth below. There are no family relationships between any of the officers. All of the Company's officers hold their respective offices at the pleasure of the Board of Directors, subject to the rights, if any, of an officer under any contract of employment.

   GARY WEHRLE - CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER OF PACIFIC CREST - AGE 55

        Mr. Wehrle has served as Chairman of the Board of Pacific Crest since October 20, 1993, and President and Chief Executive Officer of Pacific Crest since September 10, 1993. Mr. Wehrle has served as President and Chief Executive Officer of Pacific Crest Bank since 1984. Mr. Wehrle served as Executive Vice President of the Foothill Group, Inc. from 1980 to 1993.

   GONZALO FERNANDEZ - EXECUTIVE VICE PRESIDENT OF PACIFIC CREST - AGE 55

        Mr. Fernandez has served as Executive Vice President of Pacific Crest since June 20, 1994. Mr. Fernandez has served as Executive Vice President of Pacific Crest Bank since June 20, 1994. From May 1988 to June 1994, he served as Senior Vice President of City National Bank.

   LYLE C. LODWICK - EXECUTIVE VICE PRESIDENT OF PACIFIC CREST - AGE 44

        Mr. Lodwick has served as Executive Vice President of Pacific Crest since September 10, 1993. Mr. Lodwick has served as Executive Vice President of Pacific Crest Bank since 1992 and, prior to that, served as Senior Vice President of Pacific Crest Bank from 1988 to 1992.

   BARRY L. OTELSBERG - EXECUTIVE VICE PRESIDENT OF PACIFIC CREST - AGE 47

        Mr. Otelsberg has served as Executive Vice President of Pacific Crest since September 10, 1993. Mr. Otelsberg has served as Executive Vice President of Pacific Crest Bank since 1985.

   ROBERT J. DENNEN - VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND SECRETARY OF PACIFIC CREST - AGE 45

        Mr. Dennen has served as Vice President, Chief Financial Officer and Secretary of Pacific Crest since September 10, 1993. Mr. Dennen has served as Vice President and Chief Financial Officer of Pacific Crest Bank since 1993 and, prior to that, served as Vice President and Controller/Treasurer of Pacific Crest Bank from 1986 to 1993.

   JOSEPH FINCI - SENIOR VICE PRESIDENT OF PACIFIC CREST - AGE 40

        Mr. Finci has served as Senior Vice President of Pacific Crest since November 1, 1995. Mr. Finci has served as Senior Vice President of Pacific Crest Bank since November 1, 1995 and, prior to that, served as Vice President of Pacific Crest Bank from 1990 to 1995.

   CAROLYN REINHART - SENIOR VICE PRESIDENT OF PACIFIC CREST - AGE 38

        Ms. Reinhart has served as Senior Vice President of Pacific Crest since January 1, 1998 and, prior to that, served as Vice President of Pacific Crest from 1993 to 1997. Ms. Reinhart has served as Senior Vice President of Pacific Crest Bank since January 1, 1998 and, prior to that, served as Vice President of Pacific Crest Bank from 1989 to 1997.

                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

            The Company's common stock, $0.01 par value (the "Common Stock") is traded on the Nasdaq National Market under the Nasdaq symbol "PCCI."

            The following table presents the high and low sales prices for the Common Stock during each quarter commencing January 1, 1996. There were approximately 1,500 beneficial owners of the Common Stock as of March 16, 1998.


     QUARTER ENDED                HIGH                LOW
-------------------------      ------------       ------------
        3/31/96                   $8.25              $7.38
        6/30/96                   $9.00              $7.50
        9/30/96                   $9.00              $8.25
        12/31/96                 $11.75              $8.13

        3/31/97                  $13.75             $11.00
        6/30/97                  $13.50             $12.00
        9/30/97                  $17.75             $12.75
        12/31/97                 $18.75             $15.63

            The Company has never paid a cash dividend on its Common Stock and does not anticipate paying dividends during 1998. The Company's ability to pay dividends is subject to restrictions set forth in the Delaware General Corporation Law. The Delaware General Corporation Law provides that a Delaware corporation may pay dividends either (i) out of the corporation's surplus (as defined by Delaware law), or (ii) if there is no surplus, out of the corporation's net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Furthermore, if the Company were determined to be a quasi-California corporation, the Company would have to comply with California law with respect to, among other things, distributions to stockholders. Under California law, a corporation is prohibited from paying dividends unless (i) the retained earnings of the corporation immediately prior to the distribution exceeds the amount of the distribution,
(ii) the assets of the corporation exceed 1-1/4 times its liabilities, or
(iii) the current assets of the corporation exceed its current liabilities, but if the average pre-tax net earnings of the corporation before interest expense for the two years preceding the distribution was less than the average interest expense of the corporation for those years, the current assets of the corporation must exceed 1-1/4 times it current liabilities.

            Management believes that the Company is not a quasi-California corporation by virtue of the Common Stock being listed on the Nasdaq National Market and the Company having more than 800 holders of its equity securities. However, no assurances can be given that this will continue to be the case in the future. The Company's ability to pay cash dividends in the future will depend in large part on the ability of Pacific Crest Bank to pay dividends on its capital stock to the Company. The ability of Pacific Crest Bank to pay dividends to the Company is subject to restrictions set forth in the California Industrial Loan Law and the provisions of the California General Corporation Law described above. See "Item 1. Business - Supervision and Regulation - California Law."

            Management is aware of nine securities dealers who currently make a market in the Common Stock: Friedman, Billings, Ramsey & Co. Inc.; Sandler O'Neill & Partners; Herzog, Heine, Geduld, Inc.; Fahestock & Co., Inc.; Hill, Thompson, Magid & Co.; Torrey Pines Securities, Inc.; Capital Resources, Inc.; William R. Hough & Co.; and Sutro & Co., Inc.

RECENT SALES OF UNREGISTERED SECURITIES

            None.

ITEM 6.    SELECTED FINANCIAL DATA.

            The following summary consolidated financial information of the Company and its subsidiaries as of and for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 has been derived from the Company's audited consolidated financial statements. The summary consolidated financial information should be read in conjunction with the Company's consolidated financial statements and related notes incorporated herein by reference.

                                                                  YEAR ENDED DECEMBER 31
                                               ----------------------------------------------------------
(DOLLARS IN THOUSANDS)                           1997         1996         1995        1994        1993
---------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:
   Cash and cash equivalents                   $  2,392     $ 2,834     $ 56,167    $  6,204    $ 26,628
   Investment securities                        222,736      83,494            -      55,248         898
   Total loans, net of deferred fees            231,133     211,095      196,778     182,461     204,406
   Allowance for loan losses                      4,100       3,400        4,500       8,075       3,910
   Other real estate owned                        2,064       3,469        4,355       5,724       9,092
   Other assets                                  10,084       6,593        6,309       6,958       5,329
   Total assets                                 464,309     304,085      259,109     248,520     242,443
---------------------------------------------------------------------------------------------------------
   Total deposits                               348,171     266,695      234,510     226,350     213,162
   Reverse repurchase agreements                 21,500      10,000            -           -           -
   Term borrowings                               45,000           -            -           -           -
   Trust preferred securities                    17,250           -            -           -           -
   Shareholders' equity                          28,808      24,468       21,952      19,628      27,179
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
   Total interest income                       $ 35,346    $ 26,567     $ 23,799    $ 21,114    $ 21,583
   Total interest expense                        19,611      13,500       12,084       9,358       9,365
---------------------------------------------------------------------------------------------------------
   Net interest income                           15,735      13,067       11,715      11,756      12,218
   Provision for loan losses                      1,135       1,917          960       8,343       4,398
---------------------------------------------------------------------------------------------------------
   Net interest income after
    provision for loan losses                    14,600      11,150       10,755       3,413       7,820
   Noninterest income:
   Gain (loss) on investment securities               -         413          851        (780)       (277)
   Other non interest income (1)                    748       1,068          470         404         375
---------------------------------------------------------------------------------------------------------
   Total noninterest income                         748       1,481        1,321        (376)         98
   Noninterest expense:
   Valuation adjustment to OREO                     370         155          344       1,719       3,314
   OREO expenses                                    114         150          203         850       1,166
   Other general & administrative expenses        8,780       7,818        8,362       8,841       6,794
---------------------------------------------------------------------------------------------------------
   Total noninterest expense                      9,264       8,123        8,909      11,410      11,274
---------------------------------------------------------------------------------------------------------
   Income (loss) before income taxes and
    cumulative effect of accounting change        6,084       4,508        3,167      (8,373)     (3,356)
   Income tax provision (benefit)                 2,377       1,505          (77)     (1,914)     (1,303)
   Cumulative effect of accounting change (2)         -           -            -           -        (560)
---------------------------------------------------------------------------------------------------------
   Net income (loss)                              3,707       3,003        3,244      (6,459)     (1,493)
---------------------------------------------------------------------------------------------------------
   Preferred dividends declared                       -           -         (920)     (1,104)          -
   Net income (loss) applicable to
    common stock                               $  3,707     $ 3,003      $ 2,324    $ (7,563)   $ (1,493)
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

                                                                   YEAR ENDED DECEMBER 31
                                                    ---------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)           1997      1996       1995       1994       1993
-------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS: (3)
   Return on average total assets (4)                   0.97%     1.06%      1.34%      (2.56)%  (0.62)%
   Return on average shareholders' equity (5)          14.06%    12.96%     16.02%     (24.73)%  (8.91)%
   Net interest rate spread (6)                         3.89%     4.41%      4.60%       4.49%    5.18%
   Net interest margin (7)                              4.20%     4.76%      4.98%       4.82%    5.33%
   Ratio of other general & administrative
     expenses to average total assets                   2.29%     2.77%      3.46%       3.50%    2.84%
   Nonperforming assets to total assets at
     end of period (8)                                  0.49%     1.60%      3.60%       6.24%    6.26%
   Net loan charge-offs to average loans                0.20%     1.68%      2.45%       2.14%    1.73%
   Net loan charge-offs & OREO valuation
      adjustments to average loans and OREO             0.36%     1.73%      2.57%       2.92%    3.16%
   Allowance for loan losses to total loans,
      net of deferred fees                              1.77%     1.61%      2.29%       4.43%    1.91%
   Allowance for loan losses and OREO valuation
      allowance to nonperforming assets               165.70%    70.58%     52.68%      61.72%   33.60%
   Allowance for loans losses to nonaccrual loans    1798.20%   245.30%     90.30%      82.60%   75.40%
   Total average shareholders' equity to total
     average assets                                     6.89%     8.20%      8.38%      10.34%    7.01%
-------------------------------------------------------------------------------------------------------

PER SHARE DATA (9) (IN THOUSANDS):
   Weighted average basic common shares
    outstanding                                        2,936     2,947      1,173       1,102    1,099
   Weighted average diluted common shares
    outstanding (10)                                   3,070     3,004      2,954       2,660    2,657
-------------------------------------------------------------------------------------------------------

   Book value per common share                         $9.97     $8.35      $7.43       $7.38   $10.23
   Diluted earnings (loss) per common share            $1.21     $1.00      $1.10      ($6.88)       -
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------

(1)  1996 includes a $264,000 gain on the sale of $28.2 million in deposits.
(2) Represents the cumulative effect of implementing Statement of Financial Accounting Standards No. 109.
(3)  Pacific Crest's performance ratios are based on actual daily averages.
(4)  Net income (loss) divided by average total assets.
(5)  Net income (loss) divided by total average shareholders' equity.
(6) Average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(7)  Net interest income divided by total average interest-earning assets.
(8) Nonperforming assets include total nonaccrual loans, OREO and nonperforming investments.
(9) Pacific Crest did not have any assets and did not conduct any significant business prior to December 23, 1993 when The Foothill
     Group, Inc. contributed 100% of the outstanding shares of Pacific Crest Bank common stock to the Company in exchange for 1,099,490 shares of its common stock. Upon completion of a preferred stock offering by the Company, The Foothill Group, Inc. then distributed to its shareholders as a stock dividend 100% of the outstanding shares of Pacific Crest common stock.
(10) The conversion price of the preferred stock for these calculations is $9.00 per share. The preferred stock was converted into common stock of the Company in December of 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

            Pacific Crest Capital, Inc. (the "Company"), a Delaware corporation, is a financial services holding company and holds 100% of the stock of Pacific Crest Bank, formerly known as Pacific Crest Investment and Loan, and 100% of the common stock of PCC Capital I ("PCC Capital").

            The consolidated financial statements and financial data as of December 31, 1997, 1996, 1995 and 1994 include the Company and its wholly owned subsidiaries. The balance sheets as of December 31, 1993 and the statement of operations and cash flows for the year ended December 31, 1993 represent the financial condition and results of operations for Pacific Crest Bank. For convenience, these financial statements are referred to as the financial statements of the Company (Pacific Crest).

            The following discussion should be read in conjunction with the information under "Item 6. Selected Financial Data" and the Company's consolidated financial statements and related notes contained elsewhere herein. Certain statements under this caption constitute "forward-looking statements" under Section 27A of the Securities Act and Section 21E of the Exchange Act which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in these forward-looking statements. Factors that might cause such a difference, include but are not limited to, credit quality, economic conditions, competition in the geographic and business areas in which the Company conducts its operations, fluctuations in interest rates and government regulation. For additional information concerning these factors, see "Item 1. Business - Business Considerations and Certain Factors that May Affect Future Results of Operations and Stock Price."

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1997

   EARNINGS PERFORMANCE

            The Company's pretax income for the year ended December 31, 1997 was $6.1 million, compared to $4.5 million for the same period in 1996. The increase of $1.6 million, or 35.0%, was due to several factors. These factors include a $2.7 million increase in net interest income and a $782,000 decline in the provision for loan losses. These factors were partially offset by a decrease in noninterest income of $733,000 and an increase in noninterest expense of $1.1 million.

   NET INTEREST INCOME

            Net interest income increased by $2.7 million, or 20.4%, to $15.7 million for the year ended December 31, 1997 as compared to the same period in 1996. This was primarily due to the increase in the Company's average interest earning assets of $99.8 million during the period ended December 31, 1997.

            Interest income and interest expense can fluctuate widely based on changes in the level of interest rates in the economy. The Company attempts to minimize the effect of interest rate fluctuations on net interest margin by matching a portion of the Company's interest sensitive assets and interest sensitive liabilities.

            Net interest income can also be affected by a change in the composition of assets and liabilities, for example, if higher yielding loan assets were to replace a like amount of lower yielding short-term government securities. Changes in volume and changes in rates also affect net interest income. Volume changes are caused by differences in the level of earning assets and interest-bearing liabilities. Rate changes result from differences in yields earned on assets and rates paid on liabilities.

            The following table presents the distribution of average assets, liabilities and shareholders' equity, the total dollar amount of interest income from average interest-earning assets, the resultant yields and the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. All average balances are daily average balances. Nonaccrual loans have been included in the table as loans, having a zero yield.

AVERAGE BALANCES, INTEREST INCOME AND EXPENSE, YIELDS AND RATES

                                     ----------------------------------------------------------------------------------------------
                                                                         YEAR ENDED DECEMBER 31
                                     ----------------------------------------------------------------------------------------------
                                                   1997                           1996                            1995
                                                  INTEREST   AVERAGE            INTEREST    AVERAGE             INTEREST    AVERAGE
                                        AVERAGE   EARNED/    YIELD/   AVERAGE    EARNED/     YIELD/  AVERAGE     EARNED/     YIELD/
(DOLLARS IN THOUSANDS)                  BALANCE    PAID      RATE     BALANCE     PAID       RATE    BALANCE       PAID      RATE
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
Loans (1)                              $ 222,833  $ 24,475   10.98%   $ 190,856   $ 21,384   11.20%  $ 185,135   $ 20,773   11.22%
Repurchase agreements                      2,056       112    5.45%      42,547      2,255    5.30%     18,325      1,065    5.81%
Certificates of deposit                        -         -       -          286         15    5.24%        331         16    4.83%
U.S. government agency securities
  Available for sale                     114,635     8,045    7.02%      23,874      1,632    6.84%          -          -       -
  Held to maturity                        35,032     2,714    7.75%      17,173      1,281    7.46%     31,291      1,945    6.22%
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets (1)        374,556    35,346    9.44%     274,736     26,567    9.67%    235,082     23,799   10.12%
Other real-estate owned                    2,355                          3,938                          4,607
Other non-interest earning assets          9,746                          7,980                          7,623
Less allowance for loan (1) losses         3,744                          4,013                          5,753
-----------------------------------------------------------------------------------------------------------------------------------
  Total assets                         $ 382,913                      $ 282,641                      $ 241,559
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES:
Savings accounts                         181,303     9,603    5.30%     176,742      9,179    5.19%    141,981      7,873    5.55%
Certificates of deposit                  110,829     6,467    5.84%      62,747      3,456    5.51%     76,600      4,196    5.48%
Money market checking                     18,054       892    4.94%      16,717        822    4.92%          -          -       -
Reverse repurchase agreements             28,493     1,638    5.75%         671         43    6.41%        238         15    6.30%
Term borrowings                            9,685       562    5.80%           -          -       -           -          -       -
Trust preferred securities                 4,789       449    9.38%           -          -       -           -          -       -
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities       353,153    19,611    5.55%     256,877     13,500    5.26%    218,819     12,084    5.52%
Non interest-bearing liabilities           3,393                          2,597                          2,495
Shareholders' equity                      26,367                         23,167                         20,245
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders'
  equity                               $ 382,913                      $ 282,641                      $ 241,559
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                 15,735                        $ 13,067                       $ 11,715
Net interest rate spread (2)                                  3.89%                           4.41%                          4.60%
Net interest-earning assets            $  21,403                       $ 17,859                       $ 16,263
Net interest margin (3)                                       4.20%                           4.76%                          4.98%
Average interest-earning assets to
  average interest-bearing liabilities              106.1%                          107.0%                         107.4%
-----------------------------------------------------------------------------------------------------------------------------------

(1) Calculated net of deferred loan fees. The amount of interest foregone on nonaccrual loans was $249,000, $547,000 and $803,000 for 1997, 1996 and
     1995, respectively.

(3) Net interest rate spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(3) Net interest margin is computed by dividing net interest income by total average earning assets.

            The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities due to changes in outstanding balances and changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume (i.e. changes in volume multiplied by old rate) and (ii) changes in rate (i.e. changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume which cannot be segregated, have been allocated proportionately to changes due to volume and changes due to rate.

                                                               YEAR ENDED DECEMBER 31
                                          --------------------------------------------------------------------
                                              1997 COMPARED TO 1996               1996 COMPARED TO 1995
                                            INCREASE (DECREASE) DUE TO          INCREASE (DECREASE) DUE TO
                                          --------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                    VOLUME     RATE     NET CHANGE     VOLUME       RATE     NET CHANGE
--------------------------------------------------------------------------------------------------------------
CHANGES IN INTEREST INCOME:
Loans (1)                                $ 3,518    $ (427)     $ 3,091       $ 642      $ (31)       $ 611
Repurchase agreements                     (2,205)       62       (2,143)      1,407       (217)       1,190
Certificates of deposit                       (8)       (7)         (15)         (2)         1           (1)
U.S. government agency securities
   Available for sale                      6,370        43        6,413       1,632          -        1,632
   Held to maturity                        1,382        51        1,433        (878)       214         (664)
------------------------------------------------------------------------  ----------------------------------
   Total change in interest income         9,057      (278)       8,779       2,801        (33)       2,768
------------------------------------------------------------------------------------------------------------
CHANGES IN INTEREST EXPENSE:
Savings accounts                             240       184          424       1,929       (623)       1,306
Certificates of deposit                    2,796       215        3,011        (759)        19         (740)
Money market checking                         66         4           70         822          -          822
Reverse repurchase agreements              1,600        (5)       1,595          27          1           28
Term borrowings                              562         -          562           -          -            -
Trust preferred securities                   449         -          449           -          -            -
--------------------------------------------------------------------------------------------------------------
Total change in interest expense           5,713       398        6,111       2,019       (603)       1,416
--------------------------------------------------------------------------------------------------------------
Net change in net interest income        $ 3,344    $ (676)     $ 2,668       $ 782      $ 570      $ 1,352
--------------------------------------------------------------------------------------------------------------

(1) Does not include interest income that would have been earned on nonaccrual loans.

   NET INTEREST INCOME (CONTINUED)

            The net interest rate spread is defined as the yield on interest-earning assets less the rates paid on interest-bearing liabilities. The net interest rate spread for the years ended December 31, 1997 and 1996 was 3.89% and 4.41%, respectively. The decline in the spread between the 1997 and 1996 periods was the result of both an increase in the rates paid on interest-bearing liabilities and a decrease on the yields earned on interest-earning assets.

            The net interest margin is defined as the difference between interest income and interest expense divided by the average interest-earning assets. The net interest margin for the years ended December 31, 1997 and 1996, was 4.20% and 4.76%, respectively. The decline in the margin was the result of the reduced net interest rate spread, and the change in the composition of the balance sheet. Loans, the highest yielding asset, have decreased as a percentage of average interest-earning assets while the Company's holdings in the lower yielding U.S. government sponsored agency securities have increased as a percentage of average interest-earning assets. Additionally, the Company has financed a portion of these security purchases with borrowings, including the issuance of the trust preferred securities which on average, cost the Company more than deposits.

            The following table sets forth the composition of average interest-earning assets and average interest-bearing liabilities by category and by the percentage of each category to the total for the years ended December 31, 1997 and 1996, including the change in average balance and yield/rate between these respective periods:

                                       ----------------------------------------------------------------------------------------
                                              December 31, 1997             December 31, 1996                  Change
                                       ----------------------------------------------------------------------------------------
                                                        %      Avg.                 %        Avg.
                                         Average     Compo-   Yield/    Average    Compo-   Yield/                       Yield/
(DOLLARS IN THOUSANDS)                   Balance     sition    Rate     Balance    sition    Rate      $          %       Rate
-------------------------------------------------------------------------------------------------------------------------------
INTEREST EARNING ASSETS:
  Loans                                 $ 222,833     59.5%   10.98%   $ 190,856    69.5%   11.20%   $ 31,977   -10.0%   -0.22%
  Repurchase agreements                     2,056      0.5%    5.45%      42,547    15.5%    5.30%   (40,491)   -15.0%    0.15%
  Certificates of deposits                      -      -       -             286     0.1%    5.24%      (286)    -0.1%   -5.24%
  U.S. government agency securities       149,667     40.0%    7.19%      41,047    14.9%    7.10%   108,620     25.1%    0.09%
-------------------------------------------------------------------------------------------------------------------------------
   Total interest earning assets          374,556    100.0%    9.44%     274,736   100.0%    9.67%    99,820      0.0%   -0.23%
-------------------------------------------------------------------------------------------------------------------------------
INTEREST BEARING LIABILITIES:
  Deposits                                310,186     87.8%    5.47%     256,206    99.7%    5.25%    53,980    -11.9%    0.22%
  Borrowings                               38,178     10.8%    5.76%         671     0.3%    6.41%    37,507     10.5%   -0.65%
  Trust preferred securities                4,789      1.4%    9.38%           -     -       -         4,789      1.4%    9.38%
-------------------------------------------------------------------------------------------------------------------------------
  Total interest bearing liabilities    $ 353,153    100.0%    5.55%   $ 256,877   100.0%    5.26%  $ 96,276      0.0%    0.29%
-------------------------------------------------------------------------------------------------------------------------------

   TOTAL INTEREST INCOME

            Total interest income increased by $8.8 million, or 33.0%, to $35.3 million for the year ended December 31, 1997, compared to the same period in 1996. This increase was primarily due to an increase in the average balance of interest-earning assets of $99.8 million to $374.6 million, a 36.3% increase, for the year ended December 31, 1997, over the comparable period in 1996. The growth in interest-earning assets has been concentrated in U.S. government sponsored agency securities and commercial loans. Partially offsetting these increases, the overall yields on the Company's interest-earning assets decreased by 23 basis points for the year ended December 31, 1997 from the comparable period in 1996. This decline is due to the change in the composition of interest-earning assets which is detailed above, and the reduced yields earned on commercial loans. The primary reason for the decline in the overall loan portfolio yield is due to lower yielding loans being added to the loan portfolio during 1997, reflecting the increased competitive rate pressure in the marketplace. In addition, higher yielding loans have been paying off during 1997, adding to the overall yield decline.

            The substantial increase in the average balances of the Company's U.S. government sponsored agency securities for the year ended December 31, 1997, reflects the Company's effort to optimize earnings by more effectively leveraging capital with the purchase of these securities. The purchase of U.S. government agency securities reflects a shift by the Company to maintain lower balances within the lower yielding repurchase agreements portfolio, while reinvesting in the higher yielding U.S. government agency securities portfolio.

   TOTAL INTEREST EXPENSE

            Total interest expense increased by $6.1 million, or 45.3%, to $19.6 million for the year ended December 31, 1997, compared to the same period of 1996. The increase in interest expense resulted from an increase in the average balance of interest-bearing liabilities of $96.3 million to $353.2 million, a 37.5% increase, for the year ended December 31, 1997, as compared to the same period of 1996. Average interest-bearing liabilities continue to rise to fund the growth of the Company. The growth has been primarily in certificates of deposit, and savings accounts, but also includes growth in reverse repurchase agreements, term borrowings, and trust preferred securities. Contributing to these increases, were increases in the rates paid on interest-bearing liabilities during 1997. The rates paid on the Company's interest-bearing liabilities increased from 5.26% to 5.55%, or 29 basis points, during the year ended December 31, 1997, compared to the same period in 1996. The increases in the rates paid on the Company's interest-bearing liabilities reflect the change in the composition of interest bearing liabilities as detailed above, and the change in market interest rates between the 1997 and 1996 periods. The change in the composition of the interest-bearing liabilities for the year ended December 31, 1997, reflects a shift in the Company's strategy to fund a portion of the growth in assets from sources other than deposit liabilities. This shift is reflected in the growth in reverse repurchase agreements, term borrowings, and the issuance of the trust preferred securities.

   PROVISION FOR LOAN LOSSES

            During 1997, the Company decreased its provision for loan losses to $1.1 million from $1.9 million for 1996. The decrease of $782,000 between 1997 and 1996 in the loan loss provision primarily reflects the additional expense provided in June of 1996 in connection with the sale of $9.5 million in nonaccrual and TDR loans.

            Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. The calculation of the adequacy of the allowance for loan losses is based on a variety of factors, including underlying loan collateral values, delinquency trends and historical loan loss experience. Commercial real estate serves as collateral for virtually the Company's entire loan portfolio. The ratio of nonaccrual loans to total loans, net of deferred loan fees was 0.10% at December 31, 1997 and 0.66% at December 31, 1996. The ratio of the allowance for loan losses to nonaccrual loans increased to 1798% at December 31, 1997 from 245% at December 31, 1996.

   NONINTEREST INCOME

            Noninterest income for the year ended December 31, 1997 decreased by $733,000, or 49.5%, over the same period in 1996. This decrease is primarily due to several nonrecurring income items that occurred in 1996. During 1996, the Company recorded a $413,000 recovery on a corporate debt security that had been written off in 1994. Additionally, 1996 noninterest income included a $264,000 gain recorded on the sale of $28.2 million of the Company's San Francisco branch deposits. A further decrease occurred in 1997 as a result of other noninterest income declining by $272,000, or 33.8%, due to decreased late fees, loan prepayment fees, and rents received on OREO properties. These decreases were partially offset by a $216,000 increase in the gain on sale of OREO properties during 1997, compared to 1996.

   NONINTEREST EXPENSE

            The following table reflects the major components of noninterest expense for the years ended December 31, 1997, 1996 and 1995 and the dollar and percentage change between the periods of 1997/1996 and 1996/1995.

NONINTEREST EXPENSE ANALYSIS                        YEAR ENDED DECEMBER 31      $ CHANGE   % CHANGE +/-  $ CHANGE    % CHANGE +/-
---------------------------------------------------------------------------------------------------------------------------------
DOLLARS IN THOUSANDS                                1997      1996      1995    1997/1996  1997/1996     1996/1995   1996/1995
---------------------------------------------------------------------------------------------------------------------------------
Valuation adjustments to other real estate owned   $ 370     $ 155     $ 344      $ 215      138.7%      $ (189)       -54.9%
Other real estate owned expense                      114       150       203        (36)    -24.0%          (53)       -26.1%
Salaries and employee benefits                     5,009     4,664     4,147        345       7.4%          517         12.5%
Net occupancy expense                              1,658     1,534     1,470        124       8.1%           64          4.4%
FDIC insurance premiums                               73        72       337          1       1.4%         (265)       -78.6%
Credit and collections expenses                      127        94       485         33      35.1%         (391)       -80.6%
Communication and data processing                    659       551       467        108      19.6%           84         18.0%
Other expenses                                     1,254       903     1,456        351      38.9%         (553)       -38.0%
--------------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                        $ 9,264   $ 8,123   $ 8,909    $ 1,141      14.0%       $ (786)        -8.8%
--------------------------------------------------------------------------------------------------------------------------------

            Noninterest expense for the year ended December 31, 1997 increased by $1.1 million or 14.1%, compared to the same period in 1996.

            The valuation adjustment to OREO for the year December 31, 1997, increased by $215,000, compared to the same period in 1996. The increase was the result of the Company recording partial write downs on two OREO properties during 1997.

            Salaries and employee benefits for the year ended December 31, 1997 increased by $345,000 compared to the same period in 1996. This increase was primarily the result of marketing and administrative bonus accruals recorded during 1997, which exceeded those of 1996. In addition, the Company established a SBA lending department during the second and third quarters of 1996, which was fully staffed for all of 1997. The Company also provided an approximate 4% salary increase to most employee base salaries in January of 1997. The Company hired additional loan marketing staff during 1997, increasing its marketing representative count from five employees at the beginning of 1996 to eight at year end 1997.

            Net occupancy expense increased $124,000 during 1997, as a result of the opening of loan production offices in Portland, Oregon and Orange County, California.

            Communication and data processing expense for the year December 31, 1997, increased by $108,000, compared to the same period in 1996. These increases were primarily the result of the Company's establishment of the SBA lending department during the second and third quarters of 1996, which increased communication and telephone usage for 1997.

            Other expenses for the year ended December 31, 1997, increased by $351,000 compared to the same period in 1996, due to an increase in advertising expense during 1997 and a reduction in the accrual for Delaware franchise taxes, which occurred in the second quarter of 1996.

   INCOME TAX PROVISION

            The Company's income tax provision for the year ended December 31, 1997 was $2.4 million producing an effective tax rate of 39.1%. The difference between the Company's statutory tax rate of 41.1% and its effective tax rate for the year ended December 31, 1997 was due to both the reversal of a portion of the Company's tax valuation reserve of approximately $386,000 against the Company's tax provision, as well as California tax deductions (credits) generated by the Company on loans made in special tax zones within California.

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



FINANCIAL CONDITION

   BALANCE SHEET ANALYSIS




                                                                YEAR ENDED DECEMBER 31               $ CHANGE          % CHANGE +/-
                                                             ----------------------------------------------------------------------
                                                             ----------------------------------------------------------------------
                                                                1997               1996            1997/1996              1997/1996
                                                             ----------------------------------------------------------------------
                                                             ----------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                    $ 2,392            $ 2,834              $ (442)                -15.60%
U.S. government sponsored agency securities                  222,736             83,494             139,242                 166.77%
Net loans                                                    227,033            207,695              19,338                   9.31%
Other assets                                                  12,148             10,062               2,086                  20.73%
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                                                 464,309            304,085             160,224                  52.69%
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Total deposits                                               348,171            266,695              81,476                  30.55%
Reverse repurchase agreements/term borrowings                 66,500             10,000              56,500                 565.00%
Trust preferred securities                                    17,250                  -              17,250                 100.00%
Other liabilities                                              3,580              2,922                 658                  22.52%
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                            435,501            279,617             155,884                  55.75%
SHAREHOLDERS' EQUITY                                          28,808             24,468               4,340                  17.74%
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 464,309          $ 304,085           $ 160,224                  52.69%
-----------------------------------------------------------------------------------------------------------------------------------


            Total assets increased by $160.2 million for the year ended December 31, 1997, compared to 1996. Changes in assets, liabilities, and shareholders' equity are detailed above, and significant changes are described below.

            The increase in the balance of U.S. government sponsored agency securities for the year ended December 31, 1997 reflects the Company's effort to optimize earnings by more effectively leveraging capital with the purchase of these securities. The increase in net loans primarily reflects new loan originations of $50.7 million, reduced by $28.6 million in loan payoffs, loan transfers to OREO, and loan chargeoffs. The increase in other assets is primarily due to the increase in accrued interest receivable for the year ended December 31, 1997, over the comparable period in 1996. This increase is due to the larger portfolio of U.S. government sponsored agency securities and net loans.

            Total liabilities have increased in response to the need to fund the growth in assets for the year ended December 31, 1997, compared to 1996. The growth in deposits included $42.5 million in savings deposits, and $42.4 million in certificates of deposit, partially offset by a $3.4 million decrease in money market checking. Borrowings have also grown with a $45.0 million increase in term borrowings and an $11.5 million increase in reverse repurchase agreements. During the third quarter of 1997, the Company also raised $17.25 million in trust preferred securities. The net proceeds were primarily used by the Company for general corporate purposes and for a $5.0 million capital infusion into the Company's wholly owned subsidiary, Pacific Crest Bank.

            Shareholders' equity has risen for the year ended December 31, 1997, primarily due to the current year net income of $3.7 million, and the current year change in the unrealized gain on securities available for sale component of equity of $1.4 million.

NONPERFORMING ASSETS

            Total nonperforming assets declined 52.7% during 1997, to $2.3 million, or 0.49% of total assets at December 31, 1997, compared with $4.8 million, or 1.60% of total assets at December 31, 1996, due to decreases in the level of both nonaccrual loans and OREO. New nonaccrual loan additions during 1997 decreased 28.8% to $3.3 million. Loan sales and loans transferred to OREO were $3.7 million, resulting in a balance of $228,000 of nonaccrual loans at December 31, 1997. In addition, loan chargeoffs decreased $2.98 million during 1997. At December 31, 1997, nonaccrual loans of $228,000 consisted of one loan secured by commercial real estate. OREO at December 31, 1997 consisted of four properties. In addition, the Company had one loan in the aggregate principal amount of $899,000 that was categorized as a "troubled debt restructuring," which was current in accordance with its restructured terms, and three loans with aggregate outstanding loan balances of $3.2 million which management considered to be potential problem loans due to possible credit problems of the borrowers or cash flows of the properties securing the loans. The reduction in nonperforming assets was largely due to continued emphasis by management on problem credits, as well as continued favorable economic conditions in the Company's market areas.

LIQUIDITY

            The Company's primary sources of funds are deposits, borrowings and payments of principal and interest on loans and investment securities. While maturities and scheduled principal amortization on loans are a reasonably predictable source of funds, deposit flows and mortgage loan prepayments are greatly influenced by the level of interest rates, economic conditions, and competition.

            The primary lending and investment activities of the Company have generally been the origination of adjustable rate and fixed rate commercial real estate loans, the purchase of U.S. government sponsored agency securities, and to a lesser extent, the purchase of short-term repurchase agreements. The purchase of U.S. government sponsored agency securities and short-term repurchase agreements provide a source of long and short-term liquidity. The lending and investment activities of the Company are funded primarily by principal and interest payments on loans, interest-bearing deposit growth, borrowing of reverse repurchase agreements, term borrowings and long term borrowings through the issue of trust preferred securities.

            The Company's most liquid assets are cash, cash in banks, and repurchase agreements. The levels of these assets depend on the Company's operating, financing, lending and investing activities during any given period.

            Liquidity for the Company is monitored daily and evaluated monthly. Excess funds are invested in short-term investment securities, generally repurchase agreements. Additional sources of funds are available by borrowing against the Company's U.S. government sponsored agency securities portfolio and secondarily by borrowing from the Federal Reserve Bank's discount window. At December 31, 1997, the Company had $21.5 million outstanding in short-term reverse repurchase borrowings against a $105.0 million short-term borrowing line with five broker dealers, which left $83.5 million in unused short-term borrowing availability against the U.S. government sponsored agency securities portfolio. In 1997, the Company arranged for a term borrowing line of $85 million through a broker dealer. In 1997, the Company had borrowed $45 million from this broker dealer. This debt is secured by pledging specific amounts of specific securities of the Company's U.S. government sponsored agency securities portfolio. These secured borrowings have a five-year maturity with a two-year, one time, call option. On January 7, 1998, the Company borrowed an additional $10 million against this line. This is reflective of management's intent to finance a portion of the Company's operations, using instruments other than deposits. Additionally, the Company had a borrowing line of $4.1 million with the Federal Reserve Bank, of which there was no borrowings against it at December 31, 1997. At December 31, 1997, the Company had outstanding legal commitments to fund adjustable rate loans of $603,000.

            There has been a decrease in the Company's holdings of cash and cash equivalents during the period ended December 31, 1997 compared to 1996. Cash and cash equivalents decreased by $442,000 to $2.4 million at December 31, 1997 from $2.8 million at December 31, 1996. The Company raised $42.5 million in savings accounts and $42.4 million in certificates of deposits during 1997 due, in part, to changes in rates offered for such products. The Company experienced a small runoff in its money market checking deposits of $3.4 million. The Company originated and purchased $50.7 million in new commercial real estate and business loans during 1997. Off-setting these originations, the Company experienced $25.9 million in loan payoffs, and $2.1 million in loan transfers to OREO, and $468,000 in loan chargeoffs during 1997.

            The Company on an unconsolidated basis, (the "Parent Company") has approximately $9.9 million in cash and investments less current liabilities and short-term debt at December 31, 1997. These funds are necessary to pay future operating expenses of the parent, service all outstanding debt, and possibly for future capital infusions into Pacific Crest Bank. Without dividends from Pacific Crest Bank, the parent must rely solely on existing cash investments and borrowing.

            Pacific Crest Bank's ability to pay dividends to the Parent Company is restricted by California state law which requires that sufficient retained earnings are available to pay the dividend. At December 31, 1997, Pacific Crest Bank had retained earnings of $3.6 million.


CAPITAL RESOURCES

            The Company's objective is to maintain a strong level of capital that will support sustained asset growth, anticipated credit risks and to ensure that regulatory guidelines and industry standards are met.

            Pacific Crest Bank is subject to certain leverage and risk-based capital adequacy standards applicable to FDIC-insured institutions. Risk-based capital consists of a core capital component (Tier I), essentially common stockholders' equity, less intangible assets and a supplemental component (Tier
II) which includes the allowance for loan losses up to 1.25% of risk-weighted assets, and a system for assigning assets and off-balance sheet items to one of four risk-weighted categories. These capital standards require a minimum Tier I risk-based capital ratio of 4.00% and total risk-based capital ratio (Tier I plus Tier II) of 8.00%.

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

            At December 31, 1997, Pacific Crest Bank was in compliance with all such requirements. The following table sets forth Pacific Crest Bank's regulatory capital ratios as of the dates indicated:


REGULATORY CAPITAL RATIOS                                          AT DECEMBER 31, 1997                  AT DECEMBER 31, 1996
                                                         -----------------------------------  ------------------------------------
PACIFIC CREST BANK                                           REQUIRED     ACTUAL      EXCESS       REQUIRED     ACTUAL      EXCESS
------------------------------------------------------------------------------------------  --------------------------------------
Leverage capital ratio                                         4.00%       7.53%       3.53%         4.00%       8.60%       4.60%
Tier 1 risk-based capital ratio                                4.00%      12.02%       8.02%         4.00%      10.31%       6.31%
Total risk-based capital ratio                                 8.00%      13.27%       5.27%         8.00%      11.56%       3.56%
----------------------------------------------------------------------------------------------------------------------------------

ASSET/LIABILITY MANAGEMENT

            The purpose of asset liability management is to minimize the risk of loss resulting from changes in interest rates. One method of assessing the potential risk associated with changes in the interest rates is to examine the extent to which assets and liabilities are "interest rate sensitive" and by monitoring the institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated, based upon certain assumptions, to mature and reprice within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would generally tend to adversely affect net interest income while a positive gap would generally tend to result in an increase in net interest income. During a period of declining interest rates, a negative gap would generally tend to result in increased net interest income while a positive gap would generally tend to adversely affect net interest income. At December 31, 1997, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets repricing or maturing in the same period by $156.9 million, representing a negative cumulative one-year gap of 33.8%. The shortcomings associated with using a static gap analysis to evaluate interest rate risk are described below.

            To the extent consistent with its interest rate spread objectives, the Company attempts to reduce its interest rate risk and has taken actions to minimize the potential negative impact of changing interest rates. In addition to focusing on making commercial real estate loans which generally provide for quarterly repricing, the Company has written a significant amount of its loans with interest rate floors. At December 31, 1997, the fully indexed rate on these loans were, generally, equal to or in excess of the interest rate floors. It may be anticipated that loans with interest rate floors will increase the net interest income in a declining interest rate environment as affected loans do not reprice downward to their fully indexed rate when interest rates fall. No assurances can be given that such will be the case, however, particularly if borrowers are able to refinance or renegotiate their loans when interest rates decline.

            The following table sets forth the interest rate sensitivity of the Company's assets and liabilities at December 31, 1997, based on certain assumptions. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of the repricing timing or maturity date of the asset or liability. For assets with call features, repricing is determined using the estimated duration of the instrument. The Company has assumed, for purposes of this table only, that its savings accounts, money market checking accounts, and reverse repurchase agreements, which totaled $200.3 million, $16.7 million and $21.5 million, respectively at December 31, 1997, reprice immediately. The Company has assumed, for purposes of the static gap tables, that its investment securities mature/reprice after the initial call date, but prior to its maturity date, based upon a duration model that factors the probability of the securities being called relative to changes in interest rates.

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

            In response to the limitations inherent with static gap analysis, the impact of fluctuations in interest rates on the Company's net interest income has been evaluated by the Company using an interest rate shock analysis. This analysis applies "change ratios" to assets and liabilities based upon various assumptions regarding their repricing characteristics under various hypothetical market interest rate fluctuations. This enhanced interest rate risk management tool is used by the Company to more accurately evaluate and manage the degree of interest rate risk. As of December 31, 1997, management's analysis indicates that the Company's net interest income would decrease by no more than 10% if rates rose 200 basis points over one year.


                                                                                 AT DECEMBER 31, 1997
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
                                                                   IMMEDIATE          OVER ONE
                                                                    THROUGH         YEAR THROUGH           OVER
(DOLLARS IN THOUSANDS)                                             ONE YEAR          FIVE YEARS         FIVE YEARS           TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS SUBJECT TO INTEREST RATE ADJUSTMENT:
Repurchase agreements                                                 $ 426                 $ -               $ -             $ 426
Investment securities - held to maturity                                  -               4,998                 -             4,998
Investment securities - available for sale                                -              93,418           124,320           217,738
Total loans, gross                                                  204,738              24,111             3,047           231,896
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
  Total                                                           $ 205,164           $ 122,527         $ 127,367         $ 455,058
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES SUBJECT TO INTEREST RATE ADJUSTMENT:
Certificates of deposit                                           $ 123,650             $ 7,563                 -         $ 131,213
Savings accounts                                                    200,255                   -                 -           200,255
Money market checking                                                16,703                   -                 -            16,703
Reverse repurchase agreements                                        21,500                   -                 -            21,500
Term borrowings                                                           -              45,000                 -            45,000
Trust preferred security                                                  -                   -            17,250            17,250
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
  Total                                                           $ 362,108            $ 52,563          $ 17,250         $ 431,921
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Excess (deficiency) of rate-sensitive
  assets over rate-sensitive liabilities                         $ (156,944)           $ 69,964         $ 110,117          $ 23,137
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Cumulative excess (deficiency) of
  rate-sensitive assets over rate-sensitive liabilities          $ (156,944)          $ (86,980)         $ 23,137          $ 23,137
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
As a percent of total assets                                         (33.8%)             (18.7%)             5.0%              5.0%
-----------------------------------------------------------------------------------------------------------------------------------

(1) The interest rate sensitivity gap ratio represents the interest rate sensitivity gap divided by total interest-earning assets.

(2) The cumulative interest rate sensitivity gap ratio represents the cumulative interest rate sensitivity gap divided by total interest-earning assets.

YEAR 2000 COMPLIANCE

            The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the year 2000 issue and has implemented a plan to resolve the issue. The year 2000 issue is the result of computer programs being written using two, rather than four, digits to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 instead of the year 2000. This could result in major system failure or miscalculations. The Company presently believes that, with modifications to some of the existing software and possible conversions to new software, the year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. Even if such modifications and conversions are not completed timely, the year 2000 problem is not expected to have a material impact on the operations of the Company. The total cost estimated to connect the new computer software systems, or to have existing systems modified, is not expected to exceed $200,000 over the next two years.


IMPACT OF INFLATION AND CHANGING PRICES

            The consolidated financial statements and notes thereto presented herein have been prepared in accordance with generally accepted accounting principles ("GAAP") which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike industrial companies, nearly all the assets and liabilities of the Company are monetary. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates may not necessarily move in the same direction or to the same extent as the price of goods and services.


COMPARISONS OF FINANCIAL RESULTS
FOR THE YEAR ENDED DECEMBER 31, 1996 AND 1995

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

   NET INTEREST INCOME

            Net interest income increased by $1.4 million, or 11.5%, to $13.1 million for the year ended December 31, 1996 as compared to the same period in 1995. This was primarily due to the increase in the Company's average interest earning assets of $39.2 million during the period ended December 31, 1996.

            The table on page 19 presents the distribution of average assets, liabilities and shareholders' equity, the total dollar amount of interest income from average interest-earning assets, the resultant yields and the interest expense on average interest-bearing liabilities, expressed in both dollars and rates for the years ended December 31, 1996 and 1995.

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

            Interest income on loans increased $611,000 or 2.9% for 1996 compared to 1995. This increase was attributable to the volume increase of $5.7 million during 1996 which was partially offset by a two basis point decrease in the yield.

            The Company purchased a net of $83.5 million of U.S. government sponsored agency securities in 1996. The Company recorded $1.6 million in income on securities classified as available for sale yielding 6.84% for the year ended December 31, 1996. The Company held no securities within this category during 1995. The Company recorded $1.3 million in income on U.S. government sponsored agency securities classified as held to maturity yielding 7.46% for the year ended December 31, 1996. This represented a $664,000 or 34.1% decrease in interest earned as compared to the same period in 1995, due to the smaller balance of securities being held in this category during 1996. The increase in yield of 124 basis points was due to the purchase of higher yielding securities complemented with longer term maturities during 1996 as compared with 1995.

            Interest earned on the Company's securities purchased under resale agreements increased by $1.2 million or 112% for the year ended December 31, 1996. This was due to an increase of $24.2 million in the average balance of these securities during 1996. This increase was partially offset by a 51 basis point decrease in the yield during 1996. The decrease in yield reflects the decline in market interest rates between these periods.

   TOTAL INTEREST EXPENSE

            Total interest expense for 1996 increased by $1.4 million, or 11.7%, from $12.1 million in 1995 to $13.5 million in 1996. The primary increase in interest cost resulted from an increase in the average interest bearing deposits of $38.1 million, or 17.4%, for the year ended December 31, 1996 as compared to the same period in 1995. Partially offsetting these increases was a decline in the rates paid on interest bearing liabilities during this same period. The rate paid on the Company's interest bearing liabilities declined from 5.52% to 5.26% or 26 basis points for the year ended December 31, 1996. The decline in the rates paid on the Company's interest bearing liabilities reflect the decline in market interest rates between the 1995 and 1996 periods and the substitution of lower rate money market checking accounts for higher rate paying certificates of deposit.

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

            Interest expense on reverse repurchase agreements increased by $28,000, or 187% from $15,000 for the year ended December 31, 1995 to $43,000 for the same period in 1996. The increase was due primarily to an increase in borrowing by the Company during 1996.

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

   NONINTEREST EXPENSE

            The following noninterest expense analysis is based on the noninterest expense table on page 21. This table provides a breakdown of the major components of noninterest expense as well as the dollar and percentage change for the years ended December 31, 1996 and 1995.

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



FINANCIAL CONDITION

   BALANCE SHEET ANALYSIS

            Total assets increased by $45.0 million to $304.1 million at December 31, 1996 from $259.1 million at December 31, 1995. The increase was partially due to the Company's purchase of U.S. government sponsored agency securities, net of maturities, totaling $83.5 million at December 31, 1996. The Company purchased these securities intended to maximize the earnings of cash held in securities purchased under resale agreements which yielded a lower return.

            Total loans increased by $13.0 million to $211.7 million from $198.7 million at December 31, 1995. The increase in loans was primarily due to 1996 loan originations of $44.4 million and fourth quarter loan purchases of $20.2 million, reduced by $48.0 million in loan payoffs, loan transfers to OREO, and loan chargeoffs. Included in the $48.0 million loan payoff figure was a bulk loan sale of $9.5 million of nonaccrual and loans classified as troubled debt restructurings. The increases in investment securities and loans were funded primarily through a reduction of $53.3 million in cash and cash equivalents, with the remainder being funded by the increase in deposit balances and other borrowings.

            Total deposits increased by $32.2 million to $266.7 million at December 31, 1996 from $234.5 million at December 31, 1995. Savings accounts decreased by $15.9 million to $157.8 million at December 31, 1996. This decrease was more than offset by the increase of $20.1 million in the Company's newly introduced money market checking account and the $28.0 million increase in certificates of deposit as of December 31, 1996, when compared to the same period in 1995, despite the sale of the Company's San Francisco branch in September 1996 which resulted in the sale of $21.0 million in savings deposits, $7.2 million in time deposits, for a total sale of $28.2 million in deposit liabilities. The Company sold its San Francisco branch to reduce expenses associated with deposit gathering.

            In 1996, the Company set up short-term borrowing lines with two broker/dealers aggregating $50 million in availability. As of December 31, 1996, reverse repurchase agreements totaled $10 million. The Company uses these lines to cover short-term financing needs for loan fundings or security purchases.


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

            A derivative financial instrument includes futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics. The Company currently does not enter into derivative financial instruments. The Company's primary market risk is interest rate risk. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time to maximize income. Management realizes certain risks are inherent and that the goal is to identify and minimize the risks. Pacific Crest's exposure to market risk is reviewed on a regular basis by the Asset/Liability committee. Tools used by management include the standard GAP report. The Company has no market risk sensitive instruments held for trading purposes. Management believes that the Company's market risk is reasonable at this time.

            See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" and "Item
1. Business Investment Activities," and "- Source of Funds."

            The table below provides information about the Company's balance sheet non-derivative financial instruments that are sensitive to changes in interest rates. For all outstanding financial instruments, the table presents the principal outstanding balance at December 31, 1997 and the weighted average interest yield/rate of the instruments by either the date the instrument can be repriced for variable rate financial instruments or the expected maturity date for fixed rate financial instruments.



                                                                             AT DECEMBER 31, 1997
                                                                EXPECTED MATURITY DATES OR REPRICING DATE BY YEAR
                                                  ---------------------------------------------------------------------------------
                                                  ---------------------------------------------------------------------------------
                                                                                                                             FAIR
                                                                                                                           VALUE AT
(DOLLARS IN THOUSANDS)                            1998       1999      2000      2001       2002     THEREAFTER   TOTAL    12/31/97
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET FINANCIAL INSTRUMENTS:
ASSETS:
  Repurchase agreements (1)                      $ 426        $ -        $ -       $ -       $ -       $   -       $ 426      $ 426
     average yield (variable rate)                5.45%         -          -         -         -           -        5.45%         -

  Investment securities, held to maturity (2)        -          -          -          -      4,998         -       4,998      5,055
     average yield (fixed rate)                      -          -          -          -       7.60%        -        7.60%         -

  Investment securities, available for sale (2)      -          -     20,041     53,302     20,075   124,320     217,738    217,738
     average yield (fixed rate)                      -          -       6.59%      7.06%      7.31%     7.05%       7.00%         -

  Total loans gross (3)                        204,738     10,430     10,214      2,174      1,243     3,047     231,896    234,429
     average yield                               10.86%     10.05%     10.03%      9.08%     10.02%    10.31%      10.76%         -
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES:
  Savings accounts (1)                         200,255          -          -          -          -         -     200,255    200,255
     average rates (variable rate)                5.38%         -          -          -          -         -        5.38%         -

  Money market checking (1)                     16,703          -          -          -          -         -      16,703     16,703
     average rates (variable rate)                5.08%         -          -          -          -         -        5.08%         -

  Certificates of deposit (4)                  123,650      7,563          -          -          -         -     131,213    128,589
     average rates (fixed rate)                   5.87%      5.90%         -          -          -         -        5.88%         -

  Reverse repurchase agreements (1)             21,500          -          -          -          -         -      21,500     21,500
     average rates (variable rate)                5.92%         -          -          -          -         -        5.92%         -

  Term borrowings (5)                                -     45,000          -          -          -         -      45,000     45,507
     average rates (fixed rate)                      -       5.77%         -          -          -         -        5.77%         -

  Trust preferred securities (2)                     -          -          -          -          -    17,250      17,250     17,034
     average rates (fixed rate)                      -          -          -          -          -      9.38%      9.38%          -
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

            The fair value balances reflected in the table were derived as follows:

                        (1) For financial instruments that mature or reprice within 90 days, the carrying amounts and the fair value are considered identical, due to the short term repricing of the financial instruments.

                        (2) For investment securities, and the trust preferred securities, fair value is based on the quoted market price of these securities by broker dealers making a market for these securities.

                        (3) Fair value of loans is based on the value the Company could receive on the loans in a loan sale. The Company estimates that it could sell a majority of its loans at a premium of between 0.0% and 2.5%.

                        (4) Fair value of the Company's fixed maturity deposits are estimate using rates currently offered for deposits of similar remaining maturities.

                        (5) Fair value of term borrowings is estimated using discounted cash floor analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

                                                   Pacific Crest Capital, Inc.
------------------------------------------------------------------------------
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                         PAGE
                                                                                                                         ----
CONSOLIDATED FINANCIAL STATEMENTS:

        Consolidated Balance Sheets at December 31, 1997 and 1996.....................................................    30

        Consolidated Statements of Operations for the years ended

            December 31, 1997, 1996, and 1995.........................................................................    31

        Consolidated Statements of Shareholders' Equity for the years ended

            December 31, 1997, 1996 and 1995..........................................................................    32

        Consolidated Statements of Cash Flows for the years ended

            December 31, 1997, 1996 and 1995..........................................................................    33

        Notes to Consolidated Financial Statements.................................................................... 34-44

        Report of Deloitte & Touche LLP, Independent Auditors.........................................................    45

        Report of Ernst & Young LLP, Independent Auditors.............................................................    46



CONSOLIDATED BALANCE SHEETS
                                                    Pacific Crest Capital, Inc.
-------------------------------------------------------------------------------

                                                                                         DECEMBER 31
                                                                               --------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                     1997                   1996
---------------------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                           $ 1,966                 $ 2,572
Securities purchased under resale agreements                                       426                     262
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                        2,392                   2,834
---------------------------------------------------------------------------------------------------------------
U.S. government sponsored agency securities (Note 4)
     Held to maturity, at amortized cost                                         4,998                  30,960
     Available for sale, at market                                             217,738                  52,534
Loans (Note 5):
     Commercial mortgage                                                       223,902                 206,172
     Business loans - SBA                                                        5,711                   2,363
     Residential mortgage                                                        1,593                   1,596
     Commercial business/other                                                     690                   1,581
--------------------------------------------------------------------------------------------------------------
Total loans                                                                    231,896                 211,712
Deferred loan fees                                                                 763                     617
Allowance for loan losses                                                        4,100                   3,400
--------------------------------------------------------------------------------------------------------------
Net loans                                                                      227,033                 207,695
Accrued interest receivable                                                      5,367                   1,966
Prepaid expenses and other assets                                                1,478                     772
Deferred income taxes, net (Note 12)                                             2,622                   3,302
Other real estate owned (Note 6)                                                 2,064                   3,469
Premises and equipment, net (Note 7)                                               617                     553
--------------------------------------------------------------------------------------------------------------
Total assets                                                                 $ 464,309               $ 304,085
--------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing deposits (Note 8):
     Savings accounts                                                        $ 200,255               $ 157,789
     Certificates of deposit                                                   131,213                  88,826
     Money market checking                                                      16,703                  20,080
--------------------------------------------------------------------------------------------------------------
Total deposits                                                                 348,171                 266,695
Reverse repurchase agreements (Note 9)                                          21,500                  10,000
Term borrowings (Note 10)                                                       45,000                       -
Company Obligated Mandatorily Redeemable Preferred Securities
  of Subsidiary Trust Holding Solely Junior Subordinated Debentures (Note 11)   17,250                       -
--------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                                             431,921                 276,695
Accrued interest and other liabilities                                           3,580                   2,922
--------------------------------------------------------------------------------------------------------------
Total liabilities                                                              435,501                 279,617
--------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Note 15)                                              -                       -
Shareholders' equity (Notes 13, 14, 16 and 17):
Preferred stock, $.01 par value, 2,000,000 shares authorized,
    no shares issued or outstanding                                                  -                       -
Common stock, $.01 par value, 10,000,000 shares authorized,
    2,971,946 shares issued and outstanding at December 31, 1997,
    2,959,698 shares issued and outstanding at December 31, 1996.               27,944                  27,838

Retained earnings/(accumulated deficit)                                            849                  (2,858)
Net unrealized gain/(loss) on available for sale securities                      1,189                    (257)
Common stock in treasury, at cost, 85,000 shares at December 31, 1997
    30,000 shares at December 31, 1996                                          (1,174)                   (255)
Total shareholders' equity                                                      28,808                  24,468
--------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                   $ 464,309               $ 304,085
--------------------------------------------------------------------------------------------------------------
Book value per common share (Note 16)                                           $ 9.97                  $ 8.35
--------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES.

CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   Pacific Crest Capital, Inc.
------------------------------------------------------------------------------

                                                                                YEAR ENDED DECEMBER 31
                                                                      --------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                             1997            1996            1995
-----------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
     Interest on loans, including fees (Note 5)                          $ 24,475        $ 21,384        $ 20,773
     Securities purchased under resale agreements                             112           2,255           1,065
     Certificates of deposit                                                    -              15              16
     U.S. government sponsored agency securities (Note 4)
             Held to maturity                                               2,714           1,281           1,945
             Available for sale                                             8,045           1,632               -
-----------------------------------------------------------------------------------------------------------------
Total interest income                                                      35,346          26,567          23,799
-----------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
  Interest expense on interest-bearing deposits (Note 8)
        Savings accounts                                                    9,603           9,179           7,873
        Certificates of deposit                                             6,467           3,456           4,196
        Money market checking                                                 892             822               -
-----------------------------------------------------------------------------------------------------------------
Total interest expense on deposits                                         16,962          13,457          12,069
     Reverse repurchase agreements (Note 9)                                 1,638              43              15
     Term borrowings (Note 10)                                                562               -               -
     Trust preferred securities (Note 11)                                     449               -               -
-----------------------------------------------------------------------------------------------------------------
Total interest expense                                                     19,611          13,500          12,084
-----------------------------------------------------------------------------------------------------------------
Net interest income                                                        15,735          13,067          11,715
Provision for loan losses (Note 5)                                          1,135           1,917             960
-----------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                        14,600          11,150          10,755
NONINTEREST INCOME:
    Gain on sale of other real estate owned                                   216               -               -
    Gain on investment securities                                               -             413             851
    Gain on sale of deposits                                                    -             264               -
    Other noninterest income                                                  532             804             470
-----------------------------------------------------------------------------------------------------------------
Total noninterest income                                                      748           1,481           1,321
-----------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE:
     Valuation adjustments to other real estate owned (Note 6)                370             155             344
     Other real estate owned expenses                                         114             150             203
     Salaries and employee benefits (Note 18)                               5,009           4,664           4,147
     Net occupancy expenses (Note 15)                                       1,658           1,534           1,470
     FDIC insurance premiums                                                   73              72             337
     Credit and collection expenses                                           127              94             485
     Communication and data processing                                        659             551             467
     Other expenses                                                         1,254             903           1,456
-----------------------------------------------------------------------------------------------------------------
Total noninterest expense                                                   9,264           8,123           8,909
-----------------------------------------------------------------------------------------------------------------
Income before income taxes                                                  6,084           4,508           3,167
Income tax provision (benefit) (Note 12)                                    2,377           1,505             (77)
-----------------------------------------------------------------------------------------------------------------
Net income                                                                  3,707           3,003           3,244
Preferred dividends declared                                                    -               -            (920)
-----------------------------------------------------------------------------------------------------------------
Net income applicable to common stock                                     $ 3,707         $ 3,003         $ 2,324
-----------------------------------------------------------------------------------------------------------------
Per Share Data (Note 16)
Basic earnings per common share                                            $ 1.26          $ 1.02          $ 1.98
-----------------------------------------------------------------------------------------------------------------
Weighted average basic common shares outstanding (in thousands)             2,936           2,947           1,173
-----------------------------------------------------------------------------------------------------------------
Diluted earnings per common share                                          $ 1.21          $ 1.00          $ 1.10
-----------------------------------------------------------------------------------------------------------------
Weighted average diluted common shares outstanding (in thousands)           3,070           3,004           2,954
-----------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY      Pacific Crest Capital, Inc.
--------------------------------------------------------------------------------

                                                                                                               RETAINED
                                PREFERRED STOCK            COMMON STOCK             TREASURY STOCK            EARNINGS/
   (DOLLARS AND SHARES IN    ------------------------   ----------------------  --------------------------   (ACCUMULATE
         THOUSANDS)             SHARES       AMOUNT       SHARES       AMOUNT       SHARES       AMOUNT        DEFICIT)
---------------------------------------------------------------------------------------------------------------------------
Balances at January 1, 1995          561    $  12,843        1,102    $  14,970            -    $       -      $  (8,185)
Dividends on preferred stock           -            -            -            -            -            -           (920)
Conversion of preferred
 stock                              (561)     (12,843)       1,852       12,843            -            -              -
Net income                             -            -            -            -            -            -           3,244
---------------------------------------------------------------------------------------------------------------------------
Balances at December 31,
 1995                                  -            -        2,954       27,813            -            -         (5,861)
---------------------------------------------------------------------------------------------------------------------------
Issuance of stock under
 employee stock purchase
 plan (Note 13)                        -            -            6           25            -            -              -
Unrealized loss on
 securities available for
 sale, net of taxes                    -            -            -            -            -            -              -
Purchase of treasury shares            -            -            -            -          (30)        (255)             -
Net income                             -            -            -            -            -            -          3,003
---------------------------------------------------------------------------------------------------------------------------
Balances at December 31,
 1996                                  -            -        2,960       27,838          (30)        (255)        (2,858)
---------------------------------------------------------------------------------------------------------------------------
Issuance of stock under
 employee stock purchase
 plan (Note 13)                        -            -            7           52            -            -              -
Issuance of stock under
 non-employee directors'
 stock purchase plan (Note
 13)                                   -            -            3           39            -            -              -
Issuance of stock under the
 employee stock option plan
 (Note 13)                             -            -            2           15            -            -              -
Unrealized gain on
 securities available for
 sale, net of taxes                    -            -            -            -            -            -              -
Purchase of treasury shares            -            -            -            -          (55)        (919)             -
Net income                             -            -            -            -            -            -          3,707
---------------------------------------------------------------------------------------------------------------------------
Balances at December 31,
 1997                                  -    $       -        2,972    $  27,944          (85)   $  (1,174)     $     849
---------------------------------------------------------------------------------------------------------------------------

                               NET UNREALIZED
                               GAIN/(LOSS) ON
                                 SECURITIES
   (DOLLARS AND SHARES IN         AVAILABLE
         THOUSANDS)               FOR SALE
-------------------------------------------
Balances at January 1, 1995       $       -
Dividends on preferred stock              -
Conversion of preferred
 stock                                    -
Net income
-------------------------------------------
Balances at December 31,
 1995                                     -
-------------------------------------------
Issuance of stock under
 employee stock purchase
 plan (Note 13)                           -
Unrealized loss on
 securities available for
 sale, net of taxes                    (257)
Purchase of treasury shares               -
Net income                                -
-------------------------------------------
Balances at December 31,
 1996                                  (257)
-------------------------------------------
Issuance of stock under
 employee stock purchase
 plan (Note 13)                           -
Issuance of stock under
 non-employee directors'
 stock purchase plan (Note
 13)                                      -
Issuance of stock under the
 employee stock option plan
 (Note 13)                                -
Unrealized gain on
 securities available for
 sale, net of taxes                   1,446
Purchase of treasury shares               -
Net income                                -
-------------------------------------------
Balances at December 31,
 1997                             $   1,189
-------------------------------------------

SEE ACCOMPANYING NOTES.

CONSOLIDATED STATEMENTS OF CASH FLOWS                Pacific Crest Capital, Inc.
------------------------------------------------ -------------------------------

                                                                                          YEAR ENDED DECEMBER 31
                                                                                ---------------------------------------------
(DOLLARS IN THOUSANDS)                                                              1997            1996            1995
-----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                            $ 3,707         $ 3,003        $ 3,244
Adjustments to reconcile net income
  to net cash provided by operating activities:
     Recovery on investment securities                                                      -            (413)          (851)
     Provision for loan loss                                                            1,135           1,917            960
     Valuation adjustment to OREO                                                         370             155            344
     Depreciation and amortization                                                        251             233            248
     Amortization of deferred loan fees                                                  (379)           (907)          (588)
     Amortization/accretion of securities                                                  (5)            (37)           (67)
Changes in operating assets and liabilities:
     Accrued interest receivable                                                       (3,401)           (419)           285
     Prepaid expenses and other assets                                                   (706)           (520)           254
     Deferred income taxes                                                               (366)            863            (79)
     Accrued interest and other liabilities                                               658             275            105
-----------------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                               1,264           4,150          3,855
-----------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Purchase of U.S. government sponsored securities:
     Held to maturity                                                                 (15,000)        (57,471)             -
     Available for sale                                                              (213,510)       (106,859)             -
Proceeds from U.S. government sponsored securities:
     Held to maturity                                                                  40,965          26,531         55,315
     Available for sale                                                                50,800          53,900              -
Proceeds from recovery on corporate bond securities                                         -             380            851
Net increase in loans                                                                 (24,454)         (8,096)       (25,054)
Proceeds from sale of loans                                                             2,884           9,032              -
Purchase of loans                                                                           -         (20,200)             -
Purchases of equipment and leasehold improvements, net                                   (315)           (222)           (59)
Proceeds from sale of other real estate owned                                           2,511           3,567          7,815
-----------------------------------------------------------------------------------------------------------------------------
Net cash (used in)/provided by investing activities                                  (156,119)        (99,438)        38,868
-----------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Reduction of savings deposits from branch sale                                              -         (20,989)             -
Reduction of time deposits from branch sale                                                 -          (7,202)             -
Net increase in savings accounts                                                       42,466           5,053         33,693
Net increase/(decrease) in CDs                                                         42,387          35,243        (25,533)
Net (decrease)/increase in money market checking                                       (3,377)         20,080              -
Net increase in reverse repurchase agreements                                          11,500          10,000              -
Net increase in term borrowings                                                        45,000               -              -
Proceeds from issuance of trust preferred securities                                   17,250               -              -
Preferred stock cash dividends                                                              -               -           (920)
Proceeds from issuance of common stock                                                    106              25              -
Purchase of treasury stock, at cost                                                      (919)           (255)             -
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                             154,413          41,955          7,240
-----------------------------------------------------------------------------------------------------------------------------
Net (decrease)/increase in cash and cash equivalents                                     (442)        (53,333)        49,963
Cash and cash equivalents at beginning of period                                        2,834          56,167          6,204
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                            $ 2,392         $ 2,834        $56,167
-----------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                                                        $ 19,068        $ 13,428        $12,165
     Income taxes                                                                     $ 2,725           $ 745            $ 2
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Transfers of net loans to other real estate owned                                     $ 1,376         $ 2,836        $ 6,790
-----------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1997                                    Pacific Crest Capital, Inc.
--------------------------------------------------------------------------------
1. ORGANIZATION

            Pacific Crest Capital, Inc. ("the Company"), a Delaware corporation, is incorporated as a financial services holding company and holds 100% of the stock of Pacific Crest Bank (formerly Pacific Crest Investment and Loan) and 100% of the common stock of PCC Capital I ("PCC Capital").

            Pacific Crest Bank conducts an industrial loan business in the state of California. Pacific Crest Bank is subject to regulation and supervision by the Department of Financial Institutions of the State of California ("DFI") as specified in the California Industrial Loan Law, and by the Federal Deposit Insurance Corporation ("FDIC"). The FDIC insures deposits up to $100,000 for each depositor.

            PCC Capital is a statutory business trust, created under Delaware law, for the exclusive purpose of issuing and selling $17.25 million of the 9.375% Cumulative Trust Preferred Securities, (the "Trust Preferred Securities") and using the proceeds to acquire the junior subordinated debentures issued by the parent holding company.

-------------------------------------------------------------------------------
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   PRINCIPLES OF CONSOLIDATION

            The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Pacific Crest Bank and PCC Capital. All significant intercompany transactions have been eliminated.

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

   LOAN INCOME

            Interest income includes interest on loans which is recognized as earned, and amortization of loan fees. Loan fees, net of incremental direct costs are deferred and recognized by the interest method over the term of the loan.

   CASH EQUIVALENTS

            Securities purchased under resale agreements and interest earning certificates of deposit are classified as cash equivalents and are carried at cost. The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

   SECURITIES PURCHASED UNDER RESALE AGREEMENTS

            The Company invests in securities purchased under resale agreements to optimize its returns on liquid assets. The Company obtains collateral for these agreements which normally consist of U.S. Government Agency, and U.S. government sponsored agency mortgage-backed securities. The duration of the agreement is typically from one to 60 days, during which a third-party trustee for the Company holds the collateral. The Company has, on occasion, purchased securities under resale agreements with maturities of up to 90 days.

   INVESTMENT SECURITIES

            The Company invests in U.S. government sponsored agency issued securities. At the date of purchase, the Company elects to segregate the security into either the held to maturity portfolio or the available for sale portfolio, depending upon management's ability and intent to hold such securities to maturity. Unrealized gains or losses on securities available for sale are reflected in a separate component of shareholders' equity, net of tax effect. Income on investments is recognized using the level yield method. Realized gains or losses on sales are recorded on a specific identification basis.

   ALLOWANCE FOR LOAN LOSSES

            The Company charges current income in amounts necessary to maintain a general allowance for loan losses deemed adequate to cover potential losses on loans. The amount of the allowance is based on management's evaluation of numerous factors including adequacy of collateral, delinquency trends and historical loss experience.

   DEPRECIATION AND AMORTIZATION

            Depreciation and amortization are principally provided on the straight-line method over the estimated useful lives of the property. Office furniture, fixtures and equipment are generally estimated to have useful lives of between three and eight years. Leasehold improvements are amortized over either the useful life or the life of the lease, whichever is shorter.

   ACCOUNTING FOR PCC CAPITAL

            For financial reporting purposes, PCC Capital is treated as a subsidiary of the Company and, accordingly, the accounts are included in the consolidated financial statements of the Company. The Trust Preferred Securities are presented as a separate line item in the consolidated balance sheet under the caption "Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures." For financial reporting purposes, the Company records the dividend distributions payable on the Trust Preferred Securities as interest expense in the consolidated statement of operations.

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

   CURRENT ACCOUNTING PRONOUNCEMENTS

            In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting and reporting standards for transfers of financial assets and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent application of a financial component approach which focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control is surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement was adopted as of January 1, 1997, and did not have a material effect on the Company's financial statements.

            In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." This statement establishes standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly held common stock or potential common stock. This statement replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing net income applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings. Restatement of all prior period EPS data presented is required. This statement was adopted for the year ended December 31, 1997, and is reflected in the Company's consolidated financial statements. The adoption of this statement did not have a material impact on the Company's consolidated financial statements for the year ended December 31 ,1997.

            In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." This statement establishes standards for disclosing information about capital structure, including pertinent rights and privileges of various securities outstanding. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. The Company adopted this statement for the year ended December 31, 1997, and is reflected in the Company's consolidated financial statements. The adoption of this statement did not have a material impact on the Company's consolidated financial statements for the year ended December 31, 1997.

            In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," effective for the fiscal years beginning after December 15, 1997. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement further requires that an entity display an amount representing total comprehensive income for the period in that financial statement. This Statement also requires that an entity classify items of other comprehensive income by their nature in a financial statement. For example, other comprehensive income may include foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. Based on current accounting standards, this Statement is not expected to have a material impact on the Company's consolidated financial statements.

            In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for financial statements for periods beginning after December 15, 1997. This statement establishes standards for reporting information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is not expected to have a material impact on the Company's consolidated financial statements.

-------------------------------------------------------------------------------
3. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

            Estimates of the fair value of financial instruments are required under SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." These estimates may not represent values which would be received should these financial instruments be sold, liquidated or otherwise terminated. The Company utilizes a number of different methodologies in calculating and measuring the fair value of financial instruments. Fair value information for financial instruments reflected in the table within this footnote was calculated as follows.

CASH AND CASH EQUIVALENTS:

   The carrying amounts of cash and cash equivalents approximates their fair value.

INVESTMENT SECURITIES:

   Fair value is based on the quoted market price of these securities by broker dealers making a market for these securities on a national exchange.

LOANS:

   The Company established the fair market value of the loan portfolio by segregating the loan portfolio into categories by utilizing selected factors (i.e., payment history, collateral values, risk classification, cash flows) and then forecasting an estimated fair market value sale price for each of the established loan categories. The estimated market value of the loan portfolio includes categories of loans the Company believes would sell at a premium between 0% and 2.5%, and categories of loans that would sell at a discount between 0% and 25%. A significant number of the Company's variable rate loans contain "floors" or minimum interest rates. The Company's variable rate loans generally reprice on a quarterly basis. Many of these same loans also contain covenants requiring penalties for early repayment. The Company believes that loans with these characteristics, as well as being well collateralized, with no history of delinquencies, would sell at a premium. On the other hand, loans on a nonaccrual basis, or loans that have been classified due to an identified weakness even though fully secured, could normally only be sold for a discount depending on the anticipated level of ultimate recovery upon liquidation of the collateral. Fair value then, is based upon the estimated sales prices of these loans.

DEPOSITS:

   Fair value of the Company's fixed maturity deposits are estimated using rates currently offered for deposits of similar remaining maturities. In accordance with SFAS No. 107, the fair value of deposits with no stated maturity such as savings accounts and money market checking accounts are disclosed as the amount payable on demand.

REVERSE REPURCHASE AGREEMENTS:

   The carrying amounts of reverse repurchase agreements approximate their fair value due to the short maturity of these borrowings.

TERM BORROWINGS:

   The fair values of the Company's debt are estimated using discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

TRUST PREFERRED SECURITY:

   Fair value is based on the quoted market price of these securities by broker dealers making a market for these securities on a national exchange.

ACCRUED INTEREST:

   The carrying amounts of accrued interest approximate their fair value.

   Because no conventional market exists for a significant portion of the Company's financial instruments, and because of the inherent imprecision of estimating fair values for financial instruments for which no conventional trading market exists, management believes that the fair market value estimates utilized under SFAS No. 107 should be viewed as only approximate values that the Company would receive if the Company's assets and liabilities were sold. The carrying amounts and estimated fair values for certain of the Company's financial instruments at December 31, 1997 and 1996 are summarized in the following table:


                                                    DECEMBER 31, 1997                               DECEMBER 31, 1996
                                        ---------------------------------------------------------------------------------------
                                            CARRYING               ESTIMATED                  CARRYING               ESTIMATED
(DOLLARS IN THOUSANDS)                       AMOUNT               FAIR VALUE                   AMOUNT               FAIR VALUE
------------------------------------------------------------------------------------------------------------------------------
ASSETS
     Cash and cash equivalents              $  2,392                $  2,392                  $  2,834                 $ 2,834
     Investment securities                   222,736                 222,793                    83,494                  83,460
     Loans, net                              227,033                 234,429                   207,695                 209,235
     Accrued interest receivable               5,367                   5,367                     1,966                   1,966
LIABILITIES
     Savings accounts                        200,255                 200,255                   157,789                 157,789
     Money market checking                    16,703                  16,703                    20,080                  20,080
     Certificates of deposit                 131,213                 128,589                    88,826                  88,826
     Reverse repurchase agreements            21,500                  21,500                    10,000                  10,000
     Term borrowings                          45,000                  45,507                         -                       -
     Trust preferred security                 17,250                  17,034                         -                       -
     Accrued interest payable                    818                     818                       275                     275
------------------------------------------------------------------------------------------------------------------------------


4. INVESTMENT SECURITIES

            U.S. government sponsored agency securities have been classified in the consolidated balance sheets according to management's intent. The carrying amount of securities and their approximate fair values at December 31, 1997 and 1996 were as follows:



                                        YEAR ENDED DECEMBER 31, 1997                      YEAR ENDED DECEMBER 31, 1996
                                ------------------------------------------------ ------------------------------------------------
                                 AMORTIZED      GROSS   UNREALIZED    ESTIMATED     AMORTIZED       GROSS   UNREALIZED  ESTIMATED
(DOLLARS IN THOUSANDS)             COST         GAINS     LOSSES      FAIR VALUE       COST         GAINS     LOSSES    FAIR VALUE
---------------------------------------------------------------------------------------------------------------------------------
U.S. government agency securities
     Held to maturity              $  4,998     $   57       $ -        $  5,055     $ 30,960       $ 21      $ 55       $ 30,926
     Available for sale             215,710      2,050       (22)        217,738       52,975         11       452         52,534
---------------------------------------------------------------------------------------------------------------------------------

Total investment securities        $220,708    $ 2,107     $ (22)      $ 222,793     $ 83,935       $ 32     $ 507       $ 83,460
---------------------------------------------------------------------------------------------------------------------------------

            The Company's security portfolio consists of Federal Home Loan Bank (FHLB) and Federal National Mortgage Association (FNMA) securities. These securities have call features that allow the issuing agency to retire
(call) the security prior to its stated maturity date. The Company's security portfolio has call dates ranging from three months through four years. The Company believes that the majority of its securities will be called by the issuing agency prior to their final maturity date. The table reflects the scheduled maturities in the Company's investment securities portfolio.

                                              YEAR ENDED DECEMBER 31, 1997
                                    -------------------------------------------------
                                     AMORTIZED       FAIR                   AVERAGE
(DOLLARS IN THOUSANDS)                  COST         VALUE       YIELD       LIFE
-------------------------------------------------------------------------------------
HELD-TO-MATURITY
Due from five to ten years           $   4,998    $   5,055       7.60%     8.9 years
AVAILABLE-FOR-SALE
Due from one to five years               5,000        5,031       6.40%     3.9 years
Due from five to ten years             210,710      212,707       7.00%     8.6 years
-------------------------------------------------------------------------------------
                                       215,710      217,738       7.00%     8.5 years
-------------------------------------------------------------------------------------
Total investment securities          $ 220,708    $ 222,793       7.00%     8.5 years
-------------------------------------------------------------------------------------

            U.S. government sponsored agency securities carried at $72.2 million were pledged to secure borrowings aggregating $66.5 million at December 31, 1997.

            Included in the financial statements for the year ended December 31, 1996 are gross realized gains of $413,000 resulting from collections of the Company's previously written off corporate bond security.

5. LOANS

            The Company is engaged primarily in commercial real estate term lending in the state of California. Loans are principally secured by commercial real estate and are generally contractually due over periods of up to ten years. The maximum loan to one borrower secured by improved real property cannot exceed 20% of Pacific Crest Bank's shareholders equity at the time of funding which was $6.9 million at December 31, 1997. Pacific Crest Bank's largest loan at December 31, 1997 was $3.0 million which, at the time of funding, was in compliance with this regulation.

            Loans earned interest during the years ended December 31, 1997, 1996 and 1995 at rates ranging from 7.63% to 13.63%, 7.63% to 13.63% and
4.64% to 13.50%, respectively. The activity in the allowance for loan losses is as indicated in the table.

                                                       YEAR ENDED DECEMBER 31
                                          ---------------------------------------------
(DOLLARS IN THOUSANDS)                       1997              1996               1995
---------------------------------------------------------------------------------------
Balance at beginning of period             $ 3,400           $ 4,500            $ 8,075
Provision for loan losses                    1,135             1,917                960
Purchased loan reserve                           -               191                  -
Loans charged off, net                        (435)           (3,208)            (4,535)
---------------------------------------------------------------------------------------
Balance at end of period                   $ 4,100           $ 3,400            $ 4,500
---------------------------------------------------------------------------------------

            Accounts which are deemed uncollectible by management or for which no payment has been received for five consecutive months are charged off for the amount that is not collateralized by the estimated fair value less selling costs of the underlying real estate collateral.

      INCOME ON DELINQUENT LOANS

            It is the Company's policy to suspend the recognition of income on any loan which is 61 days or more contractually delinquent. Recognition of income is generally resumed and suspended income is recognized when the loan becomes contractually current. At December 31, 1997, 1996 and 1995, income recognition was suspended on loan balances of $228,000, $1,386,000 and $4,985,000, respectively. The amounts of contractual interest, interest recognized and interest foregone on nonaccrual loans for the years ended December 31, 1997, 1996 and 1995 are as indicated in the table.

                                                           DECEMBER 31
                                         ----------------------------------------------
(DOLLARS IN THOUSANDS)                      1997              1996                1995
---------------------------------------------------------------------------------------
Loans classified as troubled debt
 restructurings (TDR), net of loan
 fees and specific reserves                $ 899             $ 719              $ 8,757
Contractual interest                         390               614                1,147
Interest recognized                          141                67                  344
---------------------------------------------------------------------------------------
Interest foregone                          $ 249             $ 547                $ 803
---------------------------------------------------------------------------------------

            This table also reflects loans classified as trouble debt restructurings (TDR) that are not accounted for or classified as nonaccrual.

            The Company classifies certain loans as impaired. Impaired loans are generally measured by the Company based on the present value of expected future cash flows discounted at the loan's effective rate unless the loan is fully collateralized.

            The recorded investment in loans considered impaired at December 31, 1997 and 1996 was $1.6 million and $2.4 million, respectively. The valuation reserve on impaired loans at December 31, 1997 and 1996 was $221,000 and $337,000, respectively.

            For the years ended December 31, 1997 and 1996, the average recorded investment in impaired loans was approximately $3.5 million and $7.9 million, respectively.

6. OTHER REAL ESTATE OWNED

            Other real estate owned is included in the financial statements at the lower of cost or fair value less estimated selling costs and the associated valuation allowance. The OREO and allowance for OREO tables reflect the balance of the Company's OREO, as well as changes in the valuation allowance for OREOs for the dates indicated.

                                                     DECEMBER 31
                                     -------------------------------------------
(DOLLARS IN THOUSANDS)                  1997            1996             1995
--------------------------------------------------------------------------------
Other real estate owned               $ 2,524         $ 3,559          $ 5,243
Less valuation allowance                 (460)            (90)            (888)
--------------------------------------------------------------------------------
Balance at end of period                2,064           3,469            4,355
--------------------------------------------------------------------------------
Allowance for OREO
Balance at beginning of period             90             888            1,494
Valuation adjustments                     370             155              344
Net chargeoffs                              -            (953)            (950)
--------------------------------------------------------------------------------
Balance at end of period                $ 460            $ 90            $ 888
--------------------------------------------------------------------------------

7. PREMISES AND EQUIPMENT

            Premises and equipment of the Company is as indicated in the table.

                                                                DECEMBER 31
                                                 -----------------------------------------
(DOLLARS IN THOUSANDS)                                1997                      1996
---------------------------------------------------------------------------------------------------
Office furniture, fixtures and equipment             $ 1,838                   $ 1,569
Leasehold improvements                                   452                       426
---------------------------------------------------------------------------------------------------
                                                       2,290                     1,995
Less accumulated depreciation
  and amortization                                    (1,673)                   (1,442)
---------------------------------------------------------------------------------------------------
Net premises and equipment                             $ 617                     $ 553
---------------------------------------------------------------------------------------------------

8. INTEREST BEARING DEPOSITS

            Savings accounts have no contractual maturity and for the years 1997, 1996 and 1995 earned interest at rates ranging from 2.52% to 6.03% per annum, 2.48% to 5.08% per annum and 2.52% to 5.89%, respectively. Certificates of deposit have maturities ranging from 30 days to five years, and for the years ended December 31, 1997, 1996 and 1995 earned interest at rates ranging from 2.00% to 6.95% per annum, 2.96% to 6.06% per annum and 2.00% to 6.95% per annum, respectively. Certificates of deposit of $100,000 or more at December 31, 1997, 1996 and 1995 were approximately $18,692,000, $3,933,000, and $1,608,000, respectively.

            The approximate contractual maturities of certificates of deposit as of December 31, 1997 are as follows:


                                            CERTIFICATES OF       CERTIFICATES OF            TOTAL
                                           DEPOSIT LESS THAN     DEPOSIT OF $100,000     CERTIFICATES OF
(DOLLARS IN THOUSANDS)                         $100,000               OR MORE               DEPOSIT
---------------------------------------------------------------------------------------------------------
Three months or less                          $  28,128              $  4,224              $  32,352
Over three months through twelve months          78,010                13,288                 91,298
Over one year through five years                  6,383                 1,180                  7,563
---------------------------------------------------------------------------------------------------------
Total maturities                              $ 112,521              $ 18,692              $ 131,213
---------------------------------------------------------------------------------------------------------

9. REVERSE REPURCHASE AGREEMENTS

            The Company has short term borrowing lines with five brokers aggregating $105 million in availability. The repayment terms on this short-term debt range from one day to three months. The interest rate paid can vary daily, but typically approximates the federal funds rate plus 25 basis points. These borrowings are secured by pledging specific amounts of specific securities of the Company's U.S. government sponsored agency securities portfolio. The Company utilizes these borrowing lines to cover short-term financing needs for loan fundings or investment security purchases. At December 31, 1997, the Company had $21.5 million outstanding in short-term reverse repurchase agreements, which left $83.5 million in unused short-term borrowing availability against its $105.0 million short-term borrowing line.

            The Company also maintains a line of credit with the Federal Reserve Bank with approximately $4.1 million available for borrowing at December 31, 1997. At December 31, 1997 there were no borrowings under this line of credit. This agreement is secured by approximately $8.1 million in commercial real estate loans at December 31, 1997.

10. TERM BORROWINGS

            In 1997, the Company arranged for a term borrowing line of $85 million through a broker dealer. In 1997, the Company had borrowed $45 million from this broker dealer. This debt is secured by pledging specific amounts of specific securities of the Company's U.S. government sponsored agency securities portfolio. These secured borrowings have a five-year maturity with a two-year, one time, call option. On January 7, 1998, the Company borrowed an additional $10 million at a rate of 5.48% with a one-time call date of January 2000, and a maturity date of January 2003. The table describes the attributes of the Company's term borrowings.

                                        CALL       MATURITY
(DOLLARS IN THOUSANDS)                  DATE         DATE        AMOUNT
----------------------------------------------------------------------------
5.82% five-year term borrowings         09/99       09/02       $ 25,000
5.78% five-year term borrowings         10/99       10/02         10,000
5.63% five-year term borrowings         12/99       12/02         10,000
----------------------------------------------------------------------------
Total term borrowings                                           $ 45,000
----------------------------------------------------------------------------

11. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITY OF SUBSIDIARY OF TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES

            On September 22, 1997, PCC Capital, a wholly owned subsidiary of Pacific Crest, issued $17.25 million of 9.375% Cumulative Trust Preferred Securities. PCC Capital invested the gross proceeds of the $17.25 million from the offering in the junior subordinated debentures issued by Pacific Crest. The subordinated debentures were issued concurrent with the issuance of the Trust Preferred Securities. The interest on the junior subordinated debentures will be paid by Pacific Crest to PCC Capital and represents the sole revenues and the sole source of dividend distributions by PCC Capital to the holders of the Trust Preferred Securities. The undertakings of Pacific Crest with regard to this public offering constitute a full and unconditional guarantee by Pacific Crest of PCC Capital's obligations under the Trust Preferred Securities. Pacific Crest has the right, assuming no default has occurred, to defer payments of interest on the junior subordinated debentures at any time for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities will mature on October 1, 2027, but can be called after October 1, 2002.

12. INCOME TAXES

            The income tax provision (benefit) is as indicated in the table:

(DOLLARS IN THOUSANDS)                            1997               1996               1995
---------------------------------------------------------------------------------------------
Current:
    Federal                                     $ 2,013            $  593             $ (250)
    State                                           730                49               (123)
---------------------------------------------------------------------------------------------
Current tax provision (benefit)                   2,743               642               (373)
---------------------------------------------------------------------------------------------
Deferred:
    Federal                                        (167)              573                293
    State                                          (199)              290                  3
---------------------------------------------------------------------------------------------
Deferred tax provision (benefit)                   (366)              863                296
---------------------------------------------------------------------------------------------
Income tax provision (benefit)                  $ 2,377           $ 1,505             $  (77)
---------------------------------------------------------------------------------------------

            The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1997 and 1996 are as indicated in the table:

(DOLLARS IN THOUSANDS)                                        1997             1996
----------------------------------------------------------------------------------------
Deferred tax assets:
     Allowance for loan losses                              $ 3,036          $ 2,706
     Other real estate owned                                    208               41
     Prepaid taxes                                                -              493
     Unrealized loss on securities available for sale             -              186
     Reserve, accruals and state taxes                          514              390
---------------------------------------------------------------------------------------
Total deferred tax assets                                     3,758            3,816
---------------------------------------------------------------------------------------
     Less valuation allowance                                    -              (386)
Deferred tax liabilities:
     Unrealized gain on securities available for sale          (861)               -
     State taxes and other                                     (275)            (128)
---------------------------------------------------------------------------------------
Total deferred tax liablities                                (1,136)            (128)
---------------------------------------------------------------------------------------
Net deferred tax asset                                      $ 2,622          $ 3,302
---------------------------------------------------------------------------------------

            A reconciliation of the provision for income taxes for 1997, 1996 and 1995 at the federal tax rate of 35% to the effective tax rate is as indicated in the table:

                                              1997              1996             1995
----------------------------------------------------------------------------------------
Tax based on statutory tax rate              35.00%            35.00%            35.00%
State franchise tax expense,
   net of federal benefit                     5.76%             6.00%             7.30%
Valuation allowance                          -6.34%            -2.80%           -43.80%
Other, net                                    4.65%            -4.80%            -0.90%
----------------------------------------------------------------------------------------
Effective tax rate                           39.07%            33.40%            -2.40%
----------------------------------------------------------------------------------------

13.   STOCK PURCHASE AND OPTION PLANS

            The 1993 Equity Incentive Plan (the "Plan") is designed to promote and advance the interests of the Company and its shareholders by enabling the Company to attract, retain and reward key employees. The Plan offers stock and cash incentive awards, as well as stock options. The maximum number of shares of common stock with respect to which awards may be granted under the Plan were initially 150,000 shares as of December 1993. The number of shares under the Plan are to be increased by two percent (2%) of the total issued and outstanding shares of the Company's common stock as of the first day of each year, beginning on January 1, 1995. The 2% per year increase of shares available under the Plan continues through the term of the Plan, which expires on December 31, 2002.

            The maximum number of shares of common stock to which awards may be granted under the Plan at December 31, 1997 is 290,318, of which 285,643 stock options have been issued and were outstanding as of December 31, 1997. The number of common shares added under the Plan on January 1, 1998 was 59,439, increasing the cumulative number of shares that may be awarded under the Plan to 349,757 after January 1, 1998. There were 2,197 common shares issued through the exercise of stock options for the year ended December 31, 1997. The stock option table is a detail summary of the activity of the stock options granted, cancelled and exercised during the years ended December 31, 1995, 1996 and 1997.


STOCK OPTIONS                                                                                PRICE       WEIGHTED AVERAGE
OUTSTANDING AT                                                       SHARES                  RANGE        EXERCISE PRICE
-------------------------------------------------------------------------------------------------------------------------
December 31, 1994                                                     142,246              $6.00-7.00         $6.14
     Options granted                                                   28,470               3.50-5.50          4.61
     Options cancelled                                                (10,933)                      -          6.00
-------------------------------------------------------------------------------------------------------------------------
December 31, 1995                                                     159,963               3.50-7.00          5.90
-------------------------------------------------------------------------------------------------------------------------
     Options granted                                                   64,500               7.50-8.25          7.58
     Options cancelled                                                 (1,800)                      -          6.00
-------------------------------------------------------------------------------------------------------------------------
December 31, 1996                                                     222,663               3.50-8.25          6.37
-------------------------------------------------------------------------------------------------------------------------
     Options granted                                                   65,577             11.38-12.50         11.99
     Options cancelled                                                   (400)                   6.00          6.00
     Options exercised                                                 (2,197)                   6.00          6.00
-------------------------------------------------------------------------------------------------------------------------
December 31, 1997                                                     285,643             $3.50-12.50         $7.66
-------------------------------------------------------------------------------------------------------------------------



            The following table summarizes information concerning outstanding and exercisable options at December 31, 1997:


                                         OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                     ------------------------------------------------------------     ------------------------------------
                                            WEIGHTED
      RANGE OF            NUMBER        AVERAGE REMAINING     WEIGHTED AVERAGE            NUMBER       WEIGHTED AVERAGE
  ESTIMATED PRICES     OUTSTANDING      CONTRACTUAL LIFE       EXERCISE PRICE          EXERCISABLE      EXERCISE PRICE
--------------------------------------------------------------------------------------------------------------------------
$3.50 - $5.50                  26,470       7.3 years              $4.61                       9,397        $4.61
$6.00 - $7.00                 129,096       6.2 years               6.13                      85,472         6.14
$7.50 - $8.25                  64,500       8.1 years               7.58                         500         7.50
$11.00-$12.50                  65,577       9.1 years              11.99                           -           -
                     -----------------------------------------------------------     -------------------------------------
                              285,643       7.4 years              $7.66                      95,369        $6.00
                     -----------------------------------------------------------     -------------------------------------

            The Employee Stock Purchase Plan allows employees to purchase shares of the Company's common stock at the lower of fair market value at the beginning of the Plan year, or 90% of fair market value at the end of the Plan year. Employees' purchases may not exceed the lesser of $25,000 or 15% of their annual base compensation. Shares of common stock purchased under the Plan are not issuable until the end of the year. The maximum number of shares of common stock which may be issued under this plan is 33,330 shares, of which 6,921 shares, for a value of $52,323, were issued in January of 1997. The Company issued 5,608 shares of common stock for a value of $63,090 on January 2, 1998 for employees participating in the Plan during the year ended December 31, 1997. There are 11,893 shares available for issuance under the plan for 1998.

            The Company implemented a Non-Employee Directors' Stock Purchase plan. This plan allows the directors to purchase stock of the Company from proceeds of their Directors' fees. The Directors purchased 2,830 of common stock for a value of $39,613 during the year ended December 31, 1997 under this plan.

            The estimated fair value of options granted during 1997 and 1996 was $4.17 and $3.28 per share, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, the Company's net income and earnings per share for the year ended December 31, 1997 and 1996 and would have been reduced to the pro forma amounts indicated in the table.


                                                                                                 DECEMBER 31
                                                                                   ----------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                         1997             1996          1995
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Net income to common shareholders
     As reported                                                                      $ 3,707          $ 3,003     $ 3,244
     Pro forma                                                                        $ 3,631          $ 2,957     $ 3,239
Diluted earnings per common share
     As reported                                                                       $ 1.21           $ 1.00      $ 1.10
     Pro forma                                                                         $ 1.18           $ 0.97      $ 1.10
Weighted average diluted common shares outstanding (in thousands)                       3,070            3,004       2,954
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
ASSUMPTIONS:
Dividend yield                                                                            N/A              N/A         N/A
Expected volatility                                                                       20%              25%         45%
Risk free interest rate                                                                 5.60%            6.25%       6.25%
Expected life                                                                         7 years          7 years     7 years
--------------------------------------------------------------------------------------------------------------------------

14.   DIVIDENDS

            As a Delaware corporation, Pacific Crest Capital, Inc., ("the parent"), may pay common dividends out of surplus or, if there is no surplus, from net profits for the current and preceding fiscal year. The parent has approximately $9.9 million in cash and investments less current liabilities and short-term debt at December 31, 1997. However, these funds are also necessary to pay future operating expenses of the parent company, interest expense on the $17.3 million subordinated debentures, and possibly future capital infusions into Pacific Crest Bank. Without dividends from Pacific
Crest Bank, the parent must rely solely on existing cash, investments and borrowings.

            Pacific Crest Bank's ability to pay dividends to the parent is restricted by California State law which requires that retained earnings be available to pay the dividend. At December 31, 1997, Pacific Crest Bank had unrestricted retained earnings of $3.6 million available for dividend payments.


15.    COMMITMENTS AND CONTINGENCIES

     LEASE COMMITMENTS


            The Company leases its office facilities. Future minimum rental payments required under operating leases that have initial and remaining noncancelable terms in excess of one year are approximately as indicated in the table as of December 31, 1997.

            Certain leases contain rental escalation clauses based on increases in the Consumer Price Index and renewal options which may be exercised by the Company. Rent expense for the years ended December 31, 1997, 1996 and 1995 totaled $773,000, $754,000 and $757,000, respectively.


(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------
1998                                                                      $ 660
1999                                                                        545
2000                                                                        172
2001                                                                         85
Thereafter                                                                  531
-------------------------------------------------------------------------------
Total Lease Commitments                                                 $ 1,993
-------------------------------------------------------------------------------


      UNFUNDED COMMITMENTS

            Pacific Crest Bank makes unfunded commitments with its real estate term lending activities for building improvements to property. As of December 31, 1997, Pacific Crest Bank had unfunded commitments in the real estate term loan portfolio of $603,000.

      LITIGATION

            There is one lawsuit and claim pending against the Company which management considers incidental to normal operation. Management, after review, including consultation with counsel, believes that the ultimate liability, if any which could arise from this lawsuit and claim would not materially affect the financial position, results of operations or liquidity of the Company.


16. COMPUTATION OF BOOK VALUE AND EARNINGS PER COMMON SHARE

            Book value per common share was calculated by dividing total shareholders' equity by the number of common shares less treasury shares outstanding at December 31, 1997 and December 31, 1996. The number of common shares outstanding was 2,971,946, less 85,000 of treasury shares at December 31, 1997, and 2,959,698, less 30,000 of treasury shares at December 31, 1996.

            Basic and diluted earnings per common share for the year ended December 31, 1997 and 1996, were determined by dividing net income by the weighted average common shares outstanding. For the diluted earnings per share computation, the common shares outstanding were adjusted to reflect the number of common stock equivalents outstanding based on the number of outstanding stock options issued by the Company utilizing the treasury stock method. See table below for the diluted earnings per share computations:



(DOLLARS IN THOUSANDS
EXCEPT  PER SHARE DATA)                      YEAR ENDED 12/31/97            YEAR ENDED 12/31/96             YEAR ENDED 12/31/95
--------------------------------------------------------------------   ----------------------------   -----------------------------
-----------------------------------------------------------------------------------------------------------------------------------
                                                           PER SHARE                      PER SHARE                      PER SHARE
                                        NET INCOME   SHARES   AMOUNT   NET INCOME   SHARES   AMOUNT   NET INCOME   SHARES   AMOUNT
                                        -------------------------------------------------------------------------------------------
Basic EPS
Income available to
  common stockholders                   $3,707       2,936    $1.26      $3,003     2,947    $1.02     $2,324       1,173    $1.98
                                        ----------------------------   ----------------------------   -----------------------------
Effect of Dilutive Securities
Stock Options                                -         134    (0.05)           -       57    (0.02)         -          -        -
Convertible Preferred Stock                  -           -        -            -        -        -        920       1,781    (0.88)
Diluted EPS
Income available to common
                                        ----------------------------   ----------------------------   -----------------------------
stockholders plus assumed conversions   $3,707       3,070   $ 1.21      $3,003     3,004    $1.00     $3,244       2,954    $1.10
                                        ----------------------------   ----------------------------   -----------------------------

17. REGULATORY MATTERS AND RESTRICTIONS ON SHAREHOLDERS' EQUITY

            Pacific Crest Bank is subject to legal and regulatory requirements of the California Industrial Loan Law and the FDIC. These legal and regulatory requirements specify certain minimum capital ratios and place limits on the size and type of loans Pacific Crest Bank may make.

            The aggregate amount of thrift deposits outstanding is restricted under the California Industrial Loan Law. Industrial loan companies may be authorized to accept thrift deposits in amounts ranging from three to twenty times their restricted equity. Pacific Crest Bank has been authorized by the Department of Financial Institutions to accept thrift deposits of up to 18.5 times its restricted shareholder's equity.

            Pacific Crest Bank is subject to various regulatory capital requirements administered by the FDIC. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the FDIC that, if undertaken, could have a direct material effect on Pacific Crest Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Pacific Crest Bank must meet specific capital guidelines that involve quantitative measures of Pacific Crest Bank's assets, liabilities and certain off balance sheet items as calculated under regulatory accounting practices. Pacific Crest Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

            Quantitative measures established by regulation to ensure capital adequacy require Pacific Crest Bank to maintain minimum amounts and ratios as set forth in the table below of total and Tier 1 capital to risk-weighted assets of $278.7 million and $236.8 million at December 31, 1997 and 1996, respectively, and of Tier 1 capital to average quarterly assets of $443.6 million and $283.9 million at December 31, 1997 and 1996, respectively. Management believes that Pacific Crest Bank meets all capital adequacy requirements to which it is subject as of December 31, 1997.

            As of December 31, 1997 and 1996, the most recent notification from the FDIC categorized Pacific Crest Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, Pacific Crest Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

            Pacific Crest Bank's actual capital amounts and ratios are also presented in the table. No amounts were deducted from capital for interest-rate risk.

                                                                                                          TO BE WELL
                                                                                                      CAPITALIZED UNDER
                                                                              FOR CAPITAL             PROMPT CORRECTIVE
                                                         ACTUAL            ADEQUACY PURPOSES          ACTION PROVISIONS
                                                  -------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                             AMOUNT     RATIO       AMOUNT        RATIO         AMOUNT        RATIO
---------------------------------------------------------------------------------------------------------------------------------
As of December 31, 1997
Total Capital (to risk weighted assets)           $36,900     13.27%      $22,296    greater than 8%   $27,870   greater than 10%
Tier 1 Capital (to risk weighted assets)          $33,416     12.02%      $11,148    greater than 4%   $16,722   greater than  6%
Tier 1 Capital (to average quarterly assets)      $33,416      7.53%      $17,746    greater than 4%   $22,183   greater than  5%
---------------------------------------------------------------------------------------------------------------------------------
As of December 31, 1996
Total Capital (to risk weighted assets)           $27,389     11.56%       $18,947   greater than 8%   $23,683   greater than 10%
Tier 1 Capital (to risk weighted assets)          $24,423     10.31%        $9,473   greater than 4%   $14,210   greater than  6%
Tier 1 Capital (to average quarterly assets)      $24,423      8.60%       $11,357   greater than 4%   $14,196   greater than  5%
---------------------------------------------------------------------------------------------------------------------------------

            During 1996, Pacific Crest Bank was subject to a Memorandum of Understanding ("MOU") with the FDIC and the DFI which imposed various covenants and restrictions on the Company. The Company's management believes it was in compliance with the MOU during 1995 and 1996. The MOU was terminated on February 5, 1997, following regulatory examinations by the FDIC and the DFI that were completed during the fourth quarter of 1996.

18. RETIREMENT SAVINGS AND SUPPLEMENTAL BENEFIT PLANS

            Employees of Pacific Crest Bank participate in the Company's 401(k) Plan (the "Retirement Plan"). The Retirement Plan covers substantially all employees. Employees may contribute up to 15% of their salary up to a maximum of $9,240 for 1995 and $9,500 for 1996 and 1997. Pacific Crest Bank matches employee contribution amounts equal to 100% of the first 6% of compensation contributed by each participant. Amounts charged to expense under the Retirement Plan for these matching contributions were $191,000, $167,000 and $141,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

            The top four executive officers of Pacific Crest Bank participated in The Company's Supplemental Executive Retirement Plan (the Executive Retirement Plan). This plan provides for annual retirement benefits that would be payable to the executives under the plan on their normal retirement date. The plan provides for the offset for social security benefits and matching 401(k) contributions made under the Pacific Crest Capital, Inc. Retirement Plan. Offsets for social security and 401(k) matching contributions may be substantial. Amounts charged to expense under the Executive Retirement Plan were $102,000, $94,000 and $80,000 for the years ended December 31, 1997, 1996 and
1995, respectively.

19. PARENT COMPANY

            The following represents the financial statements of Pacific Crest Capital, Inc. (parent company only) as of December 31, 1997 and 1996:

                                                                                                          AT OR FOR THE YEAR ENDED
CONDENSED BALANCE SHEETS                                                                                          DECEMBER 31
----------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                                                                     1997              1996
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                                                       $ 32             $ 216
Repurchase agreements                                                                                       426               262
----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                                                   458               478
Securities available for sale                                                                            30,037                 -
Other assets                                                                                              1,518                56
Investment in Pacific Crest Bank                                                                         33,416            24,422
Investment in PCC Capital I                                                                                 534                 -
----------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                           $ 65,963          $ 24,956
----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Reverse repurchase agreements                                                                          $ 20,000               $ -
Subordinated debentures                                                                                  17,784                 -
Accrued expenses and other liabilities                                                                      538               231
Common stock                                                                                             27,944            27,838
Retained earnings/(accumulated deficit)                                                                     849            (2,858)
Common stock in treasury, at cost                                                                        (1,174)             (255)
Net unrealized gain on securities available for sale                                                         22                 -
----------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity                                                                                     27,641            24,725
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders equity                                                              $ 65,963          $ 24,956
----------------------------------------------------------------------------------------------------------------------------------

CONDENSED STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------------------------------------------------------------
Net interest income/expense                                                                              $ (194)             $ 26
Income from subsidiaries                                                                                  3,984             3,132
General and administrative expenses                                                                         356               246
----------------------------------------------------------------------------------------------------------------------------------
Net income before taxes                                                                                   3,434             2,912
Income tax benefit                                                                                          273                91
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                              $ 3,707           $ 3,003
----------------------------------------------------------------------------------------------------------------------------------

CONDENSED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                                              $ 3,707           $ 3,003
Adjustments to reconcile income to net cash used by operating activities:
  Net change to other assets and accrued expenses                                                        (1,143)              (29)
  Equity income from subsidiaries                                                                        (3,984)           (3,132)
----------------------------------------------------------------------------------------------------------------------------------
Net cash used by operating activities                                                                    (1,420)             (158)
----------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
   Purchase of U.S. government sponsored agency securities                                              (30,037)                -
   Capital infusion into Pacific Crest Bank                                                              (5,000)                -
   Capital infusion into PCC Capital I                                                                     (534)                -
----------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                                   (35,571)                -
----------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
    Proceeds from subordinated debentures                                                                17,784                 -
    Proceeds from reverse repurchase agreements                                                          20,000                 -
    Proceeds from issuance of common stock                                                                  106                25
    Purchase of treasury stock, at cost                                                                    (919)             (255)
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by/(used in) financing activities                                                      36,971              (230)
----------------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                                   (20)             (388)
Cash and cash equivalents at beginning of period                                                            478               866
----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                                $ 458             $ 478
----------------------------------------------------------------------------------------------------------------------------------

8.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited quarterly financial data for 1997 and 1996 is as follows:


                                                                              THREE MONTHS ENDED
                                                          -------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                      MARCH 31       JUNE 30        SEPTEMBER 30      DECEMBER 31
-----------------------------------------------------------------------------------------------------------------------
1997:
Total interest income                                        $ 7,677        $ 8,163         $ 8,847          $ 10,659
Total interest expense                                         3,954          4,389           4,896             6,372
-----------------------------------------------------------------------------------------------------------------------
Net interest income                                            3,723          3,774           3,951             4,287
Provision for loan losses                                        230            300             280               325
-----------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses            3,493          3,474           3,671             3,962
Noninterest income                                               101            349             167               131
Valuation adjustment to other real estate owned                  130            210              30                 -
Other real estate owned expense                                   14              4              31                65
General and administrative expenses                            2,079          2,104           2,181             2,416
-----------------------------------------------------------------------------------------------------------------------
Income  before income taxes                                    1,371          1,505           1,596             1,612
Income tax provision                                             547            599             637               594
-----------------------------------------------------------------------------------------------------------------------
Net income                                                     $ 824          $ 906           $ 959           $ 1,018
-----------------------------------------------------------------------------------------------------------------------

Basic earnings per common share                               $ 0.28         $ 0.31          $ 0.33            $ 0.34
-----------------------------------------------------------------------------------------------------------------------

Diluted earnings per common share                             $ 0.27         $ 0.30          $ 0.31            $ 0.33
-----------------------------------------------------------------------------------------------------------------------


                                                                                THREE MONTHS ENDED
                                                            ---------------------------------------------------------
(DOLLARS IN THOUSANDS)                                       MARCH 31       JUNE 30      SEPTEMBER 30     DECEMBER 31
---------------------------------------------------------------------------------------------------------------------
1996:
Total interest income                                        $ 6,667        $ 6,563         $ 6,582          $ 6,755
Total interest expense                                         3,357          3,376           3,324            3,443
---------------------------------------------------------------------------------------------------------------------
Net interest income                                            3,310          3,187           3,258            3,312
Provision for loan losses                                        525            575             550              267
---------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses            2,785          2,612           2,708            3,045
Noninterest income                                               163            531             669              118
Valuation adjustment to other real estate owned                   65              5               -               85
Other real estate owned expense                                    8             15              72               55
General and administrative expenses                            1,714          1,917           2,072            2,116
---------------------------------------------------------------------------------------------------------------------
Income before income taxes                                     1,161          1,206           1,233              907
Income tax provision                                             450            460             471              124
---------------------------------------------------------------------------------------------------------------------
Net income                                                     $ 711          $ 746           $ 762            $ 783
---------------------------------------------------------------------------------------------------------------------
Basic earnings per common share                               $ 0.24         $ 0.25          $ 0.26           $ 0.27
---------------------------------------------------------------------------------------------------------------------
Diluted earnings per common share                             $ 0.24         $ 0.25          $ 0.25           $ 0.26
---------------------------------------------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      The information required by this Item 9 was previously reported in the Company's Report on Form 8-K, filed with the Securities and Exchange Commission during the first quarter of 1996.

REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND SHAREHOLDERS

PACIFIC CREST CAPITAL, INC.

We have audited the accompanying consolidated balance sheets of Pacific Crest Capital, Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for the two years ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Crest Capital, Inc. and subsidiary at December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

/s/ DELOITTE & TOUCHE LLP
---------------------------------

Los Angeles, California
February 5, 1998

REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND SHAREHOLDERS

PACIFIC CREST CAPITAL, INC.

We have audited the consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 1995 of Pacific Crest Capital, Inc. and subsidiary (the "Company"). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and their cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles.


/s/ ERNST & YOUNG LLP                                    ERNST & YOUNG LLP
-----------------------------
Los Angeles, California
February 1, 1996

                                   PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

            Incorporated herein by reference is the information from the section entitled "Election of Directors" from the Company's definitive Proxy Statement, to be filed with the SEC within 120 days after December 31, 1997. Reference is also made in connection with the list of Executive Officers which is provided under Section 4(a), "Executive Officers of the Registrant".

ITEM 11.    EXECUTIVE COMPENSATION.

            Incorporated herein by reference is the information from the sections entitled "Election of Directors - Compensation of Board of Directors," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" from the Company's definitive Proxy Statement, to be filed with the SEC within 120 days after December 31, 1997.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

            Incorporated herein by reference is the information from the section entitled "Beneficial Ownership of Principal Stockholders and Management" from the Company's definitive Proxy Statement, to be filed with the SEC within 120 days after December 31, 1997.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            Incorporated herein by reference is the information from the section entitled "Certain Transactions" from the Company's definitive Proxy Statement, to be filed with the SEC within 120 days after December 31, 1997.

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

            3.       LIST OF EXHIBITS.

NUMBER                           DESCRIPTION

3(i).1     Amended and restated Certificate of Incorporation (1)

3(ii).1    Amended and restated Bylaws of Pacific Crest Capital, Inc. (1)

4.1 Subordinated Indenture dated as of September 22, 1997, by and between Pacific Crest Capital and Wilmington Trust Company, as indenture trustee (2)

4.2        Officers' Certificate and Company Order dated September 22, 1997 (2)

4.3        Certificate of Trust of PCC Trust I dated August 18, 1997 (2)

4.4        Trust Agreement of PCC Trust I dated as of August 18, 1997 (2)

4.5 Certificate of Amendment to Certificate of Trust of PCC Trust I dated August 20, 1997 (2)

4.6 Amended and Restated Trust Agreement of PCC Capital I, dated as of September 22, 1997 (2)

4.7 Form of Trust Preferred Certificate of PCC Capital I (included as an exhibit to exhibit 4.6) (2)

4.8 Form of Common Securities Certificate of PCC Capital I (included as an exhibit to exhibit 4.6) (2)

4.9        Guarantee Agreement dated as of September 22, 1997 (2)

4.10       Agreement as to Expenses and Liabilities (2)

10.1       Form of Indemnification Agreement (3) *

10.2       Pacific Crest Capital, Inc. 1993 Equity Incentive Plan (4) (5) *

10.3       Pacific Crest Capital, Inc. Retirement Plan and Trust (3) *

10.4       1993 Employee Stock Purchase Plan (3) (6) *

10.5       Form of Split Dollar Agreement (3) *

10.6       Pacific Crest Capital, Inc. Supplemental Executive Retirement Plan
           (3) *

10.7       Form of Distribution Agreement (1)

10.8 Form of Tax Sharing Agreement between Pacific Crest Capital, Inc. and The Foothill Group, Inc. (3)

10.9 Office Lease by and between Wilshire Masterpiece, Inc. and Pacific Crest Bank, dated October 31, 1990 (Beverly Hills Branch)(7)

10.10 Office Lease between Fifth and Beech Associates and Pacific Crest Bank (San Diego Branch) (7)

10.11 Shopping Center Lease dated April 18, 1978, between Frances Robert Sarno, as Trustees, and Le Chateau Boutiques, Inc. (Encino Branch)
           (7)

10.11.1 Assignment, Assumption and Consent to Assignment of Lease dated October 16, 1980, between Pacific Crest Bank, Frances Sarno and Robert Sarno, as Trustees, and Le Chateau Boutiques, Inc. (7)

10.11.2    Exercise of Option to Renew Lease dated January 23, 1990 (7)

10.12 Lease dated April 22, 1992, between The Klussman Family Trust and Pacific Crest Bank (Agoura Hills office) (7)

10.14.1    Employment Agreement between the Company and Gary Wehrle (4)*

10.14.2    Employment Agreement between the Company and Barry Otelsberg (4)*

10.14.3    Employment Agreement between the Company and Lyle Lodwick (4)*

10.14.4    Employment Agreement between the Company and Robert J. Dennen (4)*

10.14.5    Employment Agreement between the Company and Gonzalo Fernandez (8)*

10.14.6    Employment Agreement between the Company and Joseph Finci (2)*

10.14.7    Employment Agreement between the Company and M. Carolyn Reinhart (2)*

10.15      1996 Non-Employee Directors' Stock Plan (9)*

21.1       Subsidiaries of the Registrant (2)

23.1       Consent of Independent Auditors (2)

23.2       Consent of Independent Auditors (2)

25.1 Form T-1 Statement of Eligibility of Wilmington Trust Company to act as Trustee under the Subordinated Indenture (10)

25.2 Form T-1 Statement of Eligibility of Wilmington Trust Company to act as Trustee under the Amended and Restated Trust Agreement (10)

25.3 Form T-1 Statement of Eligibility of Wilmington Trust Company to act as Trustee under the Trust Preferred Securities Guarantee
           Agreements (10)

27.1       Financial Data Schedule - Fiscal Year end December 31, 1997 (2)

27.2 Financial Data Schedule - Fiscal Year end December 31, 1996 Quarters 2, 3 of 1996 (2)

27.3       Financial Data Schedule - Quarters 1, 2, 3 of 1997 (2)

--------------

* Management contracts and compensatory plan or arrangements.

(1) Incorporated herein by reference from Registrant's Amendment No. 2 to Form S-1 Registration Statement No. 33-68718, filed December 3, 1993.

(2)   Filed herewith.

(3) Incorporated herein by reference from Registrant's Amendment No. 1 to Form S-1 Registration Statement No. 33-68718, filed October 28, 1993.

(4) Incorporated herein by reference from Registrant's Annual Report on Form 10-K dated December 31, 1993, filed March 31, 1994.

(5)   Incorporated herein by reference from Registrant's Form S-8
      Registration Statement No. 33-87990 filed December 27, 1994. Pacific Crest Capital, Inc. 1993 Equity Incentive Plan.

(6)   Incorporated herein by reference from Registrant's Form S-8
      Registration Statement No. 33-87988 filed December 27, 1994. Pacific Crest Capital, Inc. 1995 Employee Stock Purchase Plan.

(7)   Incorporated herein by reference from Registrant's Form S-1
      Registration Statement No. 33-68717, filed September 13, 1993.

(8) Incorporated herein by reference from Registrant's Annual Report on Form 10-K dated December 31, 1994 filed March 30, 1995.

(9)  Incorporated herein by reference from Registrant's Form S-8
      Registration Statement No. 333-23849, filed March 23, 1997. Pacific Crest Capital, Inc. 1996 Non-Employee Directors' Stock Plan.

(10)  Incorporated herein by reference from Registrant's Form S-2
      Registration Statement No. 333-34257, filed August 22, 1997.

      (b)    REPORTS ON FORM 8-K

                  None.

      (c)    EXHIBITS

                  See Item 14(a)(3).

                                 SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           PACIFIC CREST CAPITAL, INC.

                                           BY: /S/ GARY WEHRLE
                                              --------------------------------
                                                        GARY WEHRLE
                                              CHAIRMAN OF THE BOARD, PRESIDENT
                                                AND CHIEF EXECUTIVE OFFICER

DATE: MARCH 25, 1998

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


 SIGNATURE                   TITLE                                     DATE


 /s/ GARY WEHRLE             Chairman of the Board, President     March 25, 1998
 -------------------------   and Chief Executive Officer
 Gary Wehrle                 (Principal Executive Officer)



 /s/ ROBERT J. DENNEN        Vice President, Chief Financial      March 25, 1998
 -------------------------   Officer and Secretary
 Robert J. Dennen            (Principal Financial and
                             Accounting Officer)


 /s/ RUDOLPH I. ESTRADA      Director                             March 25, 1998
 -------------------------
 Rudolph I. Estrada


 /s/ MARTIN J. FRANK         Director                             March 25, 1998
 -------------------------
 Martin J. Frank


 /s/ RICHARD S. ORFALEA      Director                             March 25, 1998
 -------------------------
 Richard S. Orfalea


 /s/ STEVEN J. ORLANDO       Director                             March 25, 1998
 -------------------------
 Steven J. Orlando