Form 10-Q
period 1998-03-31
PACIFIC CREST CAPITAL INC
filed 1998-05-08
CIK 912048

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                  (MARK ONE)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                      OR

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ____________ TO _____________

COMMISSION FILE NUMBER 0-22732

                           PACIFIC CREST CAPITAL, INC.
-------------------------------------------------------------------------------
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                 95-4437818
  -------------------------------------     ----------------------------------
    (State of other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)

          30343 Canwood Street
        Agoura Hills, California                            91301
  -------------------------------------     ----------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No
                                                  ----    ----

Number of shares outstanding of each of the issuer's classes of common stock, as of May 13, 1998.

            Title of Each Class               Number of Shares Outstanding
            -------------------               ----------------------------
       Common Stock, $.01 par value                    2,967,367

         9.375% Cumulative Trust Preferred Securities of PCC Capital I

         Guarantee of Pacific Crest Capital, Inc. with respect to the 9.375% Cumulative Trust Preferred Securities of PCC Capital I

                          PACIFIC CREST CAPITAL, INC.

                                   FORM 10-Q

                                     INDEX


                                                                        Page No.


Part I - FINANCIAL INFORMATION...........................................  1

     Item I: Financial Statements........................................  1

          Consolidated Balance Sheets....................................  1

          Consolidated Statements of Operations..........................  2

          Consolidated Statements of Shareholders' Equity................  3

          Consolidated Statements of Cash Flows .........................  4

          Notes to Consolidated Financial Statements ....................  5

          Item 2: Management's Discussion and Analysis of Financial
          Condition and Results of Operations ...........................  8

Part II - OTHER INFORMATION ............................................. 15

SIGNATURES .............................................................. 16


                            PACIFIC CREST CAPITAL, INC.
                            CONSOLIDATED BALANCE SHEETS


----------------------------------------------------------------------------------------------------------
                                                                              MARCH 31,      DECEMBER 31,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                   1998              1997
----------------------------------------------------------------------------------------------------------
ASSETS                                                                      (UNAUDITED)         (AUDITED)
Cash                                                                           $    434          $  1,966
Securities purchased under resale agreements                                        654               426
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                         1,088             2,392
----------------------------------------------------------------------------------------------------------
U.S. government agency securities (Note 5):
      Held to maturity, at amortized cost                                         4,999             4,998
      Available for sale, at market                                             247,394           217,738
Loans
     Commercial mortgage                                                        228,020           223,902
     Business Loans - SBA                                                         6,743             5,711
     Residential mortgage                                                         1,591             1,593
     Commercial business/other                                                      390               690
----------------------------------------------------------------------------------------------------------
Total loans                                                                     236,744           231,896
Deferred loan fees                                                                  770               763
Allowance for loan losses                                                         4,307             4,100
----------------------------------------------------------------------------------------------------------
Net loans                                                                       231,667           227,033
Accrued interest receivable                                                       6,779             5,367
Prepaid expenses and other assets                                                 1,454             1,478
Deferred income taxes                                                             2,948             2,622
Other real estate owned                                                           2,023             2,064
Premises and equipment                                                              614               617
----------------------------------------------------------------------------------------------------------
Total assets                                                                   $498,966          $464,309
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing deposits:
     Savings accounts                                                          $198,871          $200,255
     Certificates of deposit                                                    140,683           131,213
     Money market checking                                                       18,291            16,703
----------------------------------------------------------------------------------------------------------
Total deposits                                                                  357,845           348,171
Reverse repurchase agreements                                                    34,100            21,500
Term borrowings                                                                  55,000            45,000
Company Obligated Mandatorily Redeemable Preferred Securities
   of Subsidiary Trust Holding Solely Junior Subordinated Debentures             17,250            17,250
----------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                                              464,195           431,921
Accrued interest and other liabilities                                            4,935             3,580
----------------------------------------------------------------------------------------------------------
Total liabilities                                                               469,130           435,501
----------------------------------------------------------------------------------------------------------
Shareholders' equity (Notes 6 and 7):
    Preferred stock, $.01 par value, 2,000,000 shares authorized
      no shares issued or outstanding                                                 -                 -
    Common stock, $.01 par value, 10,000,000
      shares authorized, 2,982,807 shares issued and
      outstanding at March 31, 1998, 2,971,946 shares
      issued and outstanding at December 31, 1997                                28,036            27,944
Retained earnings                                                                 1,950               849
Accumulated other comprehensive income                                            1,024             1,189
Common stock in treasury, at cost, 85,000 shares                                (1,174)           (1,174)
----------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                       29,836            28,808
----------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                     $498,966          $464,309
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
Book value per common share (Note 3)                                           $  10.30          $   9.97
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES.

                          PACIFIC CREST CAPITAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                                                  FOR THE QUARTER ENDED
                                                                                         MARCH 31,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                      1998              1997
----------------------------------------------------------------------------------------------------------
Interest income:
    Interest on loans, including fees                                            $6,219            $5,740
    Securities purchased under resale agreements                                      4                 4
    U.S. government sponsored agency securities
       Held to maturity                                                              95               814
       Available for sale                                                         4,269             1,119
----------------------------------------------------------------------------------------------------------
Total interest income                                                            10,587             7,677
Interest expense:
  Interest expense on interest-bearing deposits
     Savings accounts                                                             2,572             2,109
     Certificates of deposit                                                      1,948             1,366
     Money market checking accounts                                                 216               230
----------------------------------------------------------------------------------------------------------
Total interest expense on deposits                                                4,736             3,705
     Reverse repurchase agreements                                                  496               249
     Term borrowings                                                                785                 -
     Trust preferred securities                                                     404                 -
----------------------------------------------------------------------------------------------------------
Total interest expense                                                            6,421             3,954
----------------------------------------------------------------------------------------------------------
Net interest income                                                               4,166             3,723
Provision for loan losses                                                           200               230
----------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                               3,966             3,493
Noninterest income:
  Other noninterest income                                                          201               101
----------------------------------------------------------------------------------------------------------
Total noninterest income                                                            201               101
----------------------------------------------------------------------------------------------------------
Noninterest expense:
       Valuation adjustments to other real estate owned                               -               130
       Other real estate owned expenses                                              44                14
       Salaries and employee benefits                                             1,357             1,246
       Net occupancy expenses                                                       409               361
       FDIC insurance premiums                                                       10                25
       Credit and collection expenses                                                13                 -
       Communication and data processing                                            191               165
       Other expenses                                                               277               282
----------------------------------------------------------------------------------------------------------
          Total noninterest expense                                               2,301             2,223
----------------------------------------------------------------------------------------------------------
Income before income taxes                                                        1,866             1,371
Income tax provision (Note 2)                                                       765               547
----------------------------------------------------------------------------------------------------------
Net income                                                                       $1,101            $  824
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
Per share data (Note 3):
Basic earnings per common share                                                  $ 0.38            $ 0.28
----------------------------------------------------------------------------------------------------------
Weighted average basic common shares outstanding (in thousands)                   2,893             2,937
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
Diluted earnings per common share                                                $ 0.36            $ 0.27
----------------------------------------------------------------------------------------------------------
Weighted average diluted common shares outstanding (in thousands)                 3,058             3,045
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES.

                           PACIFIC CREST CAPITAL, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                          RETAINED     ACCUMULATED
                                           COMMON          TREASURY       EARNINGS        OTHER            TOTAL         TOTAL
                                      --------------------------------- (ACCUMULATED  COMPREHENSIVE    SHAREHOLDERS' COMPREHENSIVE
(DOLLARS AND SHARES IN THOUSANDS)     SHARES   AMOUNT   SHARES   AMOUNT    DEFICIT)       INCOME          EQUITY         INCOME
-----------------------------------------------------------------------------------------------------------------------------------
Balances at January 1, 1997            2,960  $27,838     (30)   $(255)    $(2,858)      $(257)          $24,468
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                               -        -        -        -       3,707           -            3,707         $3,707
  Other comprehensive income,
     net of tax:
     Unrealized gain on securities         -        -        -        -           -       1,446            1,446          1,446
          Total Comprehensive                                                                                          ------------
           income:                                                                                                       $5,153
  Issuance of common stock:
       Under employee stock
         purchase plan                     7       52        -        -           -           -               52
       Under non-employee directors'
         stock purchase plan               3       39        -        -           -           -               39
       Under employee stock option
         plan                              2       15        -        -           -           -               15
Purchase of treasury shares                -        -     (55)    (919)           -           -             (919)
-----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1997          2,972  $27,944     (85) $(1,174)        $849      $1,189          $28,808
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income:                              -        -        -        -       1,101           -            1,101         $1,101
  Other comprehensive income,
     net of tax
     Unrealized loss on securities         -        -        -        -           -       (165)             (165)          (165)
          Total Comprehensive                                                                                           -----------
            income:                                                                                                      $  936
  Issuance of common stock:
       Under employee stock
         purchase plan                     6       63        -        -           -           -              63
  Under employee stock option plan         5       29        -        -           -           -              29
-----------------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 1998             2,983  $28,036     (85) $(1,174)      $1,950       1,024          29,836
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES.

                          PACIFIC CREST CAPITAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


-------------------------------------------------------------------------------------------------------
                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
(DOLLARS IN THOUSANDS)                                                        1998              1997
-------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
     Net income                                                           $  1,101          $    824
     Adjustments to reconcile net income
        to net cash provided by operating activities:
          Provision for loan losses                                            200               230
          Valuation adjustments to OREO                                          -               130
          Depreciation and amortization                                         73                67
          Amortization of deferred loan fees                                  (109)              (73)
          Amortization/accretion of securities                                  (1)               (5)
      Changes in operating assets and liabilities:
          Accrued interest receivable                                       (1,412)           (2,015)
          Prepaid expenses and other assets                                     24               342
          Deferred income taxes                                               (147)              382
          Accrued interest and other liabilities                             1,355              (722)
-------------------------------------------------------------------------------------------------------
     Net cash provided by /(used in) operating activities                    1,084              (840)

INVESTING ACTIVITIES:
     Purchase of U.S. government sponsored securities:
          Held to maturity                                                       -           (14,997)
          Available for sale                                               (30,000)          (20,800)
     Net increase in loans                                                  (4,684)           (4,934)
     Purchases of equipment and leasehold improvements, net                    (70)              (42)
     Proceeds from sale of other real estate owned                               -               661
-------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                 (34,754)          (40,112)

FINANCING ACTIVITIES:
     Net (decrease)/increase in savings accounts                            (1,384)           14,281
     Net increase in CDs                                                     9,470             6,392
     Net increase/(decrease) in money market checking                        1,588            (1,566)
     Net increase in reverse repurchase agreements                          12,600            20,000
     Net increase in term borrowings                                        10,000                 -
     Proceeds from the issuance of common stock                                 92                61
-------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                              32,366            39,168
Net decrease in cash and cash equivalents                                   (1,304)           (1,784)
Cash and cash equivalents at beginning of period                             2,392             2,834
-------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                  $1,088            $1,050
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                                             $  6,593          $  3,896
     Income taxes                                                         $    150          $      -
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Transfers from loans to other real estate owned                           $      -          $    154
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES.

                          PACIFIC CREST CAPITAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                March 31, 1998

-------------------------------------------------------------------------------
NOTE 1.   BASIS OF PRESENTATION
-------------------------------------------------------------------------------
     The interim financial statements included herein have been prepared by Pacific Crest Capital, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Pacific Crest Capital, Inc. together with its subsidiaries is referred to as the "Company". Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's latest
Annual Report. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements, and the results of its operations for the interim period ended March 31, 1998, have been included. Certain reclassifications have been made to prior year amounts to conform to the 1998 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.
     Effective August 1, 1997, the Company's wholly owned subsidiary changed its name from Pacific Crest Investment and Loan to Pacific Crest Bank. The change is a change in name only with no changes in the charter or powers.

-------------------------------------------------------------------------------
NOTE 2.   INCOME TAXES
-------------------------------------------------------------------------------
     For the quarters ended March 31, 1998 and 1997, the Company estimated its provision for income taxes at $765,000 or 41.0% and $547,000 or 39.9%, respectively. The difference between the Company's statutory tax rate and its effective tax rate, for the quarters ended March 31, 1998 and 1997, was due to California tax deductions (credits) generated by the Company on loans made in special tax zones within California.

-------------------------------------------------------------------------------
NOTE 3.   COMPUTATION OF BOOK VALUE AND EARNINGS PER COMMON SHARE
-------------------------------------------------------------------------------
     Book value per common share was calculated by dividing total shareholders' equity by the number of common shares outstanding, less treasury shares, at March 31, 1998 and December 31, 1997. The number of common shares used in this calculation was 2,982,807, less 85,000 of treasury shares at March 31, 1998, and 2,971,946, less 85,000 treasury shares at December 31, 1997.
     Basic and diluted earnings per common share for the quarter ended March 31, 1998 and 1997, were determined by dividing net income by the weighted average common shares outstanding. For the diluted earnings per share computation, the common shares outstanding were adjusted to reflect the number of common stock equivalents outstanding based on the number of outstanding stock options issued by the Company utilizing the treasury stock method. See table below for the diluted earnings per share computations:


(DOLLARS AND SHARES IN THOUSANDS,
EXCEPT PER SHARE DATA)                                 QUARTER ENDED 3/31/98                   QUARTER ENDED 3/31/97
-------------------------------------------------------------------------------------   -----------------------------------
                                                                           PER SHARE                             PER SHARE
                                               NET INCOME      SHARES       AMOUNT      NET INCOME     SHARES      AMOUNT
                                               --------------------------------------   -----------------------------------
Basic EPS
Income available to common stockholders          $1,101        2,893         $0.38         $824         2,937     $ 0.28
                                               --------------------------------------   -----------------------------------
Effect of Dilutive Securities
Stock Options                                         -          165         (0.02)           -           108      (0.01)
Diluted EPS
                                               --------------------------------------   -----------------------------------
Income available to common stockholders          $1,101        3,058         $0.36         $824         3,045      $0.27
                                               --------------------------------------   -----------------------------------
                                               --------------------------------------   -----------------------------------


-------------------------------------------------------------------------------
NOTE 4.   CONTINGENCIES
-------------------------------------------------------------------------------
LITIGATION

     There is one lawsuit and claim pending against the Company which management considers incident to normal operation. Management, after review, including consultation with counsel, believes that any ultimate liability, if any, which could arise from this lawsuit and claim would not materially affect the consolidated financial position, results of operations or liquidity of the Company.

-------------------------------------------------------------------------------
NOTE 5.   INVESTMENT SECURITIES
-------------------------------------------------------------------------------
     U.S. government sponsored agency securities have been classified in the consolidated balance sheets according to management's intent. The carrying amount of securities and their approximate fair values at March 31, 1998 were as follows:


---------------------------------------------------------------------------------------------------------------
                                                        AMORTIZED           GROSS UNREALIZED        ESTIMATED
(DOLLARS IN THOUSANDS)                                     COST           GAINS          LOSSES     FAIR VALUE
---------------------------------------------------------------------------------------------------------------
U.S. government agency securities
     Held to maturity                                    $  4,999         $   37           $  -       $  5,036
     Available for sale                                   245,710          1,803            117        247,394
---------------------------------------------------------------------------------------------------------------
Total investment securities                              $250,709         $1,840           $117       $252,430
---------------------------------------------------------------------------------------------------------------

     The Company's security portfolio consists primarily of Federal Home Loan Bank (FHLB) and Federal National Mortgage Association (FNMA) securities. These securities have call features that allow the issuing agency to retire (call) the security prior to the securities stated maturity date. The Company's security portfolio have call dates ranging between three months through four years. The Company believes that the majority of its securities will be called by the issuing agency prior to their final maturity date. The following table reflects the scheduled maturities in the Company's investment securities portfolio at March 31, 1998:


                                                 AMORTIZED         FAIR                             AVERAGE
(DOLLARS IN THOUSANDS)                             COST            VALUE           YIELD              LIFE
-------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY SECURITIES:
     Due from five to ten years                  $  4,999        $  5,036           7.57%          8.6 years
                                                 ------------------------------------------------------------
Total held-to-maturity securities:               $  4,999        $  5,036           7.57%          8.6 years
                                                 ------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES:
     Due from one to five years                  $ 15,000        $ 15,056           6.55%          4.2 years
     Due from five to ten years                   220,710         222,397           7.05%          8.4 years
     Due over ten years                            10,000           9,941           7.00%         10.8 years
                                                 ------------------------------------------------------------
Total available-for-sale securities:             $245,710        $247,394           7.01%          8.2 years
                                                 ------------------------------------------------------------
                                                 ------------------------------------------------------------
Total investment securities                      $250,709        $252,430           7.03%          8.2 years
                                                 ------------------------------------------------------------

     U.S. government sponsored agency securities carried at $96.2 million were pledged to secure borrowings aggregating $89.1 million at March 31, 1998.

-------------------------------------------------------------------------------
NOTE 6.   CAPITAL
-------------------------------------------------------------------------------
     At March 31, 1998, 10,000,000 shares of $0.01 par value common stock were authorized of which, 2,982,807 shares were issued and outstanding. The Company issued 5,608 shares of common stock on January 2, 1998 for employees participating in the Employee Stock Purchase Plan. The Company also issued 490 shares of common stock on January 21, 1998 for the Non-Employee Directors' participating in the Non-Employee Directors' Stock Purchase Plan. The Company issued 4,763 shares of common stock for employees exercising vested stock options under the Company's stock option plan during the first quarter of 1998.
     Pacific Crest Bank is required to maintain certain minimum capital levels and must maintain certain capital ratios to be considered "well capitalized" under the prompt corrective action provisions of the FDIC Improvement Act.
     The following table sets forth Pacific Crest Bank's regulatory capital ratios at March 31, 1998, and December 31, 1997:


REGULATORY CAPITAL RATIOS                       AT MARCH 31, 1998                      AT DECEMBER 31, 1997
                                      -------------------------------------      --------------------------------
PACIFIC CREST BANK                    REQUIRED        ACTUAL        EXCESS       REQUIRED      ACTUAL     EXCESS
------------------------------------------------    ----------     --------      ---------    --------   --------
Leverage capital ratio                  4.00%         7.45%          3.45%         4.00%       7.53%       3.53%
Tier I risk-based capital ratio         4.00%        12.22%          8.22%         4.00%      12.02%       8.02%
Total risk-based capital ratio          8.00%        13.47%          5.47%         8.00%      13.27%       5.27%
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------
NOTE 7.   DIVIDENDS
-------------------------------------------------------------------------------
     As a Delaware corporation, Pacific Crest Capital, Inc., (the parent), may pay common dividends out of surplus or, if there is no surplus, from net profits for the current and preceding fiscal year. The parent has approximately $9.5 million in cash plus investments, less current liabilities and short-term debt at March 31, 1998. However, these funds are also necessary to pay future operating expenses of the parent company, interest expense on the $17.3 million in subordinated debentures, and possibly future capital infusion into Pacific Crest Bank. Without dividends from Pacific Crest Bank, the parent must rely solely on existing cash, investments and borrowings.
     Pacific Crest Bank's ability to pay dividends to the parent is restricted by California state law, which requires that retained earnings are available to pay the dividend. At March 31, 1998, Pacific Crest Bank had unrestricted retained earnings of $4.9 million available for dividend payments.

-------------------------------------------------------------------------------
NOTE 8.   COMPREHENSIVE INCOME
-------------------------------------------------------------------------------
     The following table reflects the tax effect of other comprehensive income for the Company as of March 31, 1998:


                                                       FOR THE PERIODS ENDED MARCH 31
(DOLLARS IN THOUSANDS)                                       1998           1997
--------------------------------------------------------------------------------------
Other comprehensive income (loss)
     Unrealized gain/(loss) on U.S. agency securities       (280)        (1,028)
Tax (expense)/benefit                                        115            423
--------------------------------------------------------------------------------------
Total other comprehensive income (loss), net of taxes       (165)          (605)
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of the major factors that influenced the consolidated financial performance of the Company for the quarter ended March 31, 1998. This analysis should be read in conjunction with the Company's 1997 Annual Report on Form 10-K and with the unaudited financial statements and notes as set forth on pages 1 through 7 of this report.
     The following discussion and analysis is intended to provide greater details of the results of operations and financial condition of the Company. The following discussion should be read in conjunction with the information in the Company's consolidated financial statements and notes thereto and other financial data included elsewhere herein. Certain statements under this caption constitute "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995, and as such, may involve risks and uncertainties. The Company's actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which the Company conducts its operations, fluctuations in interest rates, credit quality and governmental regulation.
     The following table sets forth certain selected financial data concerning the Company for the periods indicated:


----------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL DATA                                                      FOR THE THREE MONTHS ENDED
                                                    ------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                 3/31/98       12/31/97         9/30/97         6/30/97      3/31/97
----------------------------------------------------------------------------------------------------------------------------
                                                      Unaudited      Unaudited       Unaudited       Unaudited    Unaudited
AVERAGE BALANCE
     Average Loans                                     $230,479       $231,641        $227,533        $221,270     $210,606

     Average Earning Assets                             481,503        463,862         373,817         342,090      316,846

     Average Assets                                     491,140        472,924         380,467         348,968      325,690

     Average Deposits                                   351,178        345,416         316,474         297,936      280,133

     Average Equity                                      29,405         28,399          26,811          25,423       24,739

PERFORMANCE RATIOS
     Return on average assets (1)                          0.90%          0.86%           1.01%          1.04%         1.02%

     Return on average common equity (1)                  14.98%         14.32%          14.31%         14.25%        13.32%

     Net interest margin (2)                               3.51%          3.67%           4.24%          4.42%         4.77%

CAPITAL AND LEVERAGE RATIOS (3)
   Risk-based capital ratios:
     Tier one                                             12.22%         12.02%          12.04%         10.13%        10.23%
     Total                                                13.47%         13.27%          13.29%         11.38%        11.48%
   Leverage capital ratio (4)                              7.45%          7.53%           8.24%          7.07%         7.36%

ASSET QUALITY RATIOS
     Allowance for loan losses to total loans              1.83%          1.77%           1.68%          1.67%         1.62%

     Allowance for loan losses to nonaccrual loans      1889.04%       1798.25%         187.31%        176.10%       506.98%

     Total nonperforming assets to total assets (5)        0.45%          0.49%           0.89%          1.10%         1.02%
----------------------------------------------------------------------------------------------------------------------------

(1)  Calculations based upon annualized net income.
(2) Net interest margin is calculated by dividing annualized net income by average earning assets.
(3)  Capital ratios of Pacific Crest Bank only.
(4)  Calculation is based on quarter end asset balances of Pacific Crest Bank.
(5) Non-performing assets include nonaccrual loans and other real estate owned ("OREO") and exclude troubled debt restructurings.

RESULTS OF OPERATIONS

NET INTEREST INCOME ANALYSIS

     The following tables, for the quarter ended March 31, 1998 and 1997, present the distribution of average assets, liabilities and stockholders' equity, the total dollar amount of interest income from average interest-earning assets, the resultant yields and the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. All average balances are daily average balances. Nonaccrual loans have been included in the table as loans, having a zero yield.

AVERAGE BALANCES, INTEREST INCOME AND EXPENSE, YIELDS AND RATES


                                                                              Three Months Ended March 31,
                                                  -----------------------------------------------------------------------------
                                                                      1998                                   1997
                                                  -----------------------------------------------------------------------------
                                                                    Interest      Average                  Interest    Average
                                                   Average           Earned/       Yield/      Average      Earned/    Yield/
(DOLLARS IN THOUSANDS)                             Balance            Paid          Rate       Balance       Paid       Rate
-------------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
    Loans (1)                                      $230,479          $6,219         10.94%     $210,606      $5,740    11.05%
    Repurchase agreements                               261               4          6.22%          337           4     4.81%
    U.S. government sponsored
        agency securities:
            Available for sale                      245,765           4,269          6.95%       63,667       1,119     7.03%
            Held to maturity                          4,998              95          7.60%       42,236         814     7.71%
-------------------------------------------------------------------------------------------------------------------------------
    Total  interest-earning assets (1)              481,503          10,587          8.92%      316,846       7,677     9.83%
    Other real estate owned                           2,042                                       3,385
    Other noninterest earning assets                 11,808                                       8,983
    Less allowance for loan losses                    4,213                                       3,524
-------------------------------------------------------------------------------------------------------------------------------
    Total assets                                   $491,140                                    $325,690
-------------------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES:
     Savings accounts                              $198,878           2,572          5.24%     $164,260       2,109     5.21%
     Certificates of deposit                        134,664           1,948          5.87%       96,657       1,366     5.73%
     Money market checking                           17,636             216          4.97%       19,216         230     4.85%
     Reverse repurchase agreements                   34,557             496          5.82%       18,153         249     5.56%
     Term borrowings                                 54,333             785          5.86%            -           -        -
     Trust preferred securities                      17,250             404          9.37%            -           -        -
-------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities             457,318           6,421          5.69%      298,286       3,954     5.38%
     Non interest-bearing liabilities                 4,417                                       2,665
     Shareholders' equity                            29,405                                      24,739
-------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and
         shareholders' equity                      $491,140                                    $325,690
-------------------------------------------------------------------------------------------------------------------------------
     Net interest income                                            $ 4,166                                  $3,723
     Net interest rate spread (2)                                                    3.23%                              4.45%
     Net interest-earning assets                   $ 24,185                                    $ 18,560
     Net interest margin (3)                                                         3.51%                              4.77%
     Average interest-earning assets to
         average interest bearing liabilities                         105.3%                                  106.2%
-------------------------------------------------------------------------------------------------------------------------------

(1)  Calculated net of deferred loan fees.
(2) Net interest rate spread represents the average yield earned on interest-earning assets, less the average rate paid on interest-bearing liabilities.
(3) Net interest margin is computed by dividing net interest income by total average earning assets.

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


                                                         ----------------------------------------
                                                                  For the Quarter Ended
                                                                      March 31, 1998
                                                         ----------------------------------------
                                                                  1998 compared to 1997
                                                                Increase (decrease) due to
                                                         ----------------------------------------
                                                                                          Net
(DOLLARS IN THOUSANDS)                                     Volume           Rate         Change
-------------------------------------------------------------------------------------------------
CHANGES IN INTEREST INCOME:
  Loans                                                    $  537          $ (58)        $  479
  Repurchase agreements                                        (1)             1              -
  U.S. government agency securities:
         Available for sale                                 3,121             29          3,150
         Held to maturity                                    (698)           (21)          (719)
-------------------------------------------------------------------------------------------------
   Total change in interest income                          2,959            (49)         2,910
-------------------------------------------------------------------------------------------------
CHANGES IN INTEREST EXPENSE:
  Savings accounts                                            448             15            463
  Certificates of deposit                                     549             33            582
  Money market checking                                       (19)             5            (14)
  Reverse repurchase agreements                               235             12            247
  Term borrowings                                             785              -            785
  Trust preferred securities                                  404              -            404
-------------------------------------------------------------------------------------------------
  Total change in interest expense                          2,402             65          2,467
-------------------------------------------------------------------------------------------------
    Changes in net interest income                         $  557          $(114)        $  443
-------------------------------------------------------------------------------------------------

DETAILED COMPARISONS OF FINANCIAL RESULTS

EARNINGS PERFORMANCE

     Net income was $1.1 million (or $0.36 per common share on a diluted basis) for the quarter ended March 31, 1998, compared to $824,000 (or $0. 27 per common share on a diluted basis) for the corresponding period in 1997. The improvement in the first quarter of 1998 over the comparable period in 1997 is primarily attributable to an increase in the Company's net interest income, which was the result of the Company increase in its interest-earning assets by $164.7 million.

NET INTEREST INCOME

     Net interest income increased by $443,000 or 11.9% to $4.2 million for the quarter ended March 31, 1998 compared to the same period of 1997. The increase in net interest income during the quarter ended March 31, 1998 was primarily the result of an increase of $164.7 million in the Company's average balance of interest earning assets between the 1998 and 1997 periods. The Company's net interest rate spread and net interest margin, both decline by approximately 120 basis points between the quarter ended March 31, 1998 and March 31, 1997. These declines were anticipated by the Company, as the Company implemented a strategic repositioning of its balance sheet. The Company, in order to more effectively leverage its capital, increased its holdings of U.S. Agency Securities during the second, third and fourth quarters of 1997. The increase of U.S. Agency Securities, while improving both total interest income and net interest income, resulted in the decline in the net interest margin and net interest rate spread.
     The net interest rate spread is defined as the yield on interest-earning assets less the rates paid on interest-bearing liabilities. The net interest rate spread for the quarter ended March 31, 1998 and 1997 was 3.23% and 4.45%, respectively. The decline in the spread between the 1998 and 1997 periods is the result of an increase of 31 basis points in the rates paid on interest-bearing liabilities between the two periods, in addition to a decline of 91 basis points on the interest-earning assets. The decline in the yield of the interest-earning asset yield is the result of increasing a greater percentage of the Company's earning assets into lower yielding U.S. agency securities versus higher yielding loan assets.
     The net interest margin is defined as the difference between interest income and interest expense divided by the average interest-earning assets. The net interest margin for the quarter ended March 31, 1998 and 1997, was 3.51% and 4.77%, respectively. The decline in the margin is the result of the reduced net interest rate spread, and the change in the composition of the balance sheet. Loans, the highest yielding asset, have decreased as a percentage of average interest-earning assets while the Company's holdings in the lower yielding U.S. government sponsored agency securities have increased as a percentage of average interest-earning assets. Additionally, the Company has financed a portion of these security purchases with borrowings, including the issuance of the trust preferred securities, which on average, cost the Company more than deposits.

     The following table sets forth the composition of average interest-earning and average interest-bearing liabilities by category, and by the percentage of each category to the total, for the three months ended March 31, 1998 and 1997, including the change in average balance and yield/rate between these respective periods:


                                    -----------------------------------------------------------------------------------------------
                                             March 31, 1998                   March 31, 1997              Avg. Bal. Net Change
                                    -----------------------------------------------------------------------------------------------
                                                    %          Avg.                     %        Avg.                        Yield/
                                     Average      Compo-      Yield/     Average      Compo-    Yield/                        Rate
(DOLLARS IN THOUSANDS)               Balance      sition       Rate      Balance      sition     Rate       $         %      Change
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST EARNING ASSETS:
  Loans                              $230,479      47.9%      10.94%    $210,606      66.5%    11.05%   $ 19,873   (18.6%)   (0.11%)
  Repurchase agreements                   261      0.00        6.22%         337       0.1%     4.81%        (76)    0.0%     1.41%
  U.S. government agency securities   250,763      52.1%       6.96%     105,903      33.4%     7.30%    144,860    18.7%    (0.34%)
-----------------------------------------------------------------------------------------------------------------------------------
   Total interest earning assets      481,503     100.0%       8.92%     316,846     100.0%     9.83%    164,657             (0.91%)
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST BEARING LIABILITIES:
  Deposits                            351,178      76.8%       5.47%     280,133      93.9%     5.36%     71,045   (17.1%)    0.11%
  Borrowings                           88,890      19.4%       5.84%      18,153       6.1%     5.56%     70,737    13.3%     0.28%
  Trust preferred securities           17,250       3.8%       9.37%           -       -        -         17,250     3.8%     9.37%
-----------------------------------------------------------------------------------------------------------------------------------
  Total interest bearing liabilities $457,318     100.0%       5.69%    $298,286     100.0%     5.38%   $159,032              0.31%
-----------------------------------------------------------------------------------------------------------------------------------

TOTAL INTEREST INCOME

     Total interest income increased by $2.9 million or 37.9% to $10.6 million for the quarter ended March 31, 1998 compared to the same period of 1997. This increase was primarily due to an increase in the average balance of interest earning assets of $164.7 million for the quarter ended March 31, 1998 over the comparable period in 1997. Average interest-earning assets increased between the first quarter of 1997 and 1998 as a result of the growth in the loan portfolio and the purchase of U.S. government sponsored agency securities. Partially offsetting these increases, the overall yields on the Company's interest-earning assets decreased by 91 basis points for the quarter ended March 31, 1998 from the comparable periods in 1997. This decline is due to the change in the composition of interest-earning assets which is detailed above and the reduced yields earned on commercial loans. The primary reason for the decline in the overall loan portfolio yield is due to the replacement of seasoned higher yielding loans being paid off, with newly originated lower yielding loans. This reflects the increased competitive rate pressure in the marketplace.
     The substantial increase in the average balances of the Company's U.S. government sponsored agency securities for the quarter ended March 31, 1998, reflects the Company's effort to optimize earnings by more effectively leveraging capital with the purchase of these securities.

TOTAL INTEREST EXPENSE

     Total interest expense for the quarter ended March 31, 1998 increased by $2.5 million or 62.4% compared to the same period of 1997. The increase in interest expense resulted from an increase in the average balance of interest-bearing liabilities of $159.0 million for the quarter ended March 31, 1998, as compared to the same period of 1997. Average interest-bearing liabilities continue to rise to fund the growth of the Company. The growth has primarily been in certificates of deposit, but also includes growth in borrowings and trust preferred capital securities. Contributing to these increases, were increases in the rates paid on interest-bearing liabilities during 1998. The rates paid on the Company's interest-bearing liabilities increased from 5.38% to 5.69%, or 31 basis points, during the quarter ended March 31, 1998, compared to the same period in 1997. The increase in the rates paid on the Company's interest-bearing liabilities reflects the change in the composition of interest bearing liabilities as detailed above, and the change in market interest rates between the 1998 and 1997 periods. The change in the composition of the interest-bearing liabilities for the quarter ended March 31, 1998, reflects a shift in the Company's strategy to fund a portion of the growth in assets from sources other than deposit liabilities. This shift is reflected in the growth of borrowings and the issuance of the trust preferred securities.

PROVISION FOR LOAN LOSSES

     During the quarter ended March 31, 1998, the Company's provision for loan loss declined by $30,000 to $200,000, compared to the same period in 1997. The decline in the provision is the result of management's evaluation of current portfolio loan loss exposure. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. The calculation of the adequacy of the allowance for loan losses is based on several factors, including underlying loan collateral values, delinquency trends and historical loan loss experience. The ratio of nonaccrual loans to total loans, net of deferred loan fees, was .10% at March 31, 1998 and at December 31, 1997. The ratio of the allowance for loan losses to nonaccrual loans was 1889% at March 31, 1998 and 1798% at December 31, 1997. The allowance for loan losses as a percentage of loans stood at 1.83% at March 31, 1998, compared to 1.77% at December 31, 1997.

NONINTEREST INCOME

     Noninterest income for the quarter ended March 31, 1998 increased by $100,000 as compared to the same period in 1997. This increase was primarily the result of the high volume of loan originations and loan payoffs in the first quarter of 1998, as compared with the same period in 1997, which resulted in increased loan origination income and loan prepayment fees.

NONINTEREST EXPENSE

     The following table sets forth certain information with respect to the Company's noninterest expenses for the quarter ended March 31, 1998:


                                                          --------------------------------------------------------
NONINTEREST EXPENSE ANALYSIS                                            For the Quarter Ended March 31
------------------------------------------------------------------------------------------------------------------
                                                                   AMOUNTS                        CHANGE
(DOLLARS IN THOUSANDS)                                       1998           1997             $                %
------------------------------------------------------------------------------------------------------------------
Valuation adjustments to other real estate owned           $    -         $  130           (130)          (100.0%)
Other real estate owned expense                                44             14             30            214.3%
Salaries and employee benefits                              1,357          1,246            111              8.9%
Net occupancy expenses                                        409            361             48             13.3%
FDIC insurance premiums                                        10             25            (15)           (60.0%)
Credit and collections expenses                                13              -             13            100.0%
Communication and information systems                         191            165             26             15.8%
Other expenses                                                277            282             (5)            (1.8%)
------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                  $2,301         $2,223             78              3.5%
------------------------------------------------------------------------------------------------------------------

     Noninterest expense for the quarter ended March 31, 1998 increased $78,000, or 3.5%, over the same period in 1997. These changes are detailed on the table above and significant changes in noninterest expense are described below.
     The valuation adjustment to OREO for the first quarter ended March 31, 1998 decreased by $130,000 compared to the same period in 1997. The Company recorded OREO valuation adjustment on two OREO properties in 1997, while no OREO property writedowns were necessary during the first quarter of 1998.
     Salaries and employee benefits for the quarter ended March 31, 1998, increased by $111,000, or 8.9%, as compared to the same period in 1997. The increase is partially the result of an increased marketing and administrative bonus accrual in 1998 versus 1997. In addition, the Company provided an approximate 4% salary increase to most employee base salaries in January 1998.

INCOME TAX PROVISION

     For the quarters ended March 31, 1998 and 1997, the Company estimated its provision for income taxes at $765,000 or 41% and $547,000 or 39.9%, respectively. The difference between the Company's statutory tax rate and its effective tax rate, for the quarters ended March 31, 1998 and 1997, was due to California tax deductions (credits) generated by the Company on loans made in special tax zones within California.

FINANCIAL CONDITION

SUMMARY OF CHANGES IN BALANCE SHEET
MARCH 31, 1998 COMPARED TO DECEMBER 31, 1997

     Total assets of the Company increased to $499.0 million at March 31, 1998 from $464.3 million at December 31, 1997, a $34.7 million increase. This increase reflects the purchase of $30.0 million of investment securities and $4.7 million of loan originations, net of loan maturities and payoffs, during the first three months of 1998. The Company funded this asset growth by increasing its interest bearing liabilities by $32.3 million to $464.2 million at March 31, 1998 from $431.9 million at December 31, 1997. The increase in interest bearing liabilities reflects an increase in new deposits of $9.7 million, primarily due to the growth in the Company's certificates of deposit balances that grew $9.5 million during the first quarter of 1998. Borrowings in reverse repurchase agreements were increased by $12.6 million to $34.1 million at March 31, 1998. Additionally, the Company increased its term borrowings by $10.0 million to $55.0 million at March 31, 1998.
     Loans, net of deferred fees and the allowance for loan losses, increased by $4.6 million to $231.7 million at March 31, 1998, from $227.0 million at December 31, 1997. The Company originated $17.7 million in new real estate and business loans during the first three months ended March 31, 1998. Off-setting these originations, the Company experienced $11.3 million in loan payoffs during the three months ended March 31, 1998.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses at March 31, 1998 increased by $207,000 from the level at December 31, 1997, and represents 1.83% of outstanding loans at March 31, 1998. The increase in the general loan loss reserve from $4.1 million at

December 31, 1997 to $4.3 million at March 31, 1998 reflects a recovery of $7,000, in addition to the $200,000 in loan loss provision added to the reserve for the first quarter of 1998. Management and the Board of Directors regularly review loan performance and the adequacy of the allowance for loan losses.
     The following table sets forth certain information with respect to the Company's allowance for loan losses and valuation adjustment to OREO as of the dates or for the periods indicated:


ALLOWANCE FOR LOAN LOSSES                                        AT OR FOR THE PERIOD ENDED MARCH 31,
                                                                --------------------------------------
(DOLLARS IN THOUSANDS)                                                   1998              1997
------------------------------------------------------------------------------------------------------
Balance at beginning of period                                         $4,100            $3,400
Commercial real estate mortgages:
Chargeoffs                                                                  -              (152)
Recoveries                                                                  7                10
Provision for loan losses:                                                200               230
------------------------------------------------------------------------------------------------------
Balance at end of period:                                              $4,307            $3,488
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------
Allowance for loan losses as a % of loans                                1.83%             1.62%
Net loan (recoveries)/charge-offs                                      $   (7)           $  142
Valuation adjustment to OREO                                                -               130
------------------------------------------------------------------------------------------------------
Total net loan (recoveries)/charge-offs & OREO valuation adjustment    $   (7)           $  272
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------

NON-PERFORMING AND RESTRUCTURED ASSETS

     The following table sets forth loans accounted for on a nonaccrual basis, OREO and loans that were impaired due to the loans being restructured at the dates indicated:


                                                                       MARCH 31,        DECEMBER 31,
(DOLLARS IN THOUSANDS)                                                   1998              1997
-----------------------------------------------------------------------------------------------------
Nonaccrual loans                                                       $  228            $  228
Other real estate owned                                                 2,023             2,064
-----------------------------------------------------------------------------------------------------
Total nonaccrual loans and OREO                                        $2,251            $2,292
-----------------------------------------------------------------------------------------------------
Total nonperforming assets to total assets                               0.45%             0.49%
-----------------------------------------------------------------------------------------------------
Other impaired loans (restructured loans)                              $    -            $  899
-----------------------------------------------------------------------------------------------------

NONACCRUAL LOANS

     Nonaccrual loans are loans, not classified as "troubled debt restructurings" or OREO, that show little or no current payment ability. These loans are supported, however, by collateral or cash flow that support the collectibility of the Company's remaining book balance, after consideration of the allowance for loan losses. The Company had one nonaccrual loan at March 31, 1998, totaling $228,000. Nonaccrual loan balances are net of any prior write-offs, but any specifically assigned portions of the general allowance for loan losses are not deducted from the nonaccrual loan balances above.

OTHER REAL ESTATE OWNED

     Assets classified as OREO include foreclosed real estate owned by the Company. The Company had four properties in this category at March 31, 1998, totaling $2.0 million. The Company makes valuation adjustments to its OREO, based on the most recent collateral appraisal data and other relevant information which effectively reduces the book value of such assets to the estimated fair market value less selling cost of the properties. The fair value of the real estate takes into account the real estate values net of expenses such as brokerage commission, past due property taxes, property repair expenses, and other items. The estimated sale price does not necessarily reflect the appraisal values which management believes, in some cases, may be higher than what could be realized in a sale of the OREO.

REVERSE REPURCHASE AGREEMENTS

     The Company increased its short term borrowing at March 31, 1998 by $12.6 million to $34.1 million, from $21.5 million at December 31, 1997. The rates paid on this short term debt average 5.82% during the first quarter of 1998. The Company continued to utilize these borrowing lines to cover the short term financing needs for loan fundings and investment security purchases.

TERM BORROWINGS

     The Company borrowed an additional $10.0 million of term debt during the first quarter of 1998. The Company has a total of $85.0 million of term borrowing lines, of which $55.0 million had been borrowed against at March 31, 1998. This debt is secured by pledging specific amounts of specific securities of the Company's U.S. government sponsored agency securities portfolio. These secured borrowing have an original five year maturity with a two-year, one-time call option. The table reflects the attributes of the Company's term borrowings.


(DOLLARS IN THOUSANDS)                           CALL DATE    MATURITY DATE   AMOUNT
----------------------------------------------------------------------------------------
5.82% five-year term borrowings                    09/99          09/02       $25,000
5.78% five-year term borrowings                    10/99          10/02        10,000
5.63% five-year term borrowings                    12/99          12/02        10,000
5.48% five-year term borrowings                    01/00          01/03        10,000
----------------------------------------------------------------------------------------
Total term borrowings                                                         $55,000
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------

CAPITAL RESOURCES

     The Company's objective is to maintain a strong level of capital that will support consistent and sustained asset growth, anticipated credit risks and to ensure that regulatory and industry capital guidelines and standards are maintained. Pacific Crest Bank is subject to leverage and risk-based capital adequacy standards applicable to FDIC insured institutions. At March 31, 1998, Pacific Crest Bank was in compliance with all such capital requirements.
     Shareholders' equity increased by $1.0 to $29.8 million at March 31, 1998. This increase reflects the increase to shareholders' equity by the first quarter net income of $1.1 million and a $92,000 increase resulting from the purchase of stock under the employee and directors' stock purchase plans. This increase was partially offset by a $165,000 decrease in accumulated other comprehensive income.
     Pacific Crest Bank is required to maintain certain minimum capital levels and must maintain certain capital ratios to be considered "well capitalized" under the prompt corrective action provisions of the FDIC Improvement Act.
     The following table sets forth Pacific Crest Bank's regulatory capital ratios at March 31, 1998, and December 31, 1997:


REGULATORY CAPITAL RATIOS                           AT MARCH 31, 1998                      AT DECEMBER 31, 1997
                                       ----------------------------------------   -------------------------------------
PACIFIC CREST BANK                      Required          Actual       Excess      Required       Actual       Excess
----------------------------------------------------   ------------  ----------   -----------   ----------   ----------
Leverage capital ratio                    4.00%            7.45%        3.45%         4.00%        7.53%        3.53%
Tier 1 risk-based capital ratio           4.00%           12.22%        8.22%         4.00%       12.02%        8.02%
Total risk-based capital ratio            8.00%           13.47%        5.47%         8.00%       13.27%        5.27%
-----------------------------------------------------------------------------------------------------------------------

LIQUIDITY

     The Company's primary sources of funds are deposits and payments of principal and interest on loans. While maturities and scheduled principal amortization on loans are a reasonable predictable source of funds, deposit flows and mortgage loan prepayments are greatly influenced by the level of interest rates, economic conditions, and competition.
     The Company's holdings of cash and cash equivalents during the three months ended March 31, 1998 remained relatively level, decreasing $1.3 million to $1.1 million at March 31, 1998 from $2.4 million at December 31, 1997. The Company purchased $30.0 million of U.S. government sponsored agency securities, net of maturities, calls and sales during the first quarter of 1998.
     Loans, net of deferred fees and the allowance for loan losses, increased by $4.6 million to $231.7 million at March 31, 1998, from $227.0 million at December 31, 1997. The Company originated $17.7 million in new real estate and business loans during the first three months ended March 31, 1998. Off-setting these originations, the Company experienced $11.3 million in loan payoffs during the three months ended March 31, 1998.
     The Company partially funded its asset growth for the quarter ended March 31, 1998 by raising $9.5 million in certificates of deposits and $1.6 million in money market checking accounts. These deposit increases were slightly offset by a decrease of $1.4 million in its savings account balances. The Company has continued with its shift in its funding strategy, from funding a portion of its asset growth from sources other than deposit liabilities. This shift reflects the growth of $12.6 million in reverse repurchase agreement borrowings and $10.0 million in term borrowings, during the first quarter of 1998.
     The liquidity of the parent company, Pacific Crest, is dependent on several factors, including the payment of cash dividends by its subsidiary, Pacific Crest Bank, or the ability to secure borrowings. Without dividends from Pacific Crest Bank, Pacific Crest must rely solely on existing cash and investments, or the ability to secure borrowings. Cash plus investments less current liabilities and short-term debt totaled $9.5 million at March 31, 1998. This amount is necessary to pay future operating expenses, existing current liabilities, the interest cost associated with the subordinated debt security issued in September of 1997, and for the possible infusion of capital into Pacific Crest Bank. The interest on the Junior Subordinated Debentures will be paid by Pacific Crest to the Trust, and represents the sole revenues of the Trust and the source of dividend distributions by the Trust to the holders of the Capital Trust Securities.
     Pacific Crest Bank's ability to pay dividends to Pacific Crest is restricted by California state law, which requires that sufficient retained earnings are available to pay the dividend. Pacific Crest Bank had retained earnings of $4.9 million at March 31, 1998. The total amount of retained earnings is unrestricted and available for dividend payments.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Not applicable.

ITEM 2.   CHANGES IN SECURITIES

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5.   OTHER INFORMATION

          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Not applicable.

     (b)  REPORTS ON FORM 8-K:

          Not applicable.

                                    SIGNATURES

     Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          PACIFIC CREST CAPITAL, INC.


Date:     May 8, 1998                 /s/ Gary Wehrle
       -----------------            ---------------------------------
                                          Gary Wehrle
                                 President and Chief Executive Officer



Date:     May 8, 1998               /s/ Robert J. Dennen
       -----------------            ---------------------------------
                                        Robert J. Dennen
                                Vice President, Chief Financial Officer
                                       Corporate Secretary