Form 10-Q
period 1998-06-30
PACIFIC CREST CAPITAL INC
filed 1998-08-13
CIK 912048

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-Q

                                     (Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1998

                                         or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to _____________

Commission file number 0-22732


                           PACIFIC CREST CAPITAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                           95-4437818
-----------------------------------                         --------------------
  (State of other jurisdiction of                             (I.R.S. Employer
   incorporation or organization)                            Identification No.)

        30343 Canwood Street
      Agoura Hills, California                                     91301
--------------------------------------------                --------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---


Number of shares outstanding of each of the issuer's classes of common stock, as of August 13, 1998.


             Title of Each Class                 Number of Shares Outstanding
             -------------------                 ----------------------------
         Common Stock, $.01 par value                     2,985,217

            9.375% Cumulative Trust Preferred Securities of PCC Capital I

             Guarantee of Pacific Crest Capital, Inc. with respect to the
            9.375% Cumulative Trust Preferred Securities of PCC Capital I

                            PACIFIC CREST CAPITAL, INC.

                                     FORM 10-Q

                                       INDEX



                                                                      Page No.
Part I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . .  1

     Item 1: Financial Statements. . . . . . . . . . . . . . . . . . . .  1

               Consolidated Balance Sheets . . . . . . . . . . . . . . .  1

               Consolidated Statements of Operations . . . . . . . . . .  2

               Consolidated Statements of Shareholders' Equity . . . . .  3

               Consolidated Statements of Cash Flows . . . . . . . . . .  4

               Notes to Consolidated Financial Statements. . . . . . . .  5

     Item 2: Management's Discussion and Analysis of Financial Condition
               and Results of Operations . . . . . . . . . . . . . . . .  8

     Item 3:  Quantitative and Qualitative Disclosure
               About Market Risk . . . . . . . . . . . . . . . . . . . . 17

Part II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . 19

SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20


                             PACIFIC CREST CAPITAL, INC.
                             CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------
                                                                                  JUNE 30,     DECEMBER 31,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                       1998            1997
-----------------------------------------------------------------------------------------------------------
ASSETS                                                                          (UNAUDITED)      (AUDITED)
Cash                                                                              $  4,270       $  1,966
Securities purchased under resale agreements                                         1,801            426
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                            6,071          2,392
-----------------------------------------------------------------------------------------------------------
Investment Securities (Note 5):
      Held to maturity, at amortized cost                                            4,999          4,998
      Available for sale, at market                                                278,934        217,738
Loans
     Commercial mortgage                                                           217,383        223,902
     Business Loans - SBA                                                            6,087          5,711
     Residential mortgage                                                            1,590          1,593
     Commercial business/other                                                         365            690
-----------------------------------------------------------------------------------------------------------
Total loans                                                                        225,425        231,896
Deferred loan fees                                                                     696            763
Allowance for loan losses                                                            4,525          4,100
-----------------------------------------------------------------------------------------------------------
Net loans                                                                          220,204        227,033
Accrued interest receivable                                                          5,974          5,367
Prepaid expenses and other assets                                                    2,512          1,478
Deferred income taxes                                                                2,421          2,622
Other real estate owned                                                                971          2,064
Premises and equipment                                                                 682            617
-----------------------------------------------------------------------------------------------------------
Total assets                                                                      $522,768       $464,309
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing deposits:
     Savings accounts                                                             $196,322       $200,255
     Certificates of deposit                                                       164,940        131,213
     Money market checking                                                          18,586         16,703
-----------------------------------------------------------------------------------------------------------
Total deposits                                                                     379,848        348,171
Reverse repurchase agreements                                                       15,000         21,500
Term borrowings                                                                     76,000         45,000
Company Obligated Mandatorily Redeemable Preferred Securities
   of Subsidiary Trust Holding Solely Junior Subordinated Debentures                17,250         17,250
-----------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                                                 488,098        431,921
Accrued interest and other liabilities                                               4,092          3,580
-----------------------------------------------------------------------------------------------------------
Total liabilities                                                                  492,190        435,501
-----------------------------------------------------------------------------------------------------------
Shareholders' equity (Notes 6 and 7):
    Preferred stock, $.01 par value, 2,000,000 shares authorized
      no shares issued or outstanding                                                    -              -
    Common stock, $.01 par value, 10,000,000
      shares authorized,  2,984,709 shares issued and
      outstanding at June 30, 1998, 2,971,946 shares
      issued and outstanding at December 31, 1997                                   28,043         27,944
Retained earnings                                                                    3,250            849
Accumulated other comprehensive income (Note 8)                                      1,588          1,189
Common stock in treasury, at cost                                                   (2,303)        (1,174)
-----------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                          30,578         28,808
-----------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                        $522,768       $464,309
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
Book value per common share (Note 3)                                              $  10.75       $   9.97
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES.

                         PACIFIC CREST CAPITAL, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)


---------------------------------------------------------------------------------------------------------------------
                                                                   FOR THE QUARTER ENDED     FOR THE SIX MONTHS ENDED
                                                                        JUNE 30,                     JUNE 30,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                    1998           1997           1998          1997
---------------------------------------------------------------------------------------------------------------------
Interest income:
    Interest on loans, including fees                          $ 6,308        $ 5,960        $12,528        $11,700
    Securities purchased under resale agreements                    34             23             37             27
    Investment Securities:
       Available for sale                                        4,474          1,307          8,742          2,426
       Held to maturity                                             95            873            190          1,687
---------------------------------------------------------------------------------------------------------------------
Total interest income                                           10,911          8,163         21,497         15,840
Interest expense:
  Interest expense on interest-bearing deposits
     Savings accounts                                            2,562          2,325          5,134          4,433
     Certificates of deposit                                     2,212          1,488          4,160          2,854
     Money market checking accounts                                224            221            440            452
---------------------------------------------------------------------------------------------------------------------
  Total interest expense on deposits                             4,998          4,034          9,734          7,739
     Reverse repurchase agreements                                 253            355            749            604
     Term borrowings                                             1,035              -          1,820              -
     Trust preferred securities                                    404              -            808              -
---------------------------------------------------------------------------------------------------------------------
Total interest expense                                           6,690          4,389         13,111          8,343
---------------------------------------------------------------------------------------------------------------------
Net interest income                                              4,221          3,774          8,386          7,497
Provision for loan losses                                          230            300            430            530
---------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses              3,991          3,474          7,956          6,967
Noninterest income:
     Gain on sale of other real estate owned                        83            207             83            207
     Gain on sale of commercial real estate loans                  332              -            332              -
     Gain on sale of SBA loans                                     137              -            137              -
     Loan prepayment income                                        298             29            379             43
     Loan late fee income                                          109             21            129             40
     Other noninterest income                                      114             92            214            159
---------------------------------------------------------------------------------------------------------------------
Total noninterest income                                         1,073            349          1,274            449
---------------------------------------------------------------------------------------------------------------------
Noninterest expense:
       Valuation adjustments to other real estate owned             50            210             50            340
       Other real estate owned expenses                            121              4            165             18
       Salaries and employee benefits                            1,581          1,276          2,938          2,522
       Net occupancy expenses                                      437            393            846            754
       Advertising and promotion                                    97             86            143            104
       FDIC insurance premiums                                      11             29             21             54
       Credit and collection expenses                               75             12             88             10
       Communication and data processing                           188            157            379            322
       Other expenses                                              299            151            530            416
---------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                        2,859          2,318          5,160          4,540
---------------------------------------------------------------------------------------------------------------------
Income before income taxes                                       2,205          1,505          4,070          2,876
Income tax provision (Note 2)                                      904            599          1,669          1,146
---------------------------------------------------------------------------------------------------------------------
Net income                                                     $ 1,301        $   906        $ 2,401        $ 1,730
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Per share data (Note 3):
Basic earnings per common share                                $  0.45        $  0.31        $  0.83        $  0.59
---------------------------------------------------------------------------------------------------------------------
Weighted average basic common shares outstanding
  (in thousands)                                                 2,874          2,938          2,884          2,947
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Diluted earnings per common share                              $  0.43        $  0.30        $  0.79        $  0.58
---------------------------------------------------------------------------------------------------------------------
Weighted average diluted common shares
outstanding (in thousands)                                       3,042          3,049          3,050          3,006
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES.

                         PACIFIC CREST CAPITAL, INC.
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                     (UNAUDITED)



                                                COMMON              TREASURY
                                          ------------------------------------
(DOLLARS AND SHARES IN THOUSANDS)         SHARES      AMOUNT   SHARES   AMOUNT
--------------------------------------------------------------------------------
Balances at January 1, 1997               2,960      $27,838    (30)  $ (255)
--------------------------------------------------------------------------------
Comprehensive income:
  Net income                                  -            -      -         -
  Other comprehensive income,
    net of tax:
    Unrealized gain on securities             -            -      -         -
      Total Comprehensive income:
Issuance of common stock:
    Under employee stock purchase
      plan                                    7           52      -         -
    Under non-employee directors' stock
      purchase plan                           3           39      -         -
    Under employee stock option plan          2           15      -         -
Purchase of treasury shares                   -            -    (55)     (919)
--------------------------------------------------------------------------------
Balances at December 31, 1997             2,972      $27,944    (85)  $(1,174)
--------------------------------------------------------------------------------
Comprehensive income:
  Net income:                                 -            -      -         -
  Other comprehensive income,
    net of tax
    Unrealized gain on securities             -            -      -         -
       Total Comprehensive income:
  Issuance of common stock:
    Under employee stock purchase
      plan                                    6           63      -         -
  Under employee stock option plan            7           36      -         -
Purchase of treasury shares                   -            -    (58)   (1,129)
--------------------------------------------------------------------------------
Balances at June 30, 1998                 2,985      $28,043   (143)  $(2,303)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                            RETAINED    ACCUMULATED
                                            EARNINGS        OTHER          TOTAL          TOTAL
                                          (ACCUMULATED  COMPREHENSIVE  SHAREHOLDERS'  COMPREHENSIVE
(DOLLARS AND SHARES IN THOUSANDS)           DEFICIT)        INCOME        EQUITY          INCOME
---------------------------------------------------------------------------------------------------
Balances at January 1, 1997                $(2,858)       $ (257)       $24,468
---------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                                 3,707             -          3,707           $3,707
  Other comprehensive income,
    net of tax:
    Unrealized gain on securities                -         1,446          1,446            1,446
                                                                                          ------
      Total Comprehensive income:                                                         $5,153
Issuance of common stock:
    Under employee stock purchase
      plan                                       -             -             52
    Under non-employee directors' stock
      purchase plan                              -             -             39
    Under employee stock option plan             -             -             15
Purchase of treasury shares                      -             -           (919)
---------------------------------------------------------------------------------------------------
Balances at December 31, 1997              $   849        $1,189        $28,808
---------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income:                                2,401             -          2,401           $2,401
  Other comprehensive income,
    net of tax
    Unrealized gain on securities                -           399            399              399
                                                                                          ------
       Total Comprehensive income:                                                        $2,800
  Issuance of common stock:
    Under employee stock purchase
      plan                                       -             -             63
  Under employee stock option plan               -             -             36
Purchase of treasury shares                      -             -         (1,129)
---------------------------------------------------------------------------------------------------
Balances at June 30, 1998                   $3,250        $1,588        $30,578
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES.

                             PACIFIC CREST CAPITAL, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

-------------------------------------------------------------------------------
                                                          SIX MONTHS ENDED
                                                                JUNE 30,
(DOLLARS IN THOUSANDS)                                    1998           1997
-------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                          $   2,401       $  1,730
  Adjustments to reconcile net income
     to net cash provided by operating activities:
       Provision for loan losses                            430            530
       Valuation adjustments to OREO                         50            340
       Gain from SBA loan sale                             (137)             -
       Gain from sale of commercial real estate loans      (332)             -
       Gain from Sale of OREO                               (83)             -
       Loss on investment in joint venture                    -              5
       Depreciation and amortization                        140            126
       Amortization of deferred loan fees                  (300)          (172)
       Amortization/accretion of securities                  (1)            (8)
   Changes in operating assets and liabilities:
       Accrued interest receivable                         (607)          (992)
       Prepaid expenses and other assets                 (1,034)          (142)
       Deferred income taxes                                  5             91
       Accrued interest and other liabilities               511             62
-------------------------------------------------------------------------------
  Net cash provided by operating activities               1,043          1,570

INVESTING ACTIVITIES:
  Purchase of Investment Securities:
       Held to maturity                                       -        (14,997)
       Available for sale                              (110,600)       (55,799)
  Proceeds from Investment Securities:
       Held to maturity                                       -          5,000
       Available for sale                                50,000         13,000
  Net increase in loans                                  (2,310)       (17,315)
  Proceeds from sale of notes                                              600
  Proceeds from sale of commercial real estate loans      7,831              -
  Proceeds from SBA Loan Sales                            1,509              -
  Investment in joint venture                                 -           (100)
  Purchases of equipment and leasehold
    improvements, net                                      (205)          (119)
  Proceeds from sale of other real estate owned           1,264          1,999
-------------------------------------------------------------------------------
  Net cash used in investing activities                 (52,511)       (67,731)

FINANCING ACTIVITIES:
  Net (decrease)/increase in savings accounts            (3,933)        23,868
  Net increase in CDs                                    33,727         16,194
  Net increase/(decrease) in money market checking        1,883         (1,803)
  Net (decrease)/increase in reverse repurchase
    agreements                                           (6,500)        26,900
  Net increase in term borrowings                        31,000              -
  Proceeds from the issuance of common stock                 99             72
  Purchase of Treasury Stock, at cost                    (1,129)             -
-------------------------------------------------------------------------------
  Net cash provided by financing activities              55,147         65,231
Net increase/(decrease) in cash and cash equivalents      3,679           (930)
Cash and cash equivalents at beginning of period          2,392          2,834
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period            $   6,071       $  1,904
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                            $  12,808        $ 8,220
  Income taxes                                        $   2,015        $   965

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
  ACTIVITIES:
Transfers from loans to other real estate owned       $     206        $   657
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES.

                            PACIFIC CREST CAPITAL, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)
                                   June 30, 1998

--------------------------------------------------------------------------------
NOTE 1.   BASIS OF PRESENTATION
--------------------------------------------------------------------------------
     The interim financial statements included herein have been prepared by Pacific Crest Capital, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Pacific Crest Capital, Inc. together with its subsidiaries is referred to as the "Company". Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's latest Annual Report. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements, and the results of its operations for the interim period ended June 30, 1998, have been included. Certain reclassifications have been made to prior year amounts to conform to the 1998 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

--------------------------------------------------------------------------------
NOTE 2.   INCOME TAXES
--------------------------------------------------------------------------------
     For the quarters ended June 30, 1998 and 1997, the Company estimated its provision for income taxes at $904,000 or 41.0% and $599,000 or 39.8%, respectively. For the six months ended June 30, 1998 and 1997, the Company's provision for income taxes was $1.7 million or 41.0% and $1.1 million or 39.8%, respectively. The difference between the Company's statutory tax rate and its effective tax rate, for the quarter and six months ended June 30, 1998 and 1997, was due to California tax deductions (credits) generated by the Company on loans made in special tax zones within California.

--------------------------------------------------------------------------------
NOTE 3.   COMPUTATION OF BOOK VALUE AND EARNINGS PER COMMON SHARE
--------------------------------------------------------------------------------
     Book value per common share was calculated by dividing total shareholders' equity by the number of common shares outstanding, less treasury shares, at June 30, 1998 and December 31, 1997. The number of common shares used in this calculation was 2,984,709 less 142,500 of treasury shares at June 30, 1998, and 2,971,946, less 85,000 treasury shares at December 31, 1997.
     Basic and diluted earnings per common share for the quarter and six months ended June 30, 1998 and 1997, were determined by dividing net income by the weighted average common shares outstanding. For the diluted earnings per share computation, the common shares outstanding were adjusted to reflect the number of common stock equivalents outstanding based on the number of outstanding stock options issued by the Company utilizing the treasury stock method. See table below for the diluted earnings per share computations:



(DOLLARS AND SHARES IN THOUSANDS,
EXCEPT PER SHARE DATA)                                   QUARTER ENDED 6/30/98                      QUARTER ENDED 6/30/97
-----------------------------------------------------------------------------------------------------------------------------------
                                                               AVERAGE      PER SHARE                       AVERAGE      PER SHARE
                                             NET INCOME        SHARES         AMOUNT      NET INCOME        SHARES         AMOUNT
                                             ----------------------------------------     -----------------------------------------
Basic EPS
Income available to common stockholders          $1,301          2,874         $ 0.45           $906          2,938          $0.31
                                             ----------------------------------------     -----------------------------------------
Effect of Dilutive Securities
Stock Options                                         -            168         $(0.02)             -            111          (0.01)
Diluted EPS
                                             ----------------------------------------     -----------------------------------------
Income available to common stockholders          $1,301          3,042         $ 0.43           $906          3,049          $0.30
                                             ----------------------------------------     -----------------------------------------











                                                       SIX MONTHS ENDED 6/30/98                    SIX MONTHS ENDED 6/30/97
                                                               AVERAGE      PER SHARE                       AVERAGE      PER SHARE
                                             NET INCOME         SHARES         AMOUNT     NET INCOME         SHARES         AMOUNT
                                             ----------------------------------------     -----------------------------------------
Basic EPS
Income available to common stockholders          $2,401          2,884         $ 0.83         $1,730          2,947          $0.59
                                             ----------------------------------------     -----------------------------------------
Effect of Dilutive Securities
Stock Options                                         -            166         $(0.04)             -             59          (0.01)
Diluted EPS
                                             ----------------------------------------     -----------------------------------------
Income available to common stockholders          $2,401          3,050         $ 0.79         $1,730          3,006          $0.58
                                             ----------------------------------------     -----------------------------------------


--------------------------------------------------------------------------------
NOTE 4.   CONTINGENCIES
--------------------------------------------------------------------------------
LITIGATION
     As an incident to normal operations, the Company is, from time to time, named as a defendant in lawsuits, some of which seek monetary damages. Management, after review, including consultation with counsel, believes that any ultimate liability, if any, which could arise from these lawsuits and claims would not materially affect the consolidated financial position, results of operations or liquidity of the Company.

--------------------------------------------------------------------------------
NOTE 5.   INVESTMENT SECURITIES
--------------------------------------------------------------------------------
     Investment securities have been classified in the consolidated balance sheets according to management's intent. The carrying amount of securities and their approximate fair values at June 30, 1998 were as follows:

--------------------------------------------------------------------------------
                                   AMORTIZED      GROSS UNREALIZED    ESTIMATED
(DOLLARS IN THOUSANDS)               COST         GAINS     LOSSES    FAIR VALUE
--------------------------------------------------------------------------------
Investment Securities
   Held to maturity               $  4,999       $   21       $ -     $  5,020
   Available for sale              276,287        2,698        52      278,934
--------------------------------------------------------------------------------
Total investment securities       $281,286       $2,719       $52     $283,954
--------------------------------------------------------------------------------


          The Company's security portfolio consists primarily of Federal Home Loan Bank (FHLB) securities, Federal National Mortgage Association (FNMA) securities, Federal Home Loan Mortgage Corporation (FHLMC) securities, and to a lesser extent, Government National Mortgage Association (GNMA) mortgage backed securities. These securities have call features that allow the issuing agency to retire (call) the security prior to the securities stated maturity date. The Company's security portfolio have call dates ranging between six months through four years. The Company believes that the majority of its securities will be called by the issuing agency prior to their final maturity date. The following table reflects the scheduled maturities in the Company's investment securities portfolio at June 30, 1998:

                                       AMORTIZED  ESTIMATED   AVERAGE  AVERAGE
(DOLLARS IN THOUSANDS)                    COST    FAIR VALUE   YIELD    LIFE
--------------------------------------------------------------------------------
HELD-TO-MATURITY SECURITIES:
     Due from five to ten years        $  4,999    $  5,020    7.57%  8.0 Years
                                       -----------------------------------------
Total held-to-maturity securities:     $  4,999    $  5,020    7.57%  8.0 Years
                                       -----------------------------------------

AVAILABLE-FOR-SALE SECURITIES:
     Due from one to five years        $ 15,003    $ 15,052    6.55%  3.7 Years
     Due from five to ten years         200,666     203,037    6.97%  8.1 Years
     Due over ten years                  60,618      60,845    6.71% 10.5 Years
                                       -----------------------------------------
Total available-for-sale securities:   $276,287    $278,934    6.89%  8.4 Years
                                       -----------------------------------------
Total investment securities            $281,286    $283,954    6.90%  8.4 Years
                                       -----------------------------------------
                                       -----------------------------------------


     U.S. government sponsored agency securities carried at $96.2 million were pledged to secure borrowings aggregating $91 million at June 30, 1998.

--------------------------------------------------------------------------------
NOTE 6.   CAPITAL
--------------------------------------------------------------------------------
     At June 30, 1998, 10,000,000 shares of $0.01 par value common stock were authorized of which, 2,984,709 shares were issued and outstanding.
     Pacific Crest Bank is required to maintain certain minimum capital levels and must maintain certain capital ratios to be considered "well capitalized" under the prompt corrective action provisions of the FDIC Improvement Act.
     The following table sets forth Pacific Crest Bank's regulatory capital ratios at June 30, 1998, and December 31, 1997:


                                               AT JUNE 30, 1998                             AT DECEMBER 31, 1997
REGULATORY CAPITAL RATIOS            ------------------------------------------------------------------------------------
PACIFIC CREST BANK                   Required         Actual         Excess       Required         Actual         Excess
------------------------------------------------  -------------  --------------  ------------  --------------  ----------
Leverage capital ratio                  4.00%          7.60%          3.60%          4.00%          7.53%          3.53%
Tier I risk-based capital ratio         4.00%         12.85%          8.85%          4.00%         12.02%          8.02%
Total risk-based capital ratio          8.00%         14.10%          6.10%          8.00%         13.27%          5.27%
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------
NOTE 7.   DIVIDENDS
--------------------------------------------------------------------------------
     As a Delaware corporation, Pacific Crest Capital, Inc., (the parent), may pay common dividends out of surplus or, if there is no surplus, from net profits for the current and preceding fiscal year. The parent has approximately $8.8 million in cash plus investments, less current liabilities and short-term debt at June 30, 1998. However, these funds are also necessary to pay future operating expenses of the parent Company, interest expense on the $17.25 million in subordinated debentures, and possibly future capital infusion into Pacific Crest Bank. Without dividends from Pacific Crest Bank, the parent must rely solely on existing cash, investments and borrowings.
     Pacific Crest Bank's ability to pay dividends to the parent is restricted by California state law, which requires that retained earnings are available to pay the dividend. At June 30, 1998, Pacific Crest Bank had unrestricted retained earnings of $6.4 million available for dividend payments.

--------------------------------------------------------------------------------
NOTE 8.   COMPREHENSIVE INCOME
--------------------------------------------------------------------------------
     The following table reflects the tax effect of other comprehensive income:

                                             FOR THE SIX MONTHS ENDED JUNE 30
(DOLLARS IN THOUSANDS)                          1998                1997
--------------------------------------------------------------------------------
Other comprehensive income (loss):
Unrealized gain/(loss) on U.S. agency
  securities                                   $ 618                $ 32
Tax (expense)/benefit                           (219)                (14)
--------------------------------------------------------------------------------
Total other comprehensive income (loss),
  net of taxes                                 $ 399                $ 18
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
NOTE 9.   INTEREST RATE CAP
--------------------------------------------------------------------------------
     On June 8, 1998, the Company executed a five-year interest rate cap agreement for a notional amount of $100 million. Under the cap agreement, the Company earns income when the 90-day London Interbank Offered Rate (LIBOR) exceeds 6.70%. LIBOR closed at 5.72% on June 30, 1998. The cost of the cap was $925,000 which will be amortized over five years. The interest rate cap was purchased as a hedge instrument for the Company's deposit liabilities which reprice in one year or less. It was designed to hedge the risk that interest rates may rise, which would produce an increase in the rates paid on these deposit liabilities, resulting in an increase in interest expense and a reduction in net interest margin. The interest rate cap mitigates this risk somewhat since it earns income for the Company if interest rates rise beyond a certain level. The interest rate cap does not expose the Company to any additional risk beyond the initial investment of $925,000. The market value of the cap approximates the carrying value at June 30, 1998.
     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires the Bank to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 allows derivatives to be designated as hedges only if certain criteria are met with the resulting gain or loss on the derivative either charged to income or reported as a part of other comprehensive income if criteria are met. SFAS 133 is effective for all fiscal quarters beginning after June 15, 1999. The Bank does not believe that adoption of SFAS 133 will have a material impact on its operations and financial position.

--------------------------------------------------------------------------------
NOTE 10.  SECONDARY MARKET LOAN SALES
--------------------------------------------------------------------------------
     The Company has recently instituted a commercial real estate loan program designed to produce loan product for both the Company's portfolio and for potential sale in the secondary market. The loans originated are fixed rate loans with interest rates fixed for ten years based on a margin over the ten-year U.S. Treasury Bond. In June of 1998, the Company sold a pool of seven loans, along with their servicing rights, with a principal balance aggregating $7.5 million. The loans were sold at a premium ranging between 3.1% and 6.1%, depending upon the characteristics of each loan. The total premium received on this pool of loans was $306,000. Although this program has been designed in part to produce recurring gain income for the Company, there can be no assurance that future sales will occur to produce future gain income. Actual future sales of these types of loans will be based on a variety of factors, including the amount of total net loan growth, secondary market demand for such loans, and the level of interest rate risk in the entire Company's financial structure.

--------------------------------------------------------------------------------
NOTE 11.  SMALL BUSINESS ADMINISTRATION (SBA) LOAN PROGRAM
--------------------------------------------------------------------------------
     During 1997, the Company initiated a Small Business Administration (SBA) loan program. The loans originated through this program are intended to be used for both portfolio purposes, and to generate fee income through "gains on sale." In April of 1998, the Company sold the SBA guaranteed portion of three SBA loans, at a premium of 10%. These loans were sold, with the servicing rights retained, at a total premium of $137,000. The Company calculated the servicing asset and interest only (I/O) strip related to the sale transaction, in accordance with SFAS No. 125 and other authoritative literature. The Company calculated these values using assumptions resulting in values for the servicing asset and I/O strip that were not material to the financial statements as a whole. Although this program has been designed to produce recurring gain income for the Company on a quarterly basis, there can be no assurance that future sales will occur to produce future gain income. As of June 30, 1998, the Company had 17 loans in this category with a combined principal balance of $6.1 million, and with the SBA guaranteed portion aggregating $4.0 million.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following is management's discussion and analysis of the major factors that influenced the consolidated financial performance of the Company for the quarter and six months ended June 30, 1998. This analysis should be read in conjunction with the Company's 1997 Annual Report on Form 10-K and with the unaudited financial statements and notes as set forth on pages 1 through 7 of this report.
     The following discussion and analysis is intended to provide greater details of the results of operations and financial condition of the Company. The following discussion should be read in conjunction with the information in the Company's consolidated financial statements and notes thereto and other financial data included elsewhere herein. Certain statements under this caption constitute "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995, and as such, may involve risks and uncertainties. The Company's actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which the Company conducts its operations, fluctuations in interest rates, credit quality and governmental regulation. The following table sets forth certain selected financial data concerning the Company for the periods indicated:


------------------------------------------------------------------------------------------------------------------------------
                                                                                FOR THE QUARTERS ENDED
SELECTED FINANCIAL DATA                                  ---------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                    6/30/98        3/31/98       12/31/97        9/30/97        6/30/97
------------------------------------------------------------------------------------------------------------------------------
Average Balance
     Average Loans                                       $230,476       $230,479       $231,641       $227,533       $221,270
     Average Investment Securities                        263,990        250,764        229,473        142,879        119,126
     Average Earning Assets                               496,927        481,503        463,862        373,817        342,090
     Average Assets                                       506,418        491,140        472,924        380,467        348,968
     Average Deposits                                     366,195        351,178        345,416        316,474        297,936
     Average Borrowings                                   106,710        106,140         94,512         33,716         24,685
     Average Equity                                        29,833         29,405         28,399         26,811         25,423
Performance Ratios
     Return on average assets (1)                           1.03%          0.90%          0.86%          1.01%          1.04%
     Return on average common equity (1)                   18.09%         15.73%         14.73%         14.29%         13.99%
     Net interest margin (2)                                3.41%          3.51%          3.67%          4.24%          4.42%
Capital and Leverage Ratios (3)
   Risk-based capital ratios:
     Tier one                                              12.85%         11.96%         12.02%         11.95%         10.00%
     Total                                                 14.10%         13.21%         13.27%         13.21%         11.25%
   Leverage capital ratio                                   7.60%          7.54%          7.53%          8.49%          7.49%
Asset Quality Ratios
     Allowance for loan losses to total loans               2.01%          1.83%          1.77%          1.68%          1.67%
     Allowance for loan losses to nonaccrual loans              -       1889.04%       1798.25%        187.31%        176.10%
     Total nonperforming assets to total assets (4)         0.19%          0.45%          0.49%          0.89%          1.10%
------------------------------------------------------------------------------------------------------------------------------


(1) Calculations based upon annualized net income, excluding accumulated other comprehensive income.
(2) Net interest margin is calculated by dividing annualized net income by average earning assets.
(3)  Capital ratios of Pacific Crest Bank only.
(4) Non-performing assets include nonaccrual loans and other real estate owned ("OREO") and exclude troubled debt restructurings.

RESULTS OF OPERATIONS

NET INTEREST INCOME ANALYSIS

     The following tables, for the quarter and six months, ended June 30, 1998 and 1997, present the distribution of average assets, liabilities and stockholders' equity, the total dollar amount of interest income from average interest-earning assets, the resultant yields and the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. All average balances are daily average balances. Nonaccrual loans have been included in the table as loans, having a zero yield.

AVERAGE BALANCES, INTEREST INCOME AND EXPENSE, YIELDS AND RATES


                                                                                     Quarter Ended June 30,
                                                    -------------------------------------------------------------------------------
                                                                     1998                                    1997
                                                    -------------------------------------------------------------------------------
                                                                   Interest        Average                 Interest        Average
                                                     Average        Earned/         Yield/     Average      Earned/         Yield/
(DOLLARS IN THOUSANDS)                               Balance         Paid           Rate       Balance       Paid            Rate
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
  Loans (1)                                         $230,476         $6,308          10.98%   $221,270       $5,960          10.80%
  Repurchase agreements                                2,461             34           5.54%      1,694           23           5.45%
  Investment securities:
       Available for sale                            258,991          4,474           6.91%     73,769        1,307           7.09%
       Held to maturity                                4,999             95           7.60%     45,357          873           7.70%
-----------------------------------------------------------------------------------------------------------------------------------
  Total interest-earning assets                      496,927         10,911           8.81%    342,090        8,163           9.57%
  Other real estate owned                              1,685                                     2,316
  Other noninterest earning assets                    12,215                                     8,175
  Less allowance for loan losses                       4,409                                     3,613
-----------------------------------------------------------------------------------------------------------------------------------
  Total assets                                      $506,418                                  $348,968
-----------------------------------------------------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES:
   Savings accounts                                 $195,253          2,562           5.26%   $177,041        2,325           5.27%
   Certificates of deposit                           152,876          2,212           5.80%    102,597        1,488           5.82%
   Money market checking                              18,066            224           4.97%     18,298          221           4.84%
   Reverse repurchase agreements                      17,603            253           5.75%     24,685          355           5.77%
   Term borrowings                                    71,857          1,035           5.78%          -            -              -
   Trust preferred securities                         17,250            404           9.37%          -            -              -
-----------------------------------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities                472,905          6,690           5.67%    322,621        4,389           5.46%
   Non interest-bearing liabilities                    3,680                                       924
   Shareholders' equity                               29,833                                    25,423
-----------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and
       shareholders' equity                         $506,418                                  $348,968
-----------------------------------------------------------------------------------------------------------------------------------
   Net interest income                                               $4,221                                  $3,774
   Net interest rate spread (2)                                                       3.13%                                   4.11%
   Net interest-earning assets                      $ 24,022                                  $ 19,469
   Net interest margin (3)                                                            3.41%                                   4.42%
   Average interest-earning assets to
       average interest bearing liabilities                           105.1%                                  106.0%
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------


(1)  Calculated net of deferred loan fees.
(2) Net interest rate spread represents the average yield earned on interest-earning assets, less the average rate paid on interest-bearing liabilities.
(3) Net interest margin is computed by dividing net interest income by total average earning assets.


                                                                                     Six Months Ended June 30,
                                                    -------------------------------------------------------------------------------
                                                                     1998                                    1997
                                                    -------------------------------------------------------------------------------
                                                                   Interest        Average                 Interest        Average
                                                     Average        Earned/         Yield/     Average      Earned/         Yield/
(DOLLARS IN THOUSANDS)                               Balance         Paid           Rate       Balance       Paid            Rate
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
  Loans (1)                                         $230,477        $12,528          10.96%   $215,968      $11,700          10.92%
  Repurchase agreements                                1,367             37           5.46%      1,019           27           5.34%
  Investment securities:
       Available for sale                            252,415          8,742           6.93%     68,746        2,426           7.06%
       Held to maturity                                4,999            190           7.60%     43,805        1,687           7.70%
-----------------------------------------------------------------------------------------------------------------------------------
  Total interest-earning assets                      489,258         21,497           8.86%    329,538       15,840           9.69%
  Other real estate owned                              1,863                                     2,847
  Other noninterest earning assets                    12,448                                     9,318
  Less allowance for loan losses                       4,312                                     3,569
-----------------------------------------------------------------------------------------------------------------------------------
  Total assets                                      $499,257                                  $338,134
-----------------------------------------------------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES:
   Savings accounts                                 $197,055          5,134           5.25%   $170,686        4,433           5.24%
   Certificates of deposit                           143,820          4,160           5.83%     99,643        2,854           5.78%
   Money market checking                              17,852            440           4.97%     18,755          452           4.86%
   Reverse repurchase agreements                      26,033            749           5.80%     21,437          604           5.68%
   Term borrowings                                    63,144          1,820           5.81%          -            -              -
   Trust preferred securities                         17,250            808           9.37%          -            -              -
-----------------------------------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities                465,154         13,111           5.68%    310,521        8,343           5.42%
   Non interest-bearing liabilities                    4,483                                     2,665
   Shareholders' equity                               29,620                                    25,083
-----------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and
       shareholders' equity                         $499,257                                  $338,134
-----------------------------------------------------------------------------------------------------------------------------------
   Net interest income                                              $ 8,386                                  $7,497
   Net interest rate spread (2)                                                       3.18%                                   4.27%
   Net interest-earning assets                      $ 24,104                                  $ 19,017
   Net interest margin (3)                                                            3.46%                                   4.59%
   Average interest-earning assets to
       average interest bearing liabilities                           105.2%                                  106.1%
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------


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


                                        ----------------------------------------------------------------------------------
                                             For the Quarter Ended                        For the Six Months Ended
                                                  June 30, 1998                                 June 30, 1998
                                        ----------------------------------------------------------------------------------
                                               1998 compared to 1997                        1998 compared to 1997
                                             Increase (decrease) due to                   Increase (decrease) due to
                                        ----------------------------------------------------------------------------------
                                                                       Net                                          Net
(DOLLARS IN THOUSANDS)                  Volume          Rate          Change         Volume          Rate          Change
--------------------------------------------------------------------------------------------------------------------------
CHANGES IN INTEREST INCOME:
  Loans                                $  251          $  97         $  348        $   788          $  40        $  828
  Repurchase agreements                    11              -             11              9              1            10
  Investment securities:
         Available for sale             3,192            (26)         3,166          6,313              3          6,316
         Held to maturity                (765)           (13)          (778)        (1,463)           (34)        (1,497)
--------------------------------------------------------------------------------------------------------------------------
   Total change in interest income      2,689             58          2,747          5,647             10          5,657
--------------------------------------------------------------------------------------------------------------------------
CHANGES IN INTEREST EXPENSE:
  Savings accounts                        239             (2)           237            686             15            701
  Certificates of deposit                 728             (4)           724          1,277             29          1,306
  Money market checking                    (3)             6              3            (22)            10            (12)
  Reverse repurchase agreements          (102)             -           (102)           131             14            145
  Term borrowings                       1,035              -          1,035          1,820              -          1,820
  Trust preferred securities              404              -            404            808              -            808
--------------------------------------------------------------------------------------------------------------------------
  Total change in interest expense      2,301              -          2,301          4,700             68          4,768
--------------------------------------------------------------------------------------------------------------------------
    Changes in net interest income     $  388          $  58         $  446        $   947          $ (58)       $   889
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------


DETAILED COMPARISONS OF FINANCIAL RESULTS

EARNINGS PERFORMANCE

     Net income was $1.3 million (or $0.43 per common share on a diluted basis) for the quarter ended June 30, 1998, compared to $906,000 (or $0. 30 per common share on a diluted basis) for the corresponding period in 1997. Net income was $2.4 million (or $0.79 per common share on a diluted basis) for the six months ended June 30, 1998, compared to $1.7 million (or $0.58 per common share on a diluted basis) for the corresponding period in 1997. The improvement in 1998 over the comparable periods in 1997 is primarily attributable to an increase in the Company's net interest income, and non-interest income, partially offset by an increase in non-interest expense.

NET INTEREST INCOME

     Net interest income increased by $447,000 or 11.8% to $4.2 million for the quarter ended June 30, 1998 compared to the same period of 1997. Net interest income increased by $889,000 or 11.9% to $8.4 million for the six months ended June 30, 1998 compared to the same period of 1997. The increase in net interest income during the quarter and six months ended June 30, 1998 was primarily the result of an increase of $154.8 million and $159.7 million, respectively, in the Company's average balance of interest earning assets between the 1998 and 1997 periods.
     The Company's net interest rate spread and net interest margin, both declined during the 1998 and 1997 periods. These declines were anticipated by the Company, as the Company implemented a strategic repositioning of its balance sheet. The Company, in order to more effectively leverage its capital, increased its holdings of investment securities over the last five quarters. The increase in investment securities, while improving both total interest income and net interest income, resulted in the decline in the net interest margin and net interest rate spread.
     The net interest rate spread is defined as the yield on interest-earning assets less the rates paid on interest-bearing liabilities. The net interest rate spread for the quarter ended June 30, 1998 and 1997 was 3.13% and 4.11%, respectively. The net interest rate spread for the six months ended June 30, 1998 was 3.18% and 4.27%, respectively. The decline in the spread for the quarter and six months ended June 30, 1998 from the same periods in 1997, is the result of an increase of 21 basis points and 26 basis points, respectively, on the rates paid on interest-bearing liabilities, in addition to a decrease of 76 basis points and 83 basis points, respectively, on the yields earned on interest-earning assets.
     The net interest margin is defined as the difference between interest income and interest expense divided by the average interest-earning assets. The net interest margin for the quarter ended June 30, 1998 and 1997, was 3.41% and
4.42%, respectively.   The net interest margin for the six months ended June 30,
1998 and 1997 was 3.46% and 4.59%, respectively. The decline in the margin is the result of the reduced net interest rate spread, and the change in the composition of the balance sheet. Loans, the highest yielding asset, have decreased as a percentage of average interest-earning assets while the Company's holdings in the lower yielding investment securities have increased as a percentage of average interest-earning assets. Additionally, the Company has financed a portion of these security purchases with borrowings, including the issuance of the trust preferred securities, which on average, cost the Company more than deposits.
     The following table sets forth the composition of average interest-earning assets and average interest-bearing liabilities by category, and by the percentage of each category to the total, for the six months ended June 30, 1998 and 1997, including the change in average balance and yield/rate between these respective periods:


---------------------------------------------------------------------------------------------------------------------
                                                      June 30, 1998                          June 30, 1997
---------------------------------------------------------------------------------------------------------------------
                                                           %          Avg.                        %           Avg.
                                       Average           Compo-      Yield/        Average      Compo-       Yield/
(DOLLARS IN THOUSANDS)                  Balance           sition      Rate         Balance      sition        Rate
---------------------------------------------------------------------------------------------------------------------
INTEREST EARNING ASSETS:
  Loans                               $230,477            47.1%      10.96%       $215,968       65.5%       10.92%
  Repurchase agreements                  1,367             0.3%       5.46%          1,019        0.3%        5.34%
  Investment Securities                257,414            52.6%       6.94%        112,551       34.2%        7.31%
---------------------------------------------------------------------------------------------------------------------
   Total interest earning assets       489,258           100.0%       8.86%        329,538      100.0%        9.69%
---------------------------------------------------------------------------------------------------------------------
INTEREST BEARING LIABILITIES:
  Deposits                             358,727            77.1%       5.47%        289,084       93.1%        5.40%
  Borrowings                            89,177            19.2%       5.81%         21,437        6.9%        5.68%
  Trust preferred securities            17,250             3.7%       9.37%              -           -            -
---------------------------------------------------------------------------------------------------------------------
  Total interest bearing liabilities  $465,154           100.0%       5.68%       $310,521      100.0%        5.42%
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------
                                               Avg. Bal. Net Change
-------------------------------------------------------------------------
                                                                 Yield/
                                                                  Rate
(DOLLARS IN THOUSANDS)                         $        %        Change
-------------------------------------------------------------------------
INTEREST EARNING ASSETS:
  Loans                                     $14,509    (18.4)%    0.04 %
  Repurchase agreements                         348      0.0 %    0.12 %
  Investment Securities                     144,863     18.5 %   (0.37)%
-------------------------------------------------------------------------
   Total interest earning assets            159,720              (0.83)%
-------------------------------------------------------------------------
INTEREST BEARING LIABILITIES:
  Deposits                                   69,643    (16.0)%    0.07 %
  Borrowings                                 67,740     12.3 %    0.13 %
  Trust preferred securities                 17,250      3.7 %    9.37 %
-------------------------------------------------------------------------
  Total interest bearing liabilities       $154,633               0.26 %
-------------------------------------------------------------------------
-------------------------------------------------------------------------


TOTAL INTEREST INCOME

     Total interest income increased by $2.7 million, or 33.6% to $10.9 million for the quarter ended June 30, 1998 compared to the same period of 1997. Total interest income increased by $5.7 million, or 35.7%, to $21.5 million for the six months ended June 30, 1998 compared to the same period in 1997. These increases were primarily due to increases in the average balance of interest earning assets for the quarter and six months ending June 30, 1998 of $154.8 million and $159.7 million, respectively over the comparable periods in 1997. Average interest-earning assets increased as a result of the growth in the loan portfolio during the second half of 1997, and the purchase of investment securities over the last five quarters. Partially offsetting these increases, the overall yields on the Company's interest-earning assets decreased by 76 basis points and 83 basis points, respectively, for the quarter and six months ended June 30, 1998, from the comparable periods in 1997. These declines were primarily due to the change in the composition of interest-earning assets detailed above.
     Although the average yields earned on loans for the quarter and six months ended June 30, 1998 have increased by 18 basis points and 4 basis points, respectively, the actual yields have declined slightly. The average yields earned on loans have increased due to an increase in deferred loan fees credited to income during 1998. This has occurred due to both the increases in loan payoffs and loan sales in the current year. In accordance with SFAS No. 91, net loan fees are deferred and amortized over the life of the loan, as an adjustment to the yield of the loan. When a loan prepays or is sold prior to maturity, the remaining deferred fee is immediately recognized as an adjustment to the yield of the loan. In 1998, this has resulted in an increase to the average yield earned on loans. If the prepayments and sales for the quarter and six months ended June 30, 1998 had been consistent with 1997, the average yields for 1998 would have been slightly lower than 1997. The primary reason for this decline is due to seasoned, higher yielding loans paying off, and being replaced with newly originated lower yielding loans. This reflects the increased competitive rate pressure in the marketplace.
     The substantial increase in the average balances of the Company's investment securities for the quarter and six months ended June 30, 1998, reflects the Company's effort to optimize earnings by more effectively leveraging capital with the purchase of these securities.

TOTAL INTEREST EXPENSE

     Total interest expense for the quarter ended June 30, 1998 increased by $2.3 million, or 52.4%, to $6.7 million compared to the same period of 1997. Total interest expense for the six months ended June 30, 1998 increased by $4.8 million, or 57.1%, to $13.1 million compared to the same period of 1997. These increases in interest expense resulted from increases in the average balance of interest bearing liabilities for the quarter and six months ended June 30, 1998 of $150.3 million and $154.6 million, respectively, over the comparable periods in 1997. Average interest-bearing liabilities continue to rise to fund the growth of the Company. The growth has primarily been in certificates of deposit, but also includes growth in borrowings and trust preferred securities. Contributing to these increases, were increases in the rates paid on interest-bearing liabilities during 1998. The rates paid on the Company's interest-bearing liabilities increased by 21 basis points and 26 basis points, respectively, for the quarter and six months ended June 30, 1998. The increase in the rates paid on the Company's interest-bearing liabilities reflects the change in the composition of interest bearing liabilities as detailed above, and the change in market interest rates between the 1998 and 1997 periods. The change in the composition of the interest-bearing liabilities reflects a shift in the Company's strategy to fund a portion of the growth in assets from sources other than deposit liabilities. This shift is reflected in the growth of borrowings and the issuance of the trust preferred securities.

PROVISION FOR LOAN LOSSES

     During the quarter and six months ended June 30, 1998, the Company's provision for loan loss declined by $70,000 to $230,000, and declined by $100,000 to $430,000, respectively, compared to the same periods in 1997. The decline in the provision is the result of management's evaluation of current portfolio loan loss exposure. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. The calculation of the adequacy of the allowance for loan losses is based on several factors, including underlying loan collateral values, delinquency trends and historical loan loss experience. As of June 30, 1998, the Company had no loans classified as nonaccrual. As of December 31, 1997, the ratio of nonaccrual loans to total loans, net of deferred loan fees was 0.10%, and the ratio of allowance for loan losses to nonaccrual loans was 1798%. The allowance for loan losses as a percentage of loans stood at 2.0% at June 30, 1998, compared to 1.77% at December 31, 1997.

NONINTEREST INCOME

     The following table sets forth certain information with respect to the Company's noninterest income for the quarter and six months ended June 30, 1998:



------------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME ANALYSIS                          FOR THE QUARTER ENDED JUNE 30         FOR THE SIX MONTHS ENDED JUNE 30
------------------------------------------------------------------------------------------------------------------------------
                                                       AMOUNTS             CHANGE              AMOUNTS             CHANGE
(DOLLARS IN THOUSANDS)                             1998      1997        $        %       1998       1997        $        %
------------------------------------------------------------------------------------------------------------------------------
Gain on sale of other real estate owned          $   83      $207     $(124)   (59.9%)   $   83      $207     $(124)   (59.9%)
Gain on sale of commercial real estate loans        332         -       332         -       332         -       332         -
Gain on sale of SBA loans                           137         -       137         -       137         -       137         -
Loan prepayment income                              298        29       269    927.6%       379        43       336    781.4%
Loan late fee income                                109        21        88    419.0%       129        40        89    222.5%
Other noninterest income                            114        92        22     23.9%       214       159        55     34.6%
------------------------------------------------------------------------------------------------------------------------------
Total noninterest income                         $1,073      $349     $ 724    207.4%    $1,274      $449     $ 825    183.7%
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------


     Noninterest income for the quarter and six months ended June 30, 1998 increased by $724,000 or 207.4%, and $825,000 or 183.7%, respectively, as compared to the same periods in 1997. These changes are detailed on the table above and significant changes in noninterest income are described below.
     The gain on sale of other real estate owned (OREO) has declined during the quarter and six months ended June 30, 1998 as compared to 1997 due to the continued decline in OREO properties. This has resulted in fewer properties being sold by the Company, which produces fewer gains. Additionally, in May of 1997, an OREO property was sold at a gain of $176,000, which substantially exceeds all gains recorded in 1998.
     The Company has recently instituted a commercial real estate loan program designed to produce loan product for both the Company's portfolio and for potential sale in the secondary market. The loans originated are fixed rate loans with interest rates fixed for ten years based on a margin over the ten-year U.S. Treasury Bond. In June of 1998, the Company sold a pool of seven loans, along with their servicing rights, with a principal balance aggregating $7.5 million. The loans were sold at a premium ranging between 3.1% and 6.1%, depending upon the characteristics of each loan. The total premium received on this pool of loans was $306,000. See also "Notes to Consolidated Financial Statements," footnote 10.
     During 1997, the Company initiated a Small Business Administration (SBA) loan program. The loans originated through this program are intended to be used for both portfolio purposes, and to generate fee income through "gains on sale." In April of 1998, the Company sold the SBA guaranteed portion of three SBA loans, at a premium of 10%. These loans were sold, with the servicing rights retained, at a total premium of $137,000. See also "Notes to Consolidated Financial Statements," footnote 11.
     Loan prepayment income for the quarter and six months ended June 30, 1998 rose by $269,000 and $336,000, respectively, over the comparable periods in 1997. This increase is due to the increased volume of loans prepaying in 1998, as compared to 1997. Total prepayments through the six months ended June 30, 1998 and 1997 aggregated $29 million and $13 million, respectively, representing a $16 million, or 123% increase over 1997.

NONINTEREST EXPENSE

     The following table sets forth certain information with respect to the Company's noninterest expenses for the quarter and six months ended June 30, 1998:


------------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE ANALYSIS                         FOR THE QUARTER ENDED JUNE 30         FOR THE SIX MONTHS ENDED JUNE 30
------------------------------------------------------------------------------------------------------------------------------
                                                       AMOUNTS             CHANGE              AMOUNTS             CHANGE
(DOLLARS IN THOUSANDS)                             1998      1997        $        %       1998       1997        $        %
------------------------------------------------------------------------------------------------------------------------------
Valuation adjustments to other real estate owned  $   50   $  210     $(160)   (76.2%)   $   50    $  340     $(290)   (85.3%)
Other real estate owned expense                      121        4       117   2925.0%       165        18       147    816.7%
Salaries and employee benefits                     1,581    1,276       305     23.9%     2,938     2,522       416     16.5%
Net occupancy expenses                               437      393        44     11.2%       846       754        92     12.2%
Advertising and Promotions                            97       86        11     12.8%       143       104        39     37.5%
FDIC insurance premiums                               11       29       (18)   (62.1%)       21        54       (33)   (61.1%)
Credit and collections expenses                       75       12        63    525.0%        88        10        78    780.0%
Communication and information systems                188      157        31     19.7%       379       322        57     17.7%
Other expenses                                       299      151       148     98.0%       530       416       114     27.4%
------------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                         $2,859   $2,318     $ 541     23.3%    $5,160    $4,540     $ 620     13.7%
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------


     Noninterest expense for the quarter and six months ended June 30, 1998 increased by $541,000, or 23.3%, and $620,000 or 13.7%, respectively, over the same periods in 1997. These changes are detailed on the table above and significant changes in noninterest expense are described below.
     The valuation adjustment to OREO for the quarter and six months ended June 30, 1998 decreased by $160,000 and $290,000, respectively compared to the same periods in 1997. The Company recorded OREO valuation adjustment on two OREO properties in 1997, while minimal write downs were necessary during 1998.
     Other real estate owned expenses increased for the quarter and six months ended June 30, 1998 by $117,000 and $147,000, respectively, over the comparable periods in 1997. The increases were due to the Company accruing for additional expenses anticipated to be incurred prior to the sale of two OREO properties in 1998.
     Salaries and employee benefits for the quarter and six months ended June 30, 1998, increased by $305,000 and $416,000, as compared to the same period in 1997. This increase is partially the result of an increased marketing and administrative bonus accrual in 1998 versus 1997 due to higher loan volume and improved return on equity. In addition, the Company provided an approximate 4% salary increase to most employee base salaries in January 1998.
     Other expenses for the quarter and six months ended June 30, 1998 increased by $148,000 and $114,000, respectively, over the comparable periods in 1997.
The increases were primarily due to the increase in Delaware State taxes, which resulted due to the growth of the Company, and the increase in professional services, which resulted due to both the growth of the Company and the loans sales in 1998

INCOME TAX PROVISION

     For the quarters ended June 30, 1998 and 1997, the Company estimated its provision for income taxes at $904,000 or 41.0% and $599,000 or 39.8%, respectively. For the six months ended June 30, 1998 and 1997, the Company's provision for income taxes was $1.7 million or 41.0% and $1.1 million or 39.8%, respectively. The difference between the Company's statutory tax rate and its effective tax rate, for the quarter and six months ended June 30, 1998 and 1997, was due to California tax deductions (credits) generated by the Company on loans made in special tax zones within California.

FINANCIAL CONDITION

SUMMARY OF CHANGES IN BALANCE SHEETS
JUNE 30, 1998 COMPARED TO DECEMBER 31, 1997

     Total assets of the Company increased to $522.8 million at June 30, 1998 from $464.3 million at December 31, 1997, a $58.5 million increase. This increase reflects the purchase of $61.2 million of investment securities, net of sales and maturities, partially offset by a $6.8 million decline in loans during the first six months of 1998. The Company funded this asset growth by increasing its interest bearing liabilities by $56.2 million to $488.1 million at June 30, 1998 from $431.9 million at December 31, 1997. The increase in interest bearing liabilities reflects an increase in new deposits of $31.7 million, primarily due to the growth in the Company's certificates of deposit balances that grew $33.7 million during the first six months of 1998. Term borrowings were increased by $31.0 million to $76.0 million at June 30, 1998. This was partially offset by the reduction of $6.5 million of borrowings in reverse repurchase agreements to $15.0 million at June 30, 1998.
     Loans, net of deferred fees and the allowance for loan losses, decreased by $6.8 million to $220.2 million at June 30, 1998, from $227.0 million at December 31, 1997. The Company originated $35.2 million in new real estate and business loans during the first six months ended June 30, 1998. Off-setting these origination's, the Company experienced $29.4 million in loan payoffs, $7.5 million in commercial real estate loan sales, and $1.4 million in SBA loan sales during the six months ended June 30, 1998.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses at June 30, 1998 increased by $425,000 from the level at December 31, 1997, and represents 2.01% of outstanding loans at June 30, 1998. The increase in the general loan loss reserve from $4.1 million at December 31, 1997 to $4.5 million at June 30, 1998 reflects a recovery of $15,000, in addition to $430,000 in loan loss provision, partially offset by a chargeoff of $20,000. Management and the Board of Directors regularly review loan performance and the adequacy of the allowance for loan losses.
     The following table sets forth certain information with respect to the Company's allowance for loan losses and valuation adjustment to OREO as of the dates or for the periods indicated:


                                         AT OR FOR THE SIX MONTHS ENDED JUNE 30,
ALLOWANCE FOR LOAN LOSSES                ---------------------------------------
(DOLLARS IN THOUSANDS)                            1998                1997
--------------------------------------------------------------------------------
Balance at beginning of period                   $4,100              $3,400
Commercial real estate mortgages:
Chargeoffs                                          (20)               (152)
Recoveries                                           15                  17
Provision for loan losses:                          430                 530
--------------------------------------------------------------------------------
Balance at end of period:                        $4,525              $3,795
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Allowance for loan losses as a % of loans         2.01%               1.67%
Net loan (recoveries)/charge-offs                $   (5)             $  135
Valuation adjustment to OREO                         50                 340
--------------------------------------------------------------------------------
Total net loan (recoveries)/charge-offs &
OREO valuation adjustment                        $   45              $  475
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


NON-PERFORMING AND RESTRUCTURED ASSETS
     The following table sets forth loans accounted for on a nonaccrual basis, OREO and loans that were impaired due to the loans being restructured at the dates indicated:


                                                JUNE 30,          DECEMBER 31,
(DOLLARS IN THOUSANDS)                            1998                1997
--------------------------------------------------------------------------------
Nonaccrual loans                                      -              $  228
Other real estate owned                             971               2,064
--------------------------------------------------------------------------------
Total nonaccrual loans and OREO                  $  971              $2,292
--------------------------------------------------------------------------------
Total nonperforming assets to total assets        0.19%               0.49%
--------------------------------------------------------------------------------
Other impaired loans (restructured loans)        $    -              $  899

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


NONACCRUAL LOANS

     Nonaccrual loans are loans, not classified as "troubled debt restructurings" or OREO, that show little or no current payment ability. These loans are supported, however, by collateral or cash flow that support the collectibility of the Company's remaining book balance, after consideration of the allowance for loan losses. The Company had no loans classified as nonaccrual at June 30, 1998. Nonaccrual loan balances are net of any prior write-offs, but any specifically assigned portions of the general allowance for loan losses are not deducted from the nonaccrual loan balances above.

OTHER REAL ESTATE OWNED

     Assets classified as OREO include foreclosed real estate owned by the Company. The Company had 3 properties in this category at June 30, 1998, totaling $971,000. The Company makes valuation adjustments to its OREO, based on the most recent collateral appraisal data and other relevant information which effectively reduces the book value of such assets to the estimated fair market value less selling cost of the properties. The fair value of the real estate takes into account the real estate values net of expenses such as brokerage commission, past due property taxes, property repair expenses, and other items. The estimated sale price does not necessarily reflect the appraisal values which management believes, in some cases, may be higher than what could be realized in a sale of the OREO.

REVERSE REPURCHASE AGREEMENTS

     The Company decreased its short term borrowing at June 30, 1998 by $6.5 million to $15.0 million, from $21.5 million at December 31, 1997. The rates paid on this short term debt averaged 5.8% during 1998. The Company continued to utilize these borrowing lines to cover the short term financing needs for loan fundings and investment security purchases.

TERM BORROWINGS

     The Company borrowed an additional $31.0 million of term debt during 1998. The Company has a total of $125.0 million of term borrowing lines available, of which $76.0 million had been borrowed against at June 30, 1998. This debt is secured by pledging specific amounts of specific securities from the Company's U.S. government sponsored agency securities portfolio. $55 million of these secured borrowing have an original five year maturity with a two-year, one-time call option, while the remaining $21 million have an original one year maturity with no call option. The table reflects the attributes of the Company's term borrowings.


(DOLLARS IN THOUSANDS)             CALL DATE      MATURITY DATE     AMOUNT
--------------------------------------------------------------------------------
5.82% five-year term borrowings      09/99             09/02       $25,000
5.78% five-year term borrowings      10/99             10/02        10,000
5.63% five-year term borrowings      12/99             12/02        10,000
5.48% five-year term borrowings      01/00             01/03        10,000
5.64% one- year term borrowings          -             04/99        21,000
--------------------------------------------------------------------------------
Total term borrowings                                              $76,000
--------------------------------------------------------------------------------


CAPITAL RESOURCES

     The Company's objective is to maintain a strong level of capital that will support consistent and sustained asset growth, anticipated credit risks and to ensure that regulatory and industry capital guidelines and standards are maintained. Pacific Crest Bank is subject to leverage and risk-based capital adequacy standards applicable to FDIC insured institutions. At June 30, 1998, Pacific Crest Bank was in compliance with all such capital requirements.
     Shareholders' equity increased by $1.8 to $30.6 million at June 30, 1998. This increase reflects the increase to shareholders' equity by the first 6 months net income of $2.4 million and a $99,000 increase resulting from the purchase of stock under the employee and directors' stock purchase plans, and a $399,000 increase in accumulated other comprehensive income. This increase was partially offset by a $1.1 million repurchase of the Company's stock.
     Pacific Crest Bank is required to maintain certain minimum capital levels and must maintain certain capital ratios to be considered "well capitalized" under the prompt corrective action provisions of the FDIC Improvement Act.
     The following table sets forth Pacific Crest Bank's regulatory capital ratios at June 30, 1998, and December 31, 1997:


                                   AT JUNE 30, 1998      AT DECEMBER 31, 1997
REGULATORY CAPITAL RATIOS     --------------------------------------------------
PACIFIC CREST BANK            Required  Actual  Excess  Required  Actual  Excess
--------------------------------------------------------------------------------
Leverage capital ratio          4.00%   7.60%   3.60%    4.00%    7.53%   3.53%
Tier 1 risk-based capital
  ratio                         4.00%  12.85%   8.85%    4.00%   12.02%   8.02%
Total risk-based capital
  ratio                         8.00%  14.10%   6.10%    8.00%   13.27%   5.27%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


LIQUIDITY
     The Company's primary sources of funds are deposits and payments of principal and interest on loans. While maturities and scheduled principal amortization on loans are a reasonable predictable source of funds, deposit flows and mortgage loan prepayments are greatly influenced by the level of interest rates, economic conditions, and competition.
     The Company's holdings of cash and cash equivalents during the six months ended June 30, 1998 increased by $3.7 million to $6.1 million at June 30, 1998 from $2.4 million at December 31, 1997. The Company purchased $61.2 million of U.S. government sponsored agency securities, net of maturities, calls and sales during 1998.
     Loans, net of deferred fees and the allowance for loan losses, decreased by $6.8 million to $220.2 million at June 30, 1998, from $227.0 million at December 31, 1997. The Company originated $35.2 million in new real estate and business loans during the first six months ended June 30, 1998. Off-setting these origination's, the Company experienced $29.4 million in loan payoffs, $7.5 million in commercial real estate loan sales, and $1.4 million in SBA loan sales during the six months ended June 30, 1998.
     The Company funded this asset growth by increasing its interest bearing liabilities by $56.2 million to $488.1 million at June 30, 1998 from $431.9 million at December 31, 1997. The increase in interest bearing liabilities reflects an increase in new deposits of $31.7 million, primarily due to the growth in the Company's certificates of deposit balances that grew $33.7 million during the first six months of 1998. Term borrowings were increased by $31.0 million to $76.0 million at June 30, 1998. This was partially offset by the reduction of $6.5 million of borrowings in reverse repurchase agreements to $15.0 million at June 30, 1998.
     The liquidity of the parent company, Pacific Crest, is dependent on several factors, including the payment of cash dividends by its subsidiary, Pacific Crest Bank, or the ability to secure borrowings. Without dividends from Pacific Crest Bank, Pacific Crest must rely solely on existing cash and investments, or the ability to secure borrowings. Cash plus investments less current liabilities and short-term debt totaled $8.8 million at June 30, 1998. This amount is necessary to pay future operating expenses, existing current liabilities, the interest cost associated with the subordinated debt security issued in September of 1997, and for the possible infusion of capital into Pacific Crest Bank. The interest on the Junior Subordinated Debentures will be paid by Pacific Crest to the Trust, and represents the sole revenues of the Trust and the source of dividend distributions by the Trust to the holders of the Capital Trust Securities.
     Pacific Crest Bank's ability to pay dividends to Pacific Crest is restricted by California state law, which requires that sufficient retained earnings are available to pay the dividend. Pacific Crest Bank had retained earnings of $6.4 million at June 30, 1998. The total amount of retained earnings is unrestricted and available for dividend payments.

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     A derivative financial instrument includes futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics. One such instrument is an interest rate cap. On June 8, 1998, the Company executed a five-year interest rate cap agreement for a notional amount of $100 million. Under the cap agreement, the Company earns income when the 90-day London Interbank Offered Rate (LIBOR) exceeds 6.70%. LIBOR closed at 5.72% on June 30, 1998. The cost of the cap was $925,000 which will be amortized over five years. The interest rate cap was purchased as a hedge instrument for the Company's deposit liabilities which reprice in one year or less. It was designed to hedge the risk that interest rates may rise, which would produce an increase in the rates paid on these deposit liabilities, resulting in an increase in interest expense and a reduction in net interest margin. The interest rate cap mitigates this risk somewhat since it earns income for the Company if interest rates rise beyond a certain level. The interest rate cap does not expose the Company to any additional risk beyond the initial investment of $925,000. The market value of the cap approximates the carrying value at June 30, 1998.
     The Company's primary market risk is interest rate risk. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time to maximize income. Management realizes certain risks are inherent and that the goal is to identify and minimize the risks. Pacific Crest's exposure to market risk is reviewed on a regular basis by the Asset/Liability committee. Tools used by management include the standard GAP report. The Company has no market risk sensitive instruments held for trading purposes. Management believes that the Company's market risk is reasonable at this time.
     The table below provides information about the Company's balance sheet non-derivative financial instruments that are sensitive to changes in interest rates. For all outstanding financial instruments, the table presents the principal outstanding balance at June 30, 1998 and the weighted average interest yield/rate of the instruments by either the date the instrument can be repriced for variable rate financial instruments or the expected maturity date for fixed rate financial instruments.


                                                                         AT JUNE 30, 1998
                                                       EXPECTED MATURITY DATES OR REPRICING DATE BY YEAR
                                                --------------------------------------------------------------------------------
                                                                                                                         FAIR
                                                                                                                        VALUE AT
(DOLLARS IN THOUSANDS)                            1998     1999     2000      2001        2002    THEREAFTER   TOTAL    6/30/98
--------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET FINANCIAL INSTRUMENTS:

ASSETS:
  Repurchase agreements (1)                    $  1,801  $    -   $    -    $    -      $     -  $      -     $  1,801  $  1,801
     average yield (variable rate)                5.54%       -        -         -            -         -        5.54%         -
  Investment securities, held to
    maturity (2)                                      -       -        -         -        4,999         -        4,999     5,020
     average yield (fixed rate)                       -       -        -         -        7.60%         -        7.60%         -
  Investment securities, available
    for sale (2)                                      -       -        -     5,039       10,013   263,882      278,934   278,934
     average yield (fixed rate)                       -       -        -     6.44%        6.60%     6.95%        6.89%         -
  Total loans gross (3)                         174,587  11,551   10,789     9,472        1,494    17,531      225,425   230,772
     average yield                               10.67%   9.63%    9.88%     9.76%        9.98%     9.46%       10.44%         -
--------------------------------------------------------------------------------------------------------------------------------

LIABILITIES:
  Savings accounts (1)                          196,322       -        -         -            -         -    196,322   196,322
     average rates (variable rate)                5.24%       -        -         -            -         -      5.24%         -
  Money market checking (1)                      18,586       -        -         -            -         -     18,586    18,586
     average rates (variable rate)                 5.0%       -        -         -            -         -       5.0%         -
  Certificates of deposit (4)                    60,098  99,835    3,550     1,117          243        97    164,940   162,843
     average rates (fixed rate)                   5.77%   5.74%     5.82      5.95         6.41      5.96      5.75%         -
  Reverse repurchase agreements (1)              15,000       -        -         -            -         -     15,000    15,000
     average rates (variable rate)                5.73%       -        -         -            -         -      5.73%         -
  Term borrowings (5)                            21,000  55,000        -         -            -         -     76,000    76,552
     average rates (fixed rate)                   5.64%   5.72%        -         -            -         -      5.70%         -
  Trust preferred securities (2)                      -       -        -         -            -    17,250     17,250    17,034
     average rates (fixed rate)                       -       -        -         -            -     9.38%      9.38%         -
--------------------------------------------------------------------------------------------------------------------------------


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

          (4) Fair value of the Company's fixed maturity deposits are estimated using rates currently offered for deposits of similar remaining maturities.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On May 13, 1998, the Annual meeting of Shareholders of the Company was held for the purpose of electing two persons to the Board of Directors for a term of three years and to serve until a successor is elected and qualified. The nominees were Martin J. Frank, and Steven J. Orlando. A total of 2,890,537 shares were represented at the meeting. 2,877,461 Shares were cast "FOR" the election of Mr. Frank and Mr. Orlando, and 13,076 shares were "WITHHELD" from voting for the nominees.

ITEM 5.   OTHER INFORMATION

          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)       Financial data schedules

          (b)       REPORTS ON FORM 8-K:

          The Company filed no reports on Form 8-K during the quarter ended June 30, 1998.

                                      SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             PACIFIC CREST CAPITAL, INC.



Date:     August 13, 1998                         /s/Gary Wehrle
     -------------------------          -------------------------------------
                                                    Gary Wehrle
                                        President and Chief Executive Officer



Date:     August 13, 1998                    /s/Robert J. Dennen
     -------------------------          -------------------------------------
                                                Robert J. Dennen
                                        Vice President, Chief Financial Officer
                                               Corporate Secretary