Form 10-Q
period 1998-09-30
PACIFIC CREST CAPITAL INC
filed 1998-11-16
CIK 912048

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                     FORM 10-Q

                                     (Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended September 30, 1998

                                         or

[  ]      Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

     For the transition period from ____________ to _____________

Commission file number 0-22732

                       PACIFIC CREST CAPITAL, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)


                Delaware                                   95-4437818
      -------------------------------                  -------------------
      (State of other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)


          30343 Canwood Street
        Agoura Hills, California                    91301
        ------------------------                  ----------
         (Address of principal                    (Zip Code)
           executive offices)


                              (818) 865-3300
           ----------------------------------------------------
           (Registrant's telephone number, including area code)


                              Not applicable
         -------------------------------------------------------
         (Former name, former address and former fiscal year, if
                        changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ---      ---


Number of shares outstanding of each of the issuer's classes of common stock, as of November 13, 1998.


        Title of Each Class                 Number of Shares Outstanding
   ----------------------------             ----------------------------
   Common Stock, $.01 par value                      2,986,264


           9.375% Cumulative Trust Preferred Securities of PCC Capital I


            Guarantee of Pacific Crest Capital, Inc. with respect to the 9.375% Cumulative Trust Preferred Securities of PCC Capital I

                            PACIFIC CREST CAPITAL, INC.

                                     FORM 10-Q

                                       INDEX


                                                                     Page No.
                                                                     --------
Part I -- FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . .   1

     Item 1: Financial Statements. . . . . . . . . . . . . . . . . . .   1

             Consolidated Balance Sheets . . . . . . . . . . . . . . .   1

             Consolidated Statements of Operations . . . . . . . . . .   2

             Consolidated Statements of Shareholders' Equity . . . . .   3

             Consolidated Statements of Cash Flows . . . . . . . . . .   4

             Notes to Consolidated Financial Statements. . . . . . . .   5

     Item 2: Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . .   9

Part II -- OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . .  19

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

                         PACIFIC CREST CAPITAL, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                                       SEPTEMBER 30,        DECEMBER 31,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                               1998                1997
                                                                       -------------        ------------
                                                                        (UNAUDITED)           (AUDITED)
ASSETS
Cash                                                                    $  3,328            $  1,966
Securities purchased under resale agreements                                   -                 426
Cash and cash equivalents                                                  3,328               2,392
Investment Securities (Note 5):
      Held to maturity, at amortized cost                                  5,000               4,998
      Available for sale, at market                                      317,658             217,738
Loans
     Commercial mortgage                                                 230,380             223,902
     Business Loans - SBA                                                  6,387               5,711
     Residential mortgage                                                  1,556               1,593
     Commercial business/other                                             1,190                 690
                                                                        --------            --------
Total loans                                                              239,513             231,896
Deferred loan fees                                                           640                 763
Allowance for loan losses                                                  4,775               4,100
                                                                        --------            --------
Net loans                                                                234,098             227,033
Accrued interest receivable                                                6,980               5,367
Prepaid expenses and other assets                                          1,640               1,478
Deferred income taxes                                                          -               2,622
Other real estate owned                                                      957               2,064
Premises and equipment                                                       775                 617
                                                                        --------            --------
Total assets                                                            $570,436            $464,309
                                                                        --------            --------
                                                                        --------            --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing deposits:
     Savings accounts                                                   $209,772            $200,255
     Certificates of deposit                                             179,657             131,213
     Money market checking                                                18,804              16,703
                                                                        --------            --------
Total deposits                                                           408,233             348,171
Reverse repurchase agreements                                             26,500              21,500
Term borrowings                                                           78,000              45,000
Company Obligated Mandatorily Redeemable Preferred Securities
   of Subsidiary Trust Holding Solely Junior Subordinated Debentures      17,250              17,250
                                                                        --------            --------
Total interest-bearing liabilities                                       529,983             431,921
Deferred income taxes                                                        436                  --
Accrued interest and other liabilities                                     5,936               3,580
                                                                        --------            --------
Total liabilities                                                        536,355             435,501
                                                                        --------            --------
Shareholders' equity (Notes 6 and 7):
    Preferred stock, $.01 par value, 2,000,000 shares authorized
      no shares issued or outstanding                                         --                  --
    Common stock, $.01 par value, 10,000,000
      shares authorized,  2,984,951 shares issued and
      outstanding at September 30, 1998, 2,971,946 shares
      issued and outstanding at December 31, 1997                         28,043              27,944
Retained earnings                                                          4,511                 849
Accumulated other comprehensive income (Note 8)                            5,671               1,189
Common stock in treasury, at cost                                         (4,131)             (1,174)
                                                                        --------            --------
Total shareholders' equity                                                34,094              28,808
                                                                        --------            --------
Total liabilities and shareholders' equity                              $570,436            $464,309
                                                                        --------            --------
                                                                        --------            --------
Book value per common share (Note 3)                                      $12.47               $9.97
                                                                        --------            --------
                                                                        --------            --------

SEE ACCOMPANYING NOTES.

                          PACIFIC CREST CAPITAL, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                                          FOR THE QUARTER ENDED       FOR THE NINE MONTHS ENDED
                                                                               SEPTEMBER 30,                SEPTEMBER 30,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                              1998           1997           1998          1997
                                                                           ----           ----           ----          ----
Interest income:
    Interest on loans, including fees                                     $6,267         $6,205        $18,795        $17,905
    Securities purchased under resale agreements                              15             47             52             74
    Investment Securities:
       Available for sale                                                  5,103          1,937         13,845          4,364
       Held to maturity                                                       95            658            286          2,345
                                                                          ------          -----         ------         ------
Total interest income                                                     11,480          8,847         32,978         24,688
Interest expense:
  Interest expense on interest-bearing deposits
     Savings accounts                                                      2,708          2,487          7,840          6,918
     Certificates of deposit                                               2,472          1,679          6,632          4,533
     Money market checking accounts                                          241            221            683            675
                                                                          ------          -----         ------         ------
  Total interest expense on deposits                                       5,421          4,387         15,155         12,126
     Reverse repurchase agreements                                           450            433          1,199          1,037
     Term borrowings                                                       1,119             36          2,939             36
     Trust preferred securities                                              404             40          1,213             41
                                                                          ------          -----         ------         ------
Total interest expense                                                     7,394          4,896         20,506         13,240
                                                                          ------          -----         ------         ------
Net interest income                                                        4,086          3,951         12,472         11,448
Provision for loan losses                                                    240            280            670            810
                                                                          ------          -----         ------         ------
Net interest income after provision for loan losses                        3,846          3,671         11,802         10,638
Noninterest income:
     Gain on sale of other real estate owned                                   -             10             83            216
     Gain on sale of commercial real estate loans                              -              -            336              -
     Gain on sale of SBA loans                                                50              -            187              -
     Gain on sale of Investments                                             209              -            209              -
     Loan prepayment income                                                  143             80            522            123
     Loan late fee income                                                      9             12            135             52
     Other noninterest income                                                155             65            368            227
                                                                          ------          -----         ------         ------
Total noninterest income                                                     566            167          1,840            618
                                                                          ------          -----         ------         ------
Noninterest expense:
       Valuation adjustments to other real estate owned                        -             30             50            370
       Other real estate owned expenses                                       38             31            203             48
       Salaries and employee benefits                                      1,376          1,257          4,314          3,779
       Net occupancy expenses                                                339            399          1,185          1,154
       Advertising and promotion                                             111             56            254            160
       FDIC insurance premiums                                                11              9             32             63
       Credit and collection expenses                                         40             69            127             80
       Communication and data processing                                     193            161            572            483
       Other expenses                                                        251            230            782            646
                                                                          ------          -----         ------         ------
Total noninterest expense                                                  2,359          2,242          7,519          6,783
                                                                          ------          -----         ------         ------
Income before income taxes                                                 2,053          1,596          6,123          4,473
Income tax provision (Note 2)                                                792            637          2,461          1,783
                                                                          ------          -----         ------         ------
Net income                                                                $1,261           $959         $3,662         $2,690
                                                                          ------          -----         ------         ------
                                                                          ------          -----         ------         ------
Per share data (Note 3):
Basic earnings per common share                                            $0.45          $0.33          $1.28          $0.92
                                                                          ------          -----         ------         ------
Weighted average basic common shares
 outstanding (in thousands)                                                2,803          2,939          2,857          2,938
                                                                          ------          -----         ------         ------
                                                                          ------          -----         ------         ------
Diluted earnings per common share                                          $0.43          $0.31          $1.21          $0.88
                                                                          ------          -----         ------         ------
Weighted average diluted common shares
 outstanding (in thousands)                                                2,953          3,081          3,018          3,060
                                                                          ------          -----         ------         ------
                                                                          ------          -----         ------         ------

SEE ACCOMPANYING NOTES.

                          PACIFIC CREST CAPITAL, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (UNAUDITED)


                                                                                                  RETAINED     ACCUMULATED
                                                                                                  EARNINGS       OTHER
                                                     COMMON                    TREASURY         (ACCUMULATED  COMPREHENSIVE
(DOLLARS AND SHARES IN THOUSANDS)             SHARES       AMOUNT      SHARES         AMOUNT      DEFICIT)       INCOME
                                              ------       ------      ------         ------    ------------  -------------
Balances at January 1, 1997                    2,960      $27,838         (30)         $(255)     $(2,858)        $(257)
                                               -----      -------        ----          -----      -------         -----
Comprehensive income:
  Net income                                       -            -           -              -        3,707             -
  Other comprehensive income, net of tax:
     Unrealized gain on securities,
      available for sale                           -            -           -              -            -         1,446
          Total Comprehensive income:
  Issuance of common stock:
     Under employee stock purchase plan            7           52           -              -            -             -
     Under non-employee directors' stock
      purchase plan                                3           39           -              -            -             -
     Under employee stock option plan              2           15           -              -            -             -
Purchase of treasury shares                        -            -         (55)          (919)           -             -
                                               -----      -------        ----          -----      -------         -----
Balances at December 31, 1997                  2,972      $27,944         (85)       $(1,174)        $849        $1,189
                                               -----      -------        ----          -----      -------         -----
Comprehensive income:
  Net income:                                      -            -           -              -        3,662             -
  Other comprehensive income, net of tax
     Unrealized gain on securities,
      available for sale                           -            -           -              -            -         4,482
          Total Comprehensive income:
  Issuance of common stock:
     Under employee stock purchase plan            6           63           -              -            -             -
     Under employee stock option plan              7           36           -              -            -             -
Purchase of treasury shares                        -            -        (171)        (2,957)           -             -
                                               -----      -------        ----          -----      -------         -----
Balances at September 30, 1998                 2,985      $28,043        (256)       $(4,131)      $4,511        $5,671
                                               -----      -------        ----          -----      -------         -----
                                               -----      -------        ----          -----      -------         -----



                                                  TOTAL         TOTAL
                                               SHAREHOLDERS' COMPREHENSIVE
(DOLLARS AND SHARES IN THOUSANDS)                 EQUITY        INCOME
                                               ------------- -------------
Balances at January 1, 1997                      $24,468
                                                 -------
Comprehensive income:
  Net income                                       3,707        $3,707
  Other comprehensive income, net of tax:
     Unrealized gain on securities
      available for sale                           1,446         1,446
                                                                ------
          Total Comprehensive income:                           $5,153
  Issuance of common stock:
     Under employee stock purchase plan               52
     Under non-employee directors' stock
      purchase plan                                   39
     Under employee stock option plan                 15
Purchase of treasury shares                         (919)
                                                 -------
Balances at December 31, 1997                    $28,808
                                                 -------
Comprehensive income:
  Net income:                                      3,662        $3,662
  Other comprehensive income, net of tax
     Unrealized gain on securities
      available for sale                           4,482         4,482
                                                                ------
          Total Comprehensive income:                           $8,144
  Issuance of common stock:
     Under employee stock purchase plan               63
     Under employee stock option plan                 36
Purchase of treasury shares                       (2,957)
                                                 -------
Balances at September 30, 1998                   $34,094
                                                 -------
                                                 -------


SEE ACCOMPANYING NOTES.

                                PACIFIC CREST CAPITAL, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                                                      1998              1997
                                                                         ---------         ---------
OPERATING ACTIVITIES:
     Net income                                                           $  3,662          $  2,690
     Adjustments to reconcile net income
        to net cash provided by operating activities:
          Provision for loan losses                                            670               810
          Valuation adjustments to OREO                                         50               370
          Gain from SBA loan sale                                             (187)                -
          Gain from sale of commercial real estate loans                      (336)                -
          Gain from sale of OREO                                               (83)             (216)
          Gain from sale of securities                                        (209)                -
          Loss on investment in joint venture                                    -                 7
          Depreciation and amortization                                        204               186
          Amortization of deferred loan fees                                  (435)             (270)
          Amortization/accretion of securities                                  (6)               (7)
      Changes in operating assets and liabilities:
          Accrued interest receivable                                       (1,613)           (1,906)
          Prepaid expenses and other assets                                   (162)             (629)
          Deferred income taxes                                               (394)              (81)
          Accrued interest and other liabilities                             2,356             1,136
                                                                         ---------         ---------
     Net cash provided by operating activities                               3,517             2,090

INVESTING ACTIVITIES:
     Purchase of Securities - held to maturity                                   -           (15,000)
     Purchase of Securities - available for sale                          (265,611)         (128,446)
     Maturity/Sales/Call of securities - held to maturity                        -            20,000
     Maturity/Sales/Call of securities - available for sale                173,825            50,800
     Net increase in loans                                                 (16,804)          (20,958)
     Proceeds from sale of notes                                                 -               600
     Proceeds from sale of commercial real estate loans                      7,831                 -
     Proceeds from SBA Loan Sales                                            2,072                 -
     Investment in joint venture                                                 -              (100)
     Purchases of equipment and leasehold improvements, net                   (362)             (196)
     Proceeds from sale of other real estate owned                           1,264             2,511
                                                                         ---------         ---------
     Net cash used in investing activities                                 (97,785)          (90,789)

FINANCING ACTIVITIES:
     Net increase in savings accounts                                        9,517            34,044
     Net increase in certificates of deposit                                48,444            36,676
     Net increase/(decrease) in money market checking                        2,101            (3,358)
     Net increase in reverse repurchase agreements                           5,000            16,000
     Net increase in term borrowings                                        33,000                 -
     Proceeds from the issuance of common stock                                 99                81
     Proceeds from the issuance of trust preferred securities                    -            17,250
     Purchase of treasury stock, at cost                                    (2,957)                -
                                                                         ---------         ---------
     Net cash provided by financing activities                              95,204           100,693
Net increase in cash and cash equivalents                                      936            11,994
Cash and cash equivalents at beginning of period                             2,392             2,834
                                                                         ---------         ---------
Cash and cash equivalents at end of period                                  $3,328           $14,828
                                                                         ---------         ---------
                                                                         ---------         ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                                              $20,102           $13,048
     Income taxes                                                           $2,865            $1,895

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Transfers from loans to other real estate owned                               $206              $836
                                                                         ---------         ---------
                                                                         ---------         ---------

SEE ACCOMPANYING NOTES.

                         PACIFIC CREST CAPITAL, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                             September 30, 1998


NOTE 1.  BASIS OF PRESENTATION

     The interim financial statements included herein have been prepared by Pacific Crest Capital, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Pacific Crest Capital, Inc. together with its subsidiaries is referred to as the "Company". Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's latest Annual Report. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements, and the results of its operations for the interim period ended September 30, 1998, have been included. Certain reclassifications have been made to prior year amounts to conform to the 1998 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

NOTE 2.  INCOME TAXES

     For the quarters ended September 30, 1998 and 1997, the Company estimated its provision for income taxes at $792,000 or 38.6% and $637,000 or 39.9%, respectively. For the nine months ended September 30, 1998 and 1997, the Company's provision for income taxes was $2.5 million or 40.2% and $1.8 million or 39.9%, respectively. The difference between the Company's statutory tax rate and its effective tax rate, for the quarter and nine months ended September 30, 1998 and 1997, was due to California tax deductions (credits) generated by the Company on loans made in special tax zones within California.

NOTE 3.  COMPUTATION OF BOOK VALUE AND EARNINGS PER COMMON SHARE

      Book value per common share was calculated by dividing total shareholders' equity by the number of common shares outstanding, less treasury shares, at September 30, 1998 and December 31, 1997. The number of common shares used in this calculation was 2,984,951 less 255,500 of treasury shares at September 30, 1998, and 2,971,946, less 85,000 treasury shares at December 31, 1997.

     Basic and diluted earnings per common share for the quarter and nine months ended September 30, 1998 and 1997, were determined by dividing net income by the weighted average common shares outstanding. For the diluted earnings per share computation, the common shares outstanding were adjusted to reflect the number of common stock equivalents outstanding based on the number of outstanding stock options issued by the Company utilizing the treasury stock method. See table below for the diluted earnings per share computations:


(DOLLARS AND SHARES IN THOUSANDS,
EXCEPT PER SHARE DATA)                                           QUARTER ENDED 9/30/98                 QUARTER ENDED 9/30/97
                                                          -----------------------------------    --------------------------------
                                                                        WEIGHTED                              WEIGHTED
                                                                        AVERAGE     PER SHARE                 AVERAGE   PER SHARE
                                                          NET INCOME     SHARES       AMOUNT     NET INCOME    SHARES     AMOUNT
                                                          ----------    -------     ---------    ----------   --------  ---------
Basic EPS                                                    $1,261       2,803       $ 0.45      $  959        2,939      $ 0.33
                                                             ------       -----       ------      ------        -----      ------
Effect of Dilutive Securities
Stock Options                                                    --         150       $(0.02)         --          142      $(0.02)
                                                             ------       -----       ------      ------        -----      ------
Diluted EPS                                                  $1,261       2,953       $ 0.43      $  959        3,081      $ 0.31
                                                             ------       -----       ------      ------        -----      ------
                                                             ------       -----       ------      ------        -----      ------

                                                               NINE MONTHS ENDED 9/30/98             NINE MONTHS ENDED 9/30/97
                                                          -----------------------------------    --------------------------------
                                                                        WEIGHTED                              WEIGHTED
                                                                        AVERAGE     PER SHARE                 AVERAGE   PER SHARE
                                                          NET INCOME     SHARES       AMOUNT     NET INCOME    SHARES     AMOUNT
                                                          ----------    -------     ---------    ----------   --------  ---------
Basic EPS                                                    $3,662       2,857       $ 1.28      $2,690        2,938      $ 0.92
                                                             ------       -----       ------      ------        -----      ------
Effect of Dilutive Securities
Stock Options                                                    --         161       $(0.07)         --          122      $(0.04)

                                                             ------       -----       ------      ------        -----      ------
Diluted EPS                                                  $3,662       3,018       $ 1.21      $2,690        3,060      $ 0.88
                                                             ------       -----       ------      ------        -----      ------
                                                             ------       -----       ------      ------        -----      ------

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

NOTE 5.  INVESTMENT SECURITIES

Investment securities have been classified in the consolidated balance sheets according to management's ability and intent. The carrying amount of securities and their approximate fair values at September 30, 1998 were as follows:

                                  AMORTIZED            GROSS UNREALIZED       ESTIMATED
(DOLLARS IN THOUSANDS)               COST            GAINS         LOSSES     FAIR VALUE
                                  ---------          -----         ------     ----------
Investment Securities
     Held to maturity             $  5,000          $    --         $ --        $  5,000
     Available for sale            307,419           10,239           --         317,658
                                  --------          -------         ----        --------
Total investment securities       $312,419          $10,239         $ --        $322,658
                                  --------          -------         ----        --------
                                  --------          -------         ----        --------


         The Company's security portfolio consists primarily of Federal Home Loan Bank (FHLB) securities, Federal National Mortgage Association (FNMA) securities, Federal Home Loan Mortgage Corporation (FHLMC) securities, and to a lesser extent, Government National Mortgage Association (GNMA) mortgage backed securities. These securities have call features that allow the issuing agency to retire (call) the security prior to the securities stated maturity date. The Company's security portfolio have call dates ranging between nine months through four years. The Company believes that the majority of its securities will be called by the issuing agency prior to their final maturity date. The following table reflects the scheduled maturities in the Company's investment securities portfolio at September 30, 1998:


                                                       AMORTIZED      ESTIMATED        AVERAGE      AVERAGE
(DOLLARS IN THOUSANDS)                                    COST        FAIR VALUE        YIELD         LIFE
                                                       ---------      ----------       -------      -------
HELD TO MATURITY SECURITIES:
     Due from five to ten years                         $  5,000       $  5,000          7.57%      8.0 Years
                                                        --------       --------          -----     ----------
Total held to maturity securities:                      $  5,000       $  5,000          7.57%      8.0 Years
                                                        --------       --------          -----     ----------
AVAILABLE FOR SALE SECURITIES:
     Due from one to five years                         $  5,000       $  5,087          6.44%      3.1 Years
     Due from five to ten years                          250,802        259,570          6.69%      9.1 Years
     Due over ten years                                   51,617         53,001          6.62%     12.4 Years
                                                        --------       --------          -----     ----------
Total available for sale securities:                    $307,419       $317,658          6.67%      9.5 Years
                                                        --------       --------          -----     ----------
                                                        --------       --------          -----     ----------
Total investment securities                             $312,419       $322,658          6.68%      9.5 Years
                                                        --------       --------          -----     ----------
                                                        --------       --------          -----     ----------

     U.S. government sponsored agency securities carried at $113.0 million were pledged to secure borrowings aggregating $104.5 million at September 30, 1998.

NOTE 6.  CAPITAL

     At September 30, 1998, 10,000,000 shares of $0.01 par value common stock were authorized of which, 2,984,951 shares were issued and outstanding.

     Pacific Crest Bank is required to maintain certain minimum capital levels and must maintain certain capital ratios to be considered "well capitalized" under the prompt corrective action provisions of the FDIC Improvement Act.

     The following table sets forth Pacific Crest Bank's regulatory capital ratios at September 30, 1998 and December 31, 1997:


REGULATORY CAPITAL RATIOS                              AT SEPTEMBER 30, 1998                         AT DECEMBER 31, 1997
                                              --------------------------------------       --------------------------------------
PACIFIC CREST BANK                            REQUIRED         ACTUAL         EXCESS       REQUIRED         ACTUAL         EXCESS
                                              --------         ------         ------       --------         ------         ------
Leverage capital ratio                           4.00%          7.23%          3.23%          4.00%          7.53%          3.53%
Tier I risk-based capital ratio                  4.00%         12.44%          8.44%          4.00%         12.02%          8.02%
Total risk-based capital ratio                   8.00%         13.69%          5.69%          8.00%         13.27%          5.27%
                                                 -----         ------          -----          -----         ------          -----
                                                 -----         ------          -----          -----         ------          -----

NOTE 7.  DIVIDENDS

     As a Delaware corporation, Pacific Crest Capital, Inc., (the Parent), may pay common dividends out of surplus or, if there is no surplus, from net profits for the current and preceding fiscal year. The Parent has approximately $7.7 million in cash plus investments, less current liabilities and short-term debt at September 30, 1998. These funds are also available to pay future operating expenses of the Parent, interest expense on the $17.25 million in subordinated debentures, and possibly future capital infusion into Pacific Crest Bank. Without dividends from Pacific Crest Bank, the Parent must rely solely on existing cash, investments and borrowings.

     Pacific Crest Bank's ability to pay dividends to the Parent is restricted by California state law, which requires that retained earnings are available to pay the dividend. At September 30, 1998, Pacific Crest Bank had unrestricted retained earnings of $7.8 million available for dividend payments.

     On October 29, 1998, the Company announced that the Board of Directors had declared a $.05 per common share cash dividend for the fourth quarter of 1998. The dividend will be paid to shareholders of record at the close of business November 19, 1998 and is payable on December 3, 1998.

NOTE 8.  OTHER COMPREHENSIVE INCOME

     The following table reflects the tax effect of other comprehensive income:

                                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30
(DOLLARS IN THOUSANDS)                                        1998                 1997
                                                              ----                 ----
Other comprehensive income (loss):
Unrealized gain on U.S. agency securities                   $ 7,921               $1,026
Tax expense                                                  (3,439)                (431)
                                                            -------               ------
Total other comprehensive income, net of taxes              $ 4,482               $  595
                                                            -------               ------
                                                            -------               ------

NOTE 9.  INTEREST RATE CAP

     On June 8, 1998, the Company executed a five-year interest rate cap agreement for a notional amount of $100 million. Under the cap agreement, the Company earns income when the 90-day London Interbank Offered Rate (LIBOR) exceeds 6.70%. LIBOR closed at 5.31% on September 30, 1998. The cost of the cap was $925,000 which will be amortized over five years. The interest rate cap was purchased as a hedge instrument for the Company's deposit liabilities which reprice in one year or less. It was designed to hedge the risk that interest rates may rise, which would produce an increase in the rates paid on these deposit liabilities, resulting in an increase in interest expense and a reduction in net interest margin. The interest rate cap mitigates this risk somewhat since it earns income for the Company if interest rates rise beyond a certain level. The interest rate cap does not expose the Company to any additional risk beyond the initial investment of $925,000.

NOTE 10. SECONDARY MARKET LOAN SALES

     The Company has recently instituted a commercial real estate loan program designed to produce loan product for both the Company's portfolio and for potential sale in the secondary market. The loans originated are fixed rate loans with interest rates fixed for ten years based on a margin over the ten-year U.S. Treasury Bond. In June of 1998, the Company sold a pool of seven loans, along with their servicing rights, with a principal balance aggregating $7.5 million. The loans were sold at a premium ranging between 3.1% and 6.1%, depending upon the characteristics of each loan. The total premium received on this pool of loans was $306,000. Although this program has been designed in part to produce recurring gain income for the Company, there can be no assurance that future sales will occur to produce future gain income. Actual future sales of these types of loans will be based on a variety of factors, including the total amount of net loan growth, secondary market demand for such loans, and the level of interest rate risk in the Company's financial structure.

NOTE 11. SMALL BUSINESS ADMINISTRATION (SBA) LOAN PROGRAM

     During 1997, the Company initiated a Small Business Administration (SBA) loan program. The loans originated through this program are intended in part for retention in the portfolio and in part to generate fee income through SBA loan sales, and the related "gains on sale." In April of 1998 and September of 1998, the Company sold the SBA guaranteed portion of three SBA loans, and four SBA Loans, respectively, at a premium range of 5.75% to 10%. These loans were sold, with the servicing rights retained, at a total premium of $137,000, and $50,000, respectively. The Company calculated the servicing asset and interest only (I/O) strip related to the sale transactions, in accordance with SFAS No. 125 and other authoritative literature. The Company calculated these values using assumptions resulting in values for the servicing asset and I/O strip that were not material to the financial statements as a whole. Although this program has been designed to produce recurring gain income for the Company on a quarterly basis, there can be no assurance that future sales will occur to produce future gain income. As of September 30, 1998, the Company had 17 loans in this category with a combined principal balance of $6.4 million, and with the SBA guaranteed portion aggregating $4.2 million.

NOTE 12. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires the Bank to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 allows derivatives to be designated as hedges only if certain criteria are met with the resulting gain or loss on the derivative either charged to income or reported as a part of other comprehensive income if criteria are met. SFAS 133 is effective for all fiscal quarters beginning after June 15, 1999. The Company does not believe that adoption of SFAS 133 will have a material impact on its operations and financial position.

     In October 1998, FASB issued SFAS No. 134, "Accounting for
Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS No. 134 amends SFAS No. 65,

"Accounting for Certain Mortgage Banking Activities," which establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar. SFAS No. 134 requires that after the securitization of mortgage loans held for sale, the resulting mortgage-backed securities and other retained interests should be classified in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," based on the company's intent to sell or hold the investment. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. The Company does not believe that adoption of SFAS 134 will have a material impact on its operations and financial position.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of the major factors that influenced the consolidated financial performance of the Company for the quarter and nine months ended September 30, 1998. This analysis should be read in conjunction with the Company's 1997 Annual Report on Form 10-K and with the unaudited financial statements and notes as set forth on pages 1 through 8 of this report.

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

                                                                               FOR THE QUARTERS ENDED
SELECTED FINANCIAL DATA                                 -------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                  9/30/98        6/30/98        3/31/98       12/31/97        9/30/97
                                                        -------        -------        -------       --------        -------
Average Balance
     Average Loans                                      $230,400       $230,476       $230,479       $231,641       $227,533
     Average Investment Securities                       311,378        263,990        250,764        229,473        142,879
     Average Earning Assets                              542,745        496,927        481,503        463,862        373,817
     Average Assets                                      550,803        506,418        491,140        472,924        380,467
     Average Deposits                                    391,301        366,195        351,178        345,416        316,474
     Average Borrowings                                  125,361        106,710        106,140         94,512         33,716
     Average Equity                                       30,262         29,833         29,405         28,399         26,811
Performance Ratios
     Return on average assets (1)                           0.92%          1.03%          0.90%          0.86%          1.01%
     Return on average common equity (1)                   17.63%         18.09%         15.73%         14.73%         14.29%
     Net interest margin (2)                                2.99%          3.41%          3.51%          3.67%          4.19%
Capital and Leverage Ratios (3)
   Risk-based capital ratios:
     Tier one                                              12.44%         12.85%         12.22%         12.02%         12.04%
     Total                                                 13.69%         14.10%         13.47%         13.27%         13.17%
   Leverage capital ratio                                   7.23%          7.60%          7.45%          7.53%          8.22%
Asset Quality Ratios
     Allowance for loan losses to total loans               2.00%          2.01%          1.83%          1.77%          1.68%
     Allowance for loan losses to nonaccrual loans            --             --        1889.04%       1798.25%        187.31%
     Total nonperforming assets to total assets (4)         0.17%          0.19%          0.45%          0.49%          0.89%

-------------------
(1) Calculations based upon annualized net income, excluding accumulated other comprehensive income.
(2) Net interest margin is calculated by dividing annualized net income by average earning assets.
(3) Capital ratios of Pacific Crest Bank only.
(4) Non-performing assets include nonaccrual loans and other real estate owned ("OREO") and exclude performing troubled debt restructurings.

RESULTS OF OPERATIONS

NET INTEREST INCOME ANALYSIS

    The following tables, for the quarter and nine months ended September 30, 1998 and 1997, present the distribution of average assets, liabilities and stockholders' equity, the total dollar amount of interest income from average interest-earning assets, the resultant yields and the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. All average balances are daily average balances. Nonaccrual loans have been included in the table as loans, having a zero yield.

AVERAGE BALANCES, INTEREST INCOME AND EXPENSE, YIELDS AND RATES

                                                                            QUARTER ENDED SEPTEMBER 30,
                                             --------------------------------------------------------------------------------------
                                                               1998                                         1997
                                             --------------------------------------------------------------------------------------
                                                             INTEREST        AVERAGE                       INTEREST        AVERAGE
                                               AVERAGE        EARNED/         YIELD/       AVERAGE          EARNED/         YIELD/
(DOLLARS IN THOUSANDS)                         BALANCE         PAID            RATE        BALANCE           PAID           RATE
                                              --------       --------        -------       -------         --------        -------
INTEREST-EARNING ASSETS:
    Loans (1)                                 $230,400        $ 6,267         10.79%       $227,533         $6,205         10.82%
    Repurchase agreements                          967             15          5.95%          3,405             47          5.48%
    Investment securities:
            Available for sale                 306,379          5,103          6.66%        108,982          1,937          7.11%
            Held to maturity                     4,999             95          7.60%         33,897            658          7.76%
                                              --------        -------         ------       --------         ------         ------
    Total interest-earning assets              542,745         11,480          8.39%        373,817          8,847          9.39%
    Other real estate owned                        968                                        1,642
    Other noninterest earning assets            11,741                                        8,832
    Less allowance for loan losses               4,651                                        3,825
                                              --------        -------         ------       --------         ------         ------
    Total assets                              $550,803                                     $380,466
                                              --------        -------         ------       --------         ------         ------
INTEREST-BEARING LIABILITIES:
     Savings accounts                         $201,389          2,708          5.33%       $185,401          2,487          5.32%
     Certificates of deposit                   170,867          2,472          5.74%        113,390          1,679          5.87%
     Money market checking                      19,045            241          5.02%         17,682            221          4.96%
     Reverse repurchase agreements              31,024            450          5.75%         29,583            433          5.81%
     Term borrowings                            77,087          1,119          5.76%          2,446             36          5.84%
     Trust preferred securities                 17,250            404          9.37%          1,688             40          9.40%
                                              --------        -------         ------       --------         ------         ------
     Total interest-bearing liabilities        516,662          7,394          5.68%        350,190          4,896          5.55%
     Non interest-bearing liabilities            3,879                                        3,466
     Shareholders' equity                       30,262                                       26,811
                                              --------        -------         ------       --------         ------         ------
     Total liabilities and
         shareholders' equity                 $550,803                                     $380,466
                                              --------        -------         ------       --------         ------         ------
     Net interest income                                       $4,086                                       $3,951
     Net interest rate spread (2)                                              2.71%                                        3.84%
     Net interest-earning assets              $ 26,083                                     $ 23,627
     Net interest margin (3)                                                   2.99%                                        4.19%
     Average interest-earning assets to
       average interest bearing liabilities                    105.05%                                      106.75%
                                              --------        -------         ------       --------         ------         ------
                                              --------        -------         ------       --------         ------         ------

(1) Calculated net of deferred loan fees.
(2) Net interest rate spread represents the average yield earned on interest-earning assets, less the average rate paid on interest-bearing liabilities.
(3) Net interest margin is computed by dividing net interest income by total average earning assets.

                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                             --------------------------------------------------------------------------------------
                                                               1998                                         1997
                                             --------------------------------------------------------------------------------------
                                                             INTEREST        AVERAGE                       INTEREST        AVERAGE
                                               AVERAGE        EARNED/         YIELD/       AVERAGE          EARNED/         YIELD/
(DOLLARS IN THOUSANDS)                         BALANCE         PAID            RATE        BALANCE           PAID           RATE
                                              --------       --------        -------       -------         --------        -------
INTEREST-EARNING ASSETS:
    Loans (1)                                 $230,451        $18,795         10.90%       $219,865        $17,905          10.89%
    Repurchase agreements                        1,232             52          5.64%          1,823             74           5.43%
    Investment securities:
            Available for sale                 270,601         13,845          6.82%         82,306          4,364           7.07%
            Held to maturity                     4,999            286          7.63%         40,466          2,345           7.73%
                                              --------        -------         ------       --------        -------          ------
    Total interest-earning assets              507,283         32,978          8.69%        344,460         24,688           9.58%
    Other real estate owned                      1,561                                        2,441
    Other noninterest earning assets            11,921                                        9,154
    Less allowance for loan losses               4,426                                        3,655
                                              --------        -------         ------       --------        -------          ------
    Total assets                              $516,339                                     $352,400
                                              --------        -------         ------       --------        -------          ------
INTEREST-BEARING LIABILITIES:
     Savings accounts                         $198,516          7,840          5.28%       $175,645          6,918           5.27%
     Certificates of deposit                   152,935          6,632          5.80%        104,276          4,533           5.81%
     Money market checking                      18,254            683          5.00%         18,393            675           4.91%
     Reverse repurchase agreements              27,715          1,199          5.78%         24,182          1,037           5.73%
     Term borrowings                            67,842          2,939          5.79%            824             36           5.84%
     Trust preferred securities                 17,250          1,213          9.38%            569             41           9.37%
                                              --------        -------         ------       --------        -------          ------
     Total interest-bearing liabilities        482,512         20,506          5.68%        323,889         13,240           5.47%
     Non interest-bearing liabilities            3,991                                        2,845
     Shareholders' equity                       29,837                                       25,666
                                              --------        -------         ------       --------        -------          ------
     Total liabilities and
         shareholders' equity                 $516,339                                     $352,400
                                              --------        -------         ------       --------        -------         ------
     Net interest income                                      $12,472                                      $11,448
     Net interest rate spread (2)                                              3.01%                                        4.11%
     Net interest-earning assets              $ 24,771                                     $ 20,571
     Net interest margin (3)                                                   3.29%                                        4.44%
     Average interest-earning assets to
       average interest bearing liabilities                   105.13%                                      106.35%
                                              --------        -------         ------       --------        -------         ------
                                              --------        -------         ------       --------        -------         ------

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


                                                       FOR THE QUARTER ENDED                     FOR THE NINE MONTHS ENDED
                                                         SEPTEMBER 30, 1998                           SEPTEMBER 30, 1998
                                                ----------------------------------------------------------------------------------
                                                       1998 COMPARED TO 1997                       1998 COMPARED TO 1997
                                                    INCREASE (DECREASE) DUE TO                   INCREASE (DECREASE) DUE TO
                                                ----------------------------------------------------------------------------------

                                                                                NET                                          NET
(DOLLARS IN THOUSANDS)                          VOLUME           RATE         CHANGE         VOLUME           RATE         CHANGE
                                                ------          ------        ------         ------          ------        ------
CHANGES IN INTEREST INCOME:
  Loans                                         $   78          $ (16)        $   62        $   863          $  27        $  890
  Repurchase agreements                            (36)             4            (32)           (25)             3           (22)
  Investment securities:
         Available for sale                      3,321           (155)         3,166          9,610           (129)         9,481
         Held to maturity                         (554)            (9)          (563)        (2,024)           (35)        (2,059)
                                                ------          -----         ------        -------          -----        -------
   Total change in interest income               2,809           (176)         2,633          8,424           (134)         8,290
                                                ------          -----         ------        -------          -----        -------
CHANGES IN INTEREST EXPENSE:
  Savings accounts                                 214              7            221            903             18            921
  Certificates of deposit                          832            (39)           793          2,111            (12)         2,099
  Money market checking                             17              3             20             (5)            13              8
  Reverse repurchase agreements                     21             (4)            17            152             10            162
  Term borrowings                                1,084             (1)         1,083          2,902              1          2,903
  Trust preferred securities                       368             (4)           364          1,170              3          1,173
                                                ------          -----         ------        -------          -----        -------
  Total change in interest expense               2,536            (38)         2,498          7,233             33          7,266
                                                ------          -----         ------        -------          -----        -------
    Changes in net interest income                $273          $(138)          $135         $1,191          $(167)        $1,024
                                                ------          -----         ------        -------          -----        -------
                                                ------          -----         ------        -------          -----        -------

DETAILED COMPARISONS OF FINANCIAL RESULTS

EARNINGS PERFORMANCE

    Net income was $1.3 million (or $0.43 per common share on a diluted basis) for the quarter ended September 30, 1998, compared to $959,000 (or $0.31 per common share on a diluted basis) for the corresponding period in 1997. Net income was $3.7 million (or $1.21 per common share on a diluted basis) for the nine months ended September 30, 1998, compared to $2.7 million (or $0.88 per common share on a diluted basis) for the corresponding period in 1997. The improvements in 1998 over the comparable periods in 1997 are primarily attributable to increases in the Company's net interest income, and non-interest income, partially offset by increases in non-interest expense.

NET INTEREST INCOME

    Net interest income increased by $135,000 or 3.4% to $4.1 million for the quarter ended September 30, 1998 compared to the same period of 1997. Net interest income increased by $1.0 million or 8.9% to $12.5 million for the nine months ended September 30, 1998 compared to the same period of 1997. The increase in net interest income during the quarter and nine months ended September 30, 1998 was primarily the result of an increase of $168.9 million and $162.8 million, respectively, in the Company's average balance of interest earning assets between the 1998 and 1997 periods.

    The Company's net interest rate spread and net interest margin, both declined during the 1998 and 1997 periods. These declines were anticipated by the Company, as the Company implemented a strategic repositioning of its balance sheet. The Company, in order to more effectively leverage its capital, increased its holdings of investment securities over the last several quarters. The increase in investment securities, while improving both total interest income and net interest income, resulted in the decline in the net interest margin and net interest rate spread.

    The net interest margin is defined as the difference between interest income and interest expense divided by the average interest-earning assets. The net interest margin for the quarter ended September 30, 1998 and 1997,
was 2.99% and 4.19%, respectively.   The net interest margin for the nine
months ended September 30, 1998 and 1997 was 3.29% and 4.44%, respectively. The decline in the margin is primarily the result of the change in the composition of the balance sheet. Loans, the highest yielding asset, have decreased as a percentage of average interest-earning assets while the Company's holdings in the lower yielding investment securities have increased as a percentage of average interest-earning assets. Additionally, the Company has financed a portion of these security purchases with borrowings, including the issuance of the trust preferred securities, which on average, have a significantly higher interest rate than deposits.

    The net interest rate spread is defined as the yield on interest-earning assets less the rates paid on interest-bearing liabilities. The net interest rate spread for the quarter ended September 30, 1998 and 1997 was 2.71% and 3.84%, respectively. The net interest rate spread for the nine months ended September 30, 1998 was 3.01% and 4.11%, respectively. The decline in the spread for the quarter and nine months ended September 30, 1998 from the same periods in 1997, is the result of an increase of 13 basis points and 21 basis points, respectively, on the rates paid on interest-bearing liabilities, in addition to a decrease of 100 basis points and 89 basis points, respectively, on the yields earned on interest-earning assets.

    The following table sets forth the composition of average interest-earning assets and average interest-bearing liabilities by category, and by the percentage of each category to the total, for the nine months ended September 30, 1998 and 1997, including the change in average balance and yield/rate between these respective periods:

                                                          NINE MONTHS ENDED                         NINE MONTHS ENDED
                                                          SEPTEMBER 30, 1998                        SEPTEMBER 30, 1997
                                             ---------------------------------------       --------------------------------------
                                                                 %             AVG.                          %              AVG.
                                               AVERAGE         COMPO-         YIELD/       AVERAGE         COMPO-          YIELD/
                                               BALANCE         SITION          RATE        BALANCE         SITION           RATE
                                             ---------         ------         ------       -------         ------          ------
(DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans                                       $230,451          45.4%         10.90%       $219,865          63.8%         10.89%
  Repurchase agreements                          1,232           0.3%          5.64%          1,823           0.5%          5.43%
  Investment Securities                        275,600          54.3%          6.84%        122,772          35.7%          7.29%
                                              --------         ------          -----       --------         ------          -----
   Total interest-earning assets               507,283         100.0%          8.69%        344,460         100.0%          9.58%
                                              --------         ------          -----       --------         ------          -----
Interest-bearing liabilities:
  Deposits                                     369,705          76.6%          5.48%        298,314          92.1%          5.43%
  Borrowings                                    95,557          19.8%          5.79%         25,006           7.7%          5.74%
  Trust preferred securities                    17,250           3.6%          9.38%            569           0.2%          9.37%
                                              --------         ------          -----       --------         ------          -----
  Total interest-bearing liabilities          $482,512         100.0%          5.68%       $323,889         100.0%          5.47%
                                              --------         ------          -----       --------         ------          -----
                                              --------         ------          -----       --------         ------          -----

                                                         AVG. BAL. NET CHANGE
                                              ---------------------------------------
                                                                               YIELD/
                                                                                RATE
                                                   $              %            CHANGE
                                              --------         -------        -------
(DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans                                        $10,586         (18.4%)         0.01%
  Repurchase agreements                           (591)         -0.3%          0.21%
  Investment Securities                        152,828          18.7%         (0.45%)
                                               -------          -----         ------
   Total interest-earning assets               162,823                        (0.89%)
                                               -------          -----         ------
Interest-bearing liabilities:
  Deposits                                      71,391         (15.5%)         0.05%
  Borrowings                                    70,551          12.1%          0.05%
  Trust preferred securities                    16,681           3.4%          0.01%
                                               -------          -----         ------
  Total interest-bearing liabilities          $158,623                         0.21%
                                               -------          -----         ------
                                               -------          -----         ------


TOTAL INTEREST INCOME

    Total interest income increased by $2.6 million, or 29.8% to $11.5 million for the quarter ended September 30, 1998 compared to the same period of 1997. Total interest income increased by $8.3 million, or 33.6%, to $33.0 million for the nine months ended September 30, 1998 compared to the same period in 1997. These increases were primarily due to increases in the average balance of interest earning assets for the quarter and nine months ending September 30, 1998 of $168.9 million and $162.8 million, respectively, over the comparable periods in 1997. Average interest-earning assets have increased due to the purchase of investment securities over the last several quarters, and to a lesser extent, the growth in the loan portfolio. Partially offsetting these increases, the overall yields on the Company's interest-earning assets have decreased by 100 basis points and 89 basis points, respectively, for the quarter and nine months ended September 30, 1998, from the comparable periods in 1997. These declines were primarily due to the change in the composition of interest-earning assets detailed above.

    Although the average yields earned on loans (computed on pages
10 and 11) are shown to have decreased by three basis points and increased by one basis point, respectively, for the quarter and nine months ended September 30 1998, the actual yields have declined by a slightly wider margin. The average yields earned on loans (computed on pages 10 and 11) have shown only a slight decline for the quarter and an increase for the nine months ended September 30, 1998, due to an increase in deferred loan fees credited to income during 1998, which has occurred due to both the increases in loan payoffs and loan sales in the current year. In accordance with SFAS No. 91, net loan fees are deferred and amortized over the life of the loan, as an adjustment to the yield of the loan. When a loan prepays or is sold prior to maturity, the remaining deferred fee is immediately recognized as an adjustment to the yield of the loan. In 1998, this has resulted in an increase to the average yields earned on loans. If the prepayments and sales for the quarter and nine months ended September 30, 1998 had been consistent with 1997, the average yields for 1998 would have been slightly lower than shown above, and slightly lower than 1997. The primary reason for this decline is due to seasoned, higher yielding loans paying off, and being replaced with newly originated lower yielding loans. This reflects the increased competitive rate pressure in the marketplace.

    The substantial increase in the average balances of the Company's investment securities for the quarter and nine months ended September 30, 1998, reflects the Company's effort to optimize earnings by more effectively leveraging capital with the purchase of these securities.

TOTAL INTEREST EXPENSE

    Total interest expense for the quarter ended September 30, 1998 increased by $2.5 million, or 51.0%, to $7.4 million compared to the same period in 1997. Total interest expense for the nine months ended September 30, 1998 increased by $7.3 million, or 54.9%, to $20.5 million compared to the same period in 1997. These increases in interest expense resulted primarily from increases in the average balance of interest bearing liabilities for the quarter and nine months ended September 30, 1998 of $166.5 million and $158.6 million, respectively, over the comparable periods in 1997. Average interest-bearing liabilities continue to rise to fund the growth of the Company. The growth has primarily been in term borrowings, trust preferred securities, and certificates of deposit, but also includes growth in savings accounts. Contributing to the increases in interest expense, were increases in the rate paid on interest-bearing liabilities during 1998. The rates paid on the Company's interest-bearing liabilities increased by 13 basis points and 21 basis points, respectively, for the quarter and nine months ended September 30, 1998. The increase in the rate paid on the Company's interest-bearing liabilities reflects the change in the composition of interest bearing liabilities as detailed in the table above, and the change in market interest rates between the 1998 and 1997 periods. The change in the composition of interest-bearing liabilities reflects the leveraging of the balance sheet with increased borrowings subsequent to the issuance of $17.25 million of trust preferred securities in September of 1997.

PROVISION FOR LOAN LOSSES

    During the quarter and nine months ended September 30, 1998, the Company's provision for loan loss declined by $40,000 to $240,000, and declined by $140,000 to $670,000, respectively, compared to the same periods in 1997. The decline in the provision is the result of management's evaluation of current portfolio loan loss exposure. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. The calculation of the adequacy of the allowance for loan losses is based on several factors, including underlying loan collateral values, delinquency trends and historical loan loss experience. As of September 30, 1998, the Company had no loans classified as nonaccrual. The allowance for loan losses as a percentage of loans stood at 2.0% at September 30, 1998, compared to 1.77% at December 31, 1997.

NONINTEREST INCOME

    The following table sets forth certain information with respect to the Company's noninterest income for the quarter and nine months ended September 30, 1998:


NONINTEREST INCOME ANALYSIS                        FOR THE QUARTER ENDED SEPTEMBER 30  FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                                   ----------------------------------  --------------------------------------
                                                       AMOUNTS           CHANGE             AMOUNTS             CHANGE
(DOLLARS IN THOUSANDS)                              1998     1997      $        %        1998     1997       $          %
                                                   ------   ------   -----   --------  -------   ------   -------    -------
Gain on sale of other real estate owned             $  -     $ 10    $(10)   (100.0%)   $   83    $216    $ (133)    (61.6%)
Gain on sale of commercial real estate loans           -        -       -          -       336       -       336          -
Gain on sale of SBA loans                             50        -      50          -       187       -       187          -
Gain on sale of Investments                          209        -     209          -       209       -       209          -
Loan prepayment income                               143       80      63      78.8%       522     123       399     324.4%
Loan late fee income                                   9       12      (3)    (25.0%)      135      52        83     159.6%
Other noninterest income                             155       65      90     138.5%       368     227       141      62.1%
                                                    ----     ----    ----     -----     ------    ----    ------     -----
Total noninterest income                            $566     $167    $399     238.9%    $1,840    $618    $1,222     197.7%
                                                    ----     ----    ----     -----     ------    ----    ------     -----
                                                    ----     ----    ----     -----     ------    ----    ------     -----

    Noninterest income for the quarter and nine months ended September 30, 1998 increased by $399,000 or 238.9%, and $1.2 million or 197.7%, respectively, as compared to the same periods in 1997. These changes are detailed on the table above and significant changes in noninterest income are described below.

    The gain on sale of other real estate owned (OREO) has declined during the quarter and nine months ended September 30, 1998 as compared to 1997 due to the continued decline in the balances held in OREO properties.
Additionally, in May of 1997, an OREO property was sold at a gain of $176,000, which substantially exceeds all gains recorded in 1998.

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

    In April of 1998 and again in September of 1998, the Company sold the SBA guaranteed portion of three SBA loans, and four SBA loans, respectively, at a premium ranging between 5.75% and 10.0%. These loans were sold, with the servicing rights retained, at a total premium of $137,000 and $50,000, respectively. See also "Notes to Consolidated Financial Statements," footnote 11.

    In the third quarter of 1998, the Company sold $108.8 million in investment securities for a gain on sale of $209,000. Also in the third quarter of 1998, the Company purchased $125.0 million in investment securities with similar maturity characteristics as those sold, but with longer call protection. The Company did not sell any investments during 1997 which resulted in a gain on sale.

    Loan prepayment income for the quarter and nine months ended September 30, 1998 rose by $63,000 and $399,000, respectively, over the comparable periods in 1997. This increase is due to the increased volume of loans prepaying in 1998, as compared to 1997. Total prepayments for the nine months ended September 30, 1998 increased by $23.4 million to $41.9 million over the comparable period in 1997.

NONINTEREST EXPENSE

    The following table sets forth certain information with respect to the Company's noninterest expenses for the quarter and nine months ended September 30, 1998:


NONINTEREST INCOME ANALYSIS                        FOR THE QUARTER ENDED SEPTEMBER 30  FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                                   ----------------------------------  --------------------------------------
                                                       AMOUNTS           CHANGE             AMOUNTS             CHANGE
(DOLLARS IN THOUSANDS)                              1998     1997      $        %        1998     1997       $          %
                                                   ------   ------   -----   --------  -------   ------   -------    -------
Valuation adjustments to other real estate owned   $    -   $   30    $(30)  (100.0%)      $50   $  370    $(320)    (86.5%)
Other real estate owned expense                        38       31       7     22.6%       203       48      155     322.9%
Salaries and employee benefits                      1,376    1,257     119      9.5%     4,314    3,779      535      14.2%
Net occupancy expenses                                339      399     (60)   (15.0%)    1,185    1,154       31       2.7%
Advertising and Promotions                            111       56      55     98.2%       254      160       94      58.8%
FDIC insurance premiums                                11        9       2     22.2%        32       63      (31)    (49.2%)
Credit and collections expenses                        40       69     (29)   (42.0%)      127       80       47      58.8%
Communication and data processing                     193      161      32     19.9%       572      483       89      18.4%
Other expenses                                        251      230      21      9.1%       782      646      136      21.1%
                                                   ------   ------    ----     -----    ------   ------     ----     ------
Total noninterest expense                          $2,359   $2,242    $117      5.2%    $7,519   $6,783     $736      10.9%
                                                   ------   ------    ----     -----    ------   ------     ----     ------
                                                   ------   ------    ----     -----    ------   ------     ----     ------

    Noninterest expense for the quarter and nine months ended September 30, 1998 increased by $117,000, or 5.2%, and $736,000 or 10.9%, respectively, over the same periods in 1997. These changes are detailed on the table above and significant changes in noninterest expense are described below.

    The valuation adjustment to OREO for the quarter and nine months ended September 30, 1998 decreased by $30,000 and $320,000, respectively, compared to the same periods in 1997. The Company recorded OREO valuation adjustments on two OREO properties in 1997, while minimal write downs were necessary during 1998.

    Other real estate owned expenses increased for the quarter and nine months ended September 30, 1998 by $7,000 and $155,000, respectively, over the comparable periods in 1997. The increases were due to the Company accruing for additional expenses anticipated to be incurred prior to the sale of two OREO properties in 1998.

    Salaries and employee benefits for the quarter and nine months ended September 30, 1998, increased by $119,000 and $535,000, as compared to the same periods in 1997. These increases are partially the result of increased marketing and administrative bonus accruals in 1998 versus 1997, due to higher loan volume and improved return on equity. In addition, the Company provided an approximate 4% salary increase to most employee base salaries in January 1998.

    Other expenses for the quarter and nine months ended September 30, 1998 increased by $21,000 and $136,000, respectively, over the comparable periods in 1997. The increases were primarily due to the increase in Delaware State taxes, which are based on the Company's total assets, which have grown substantially in 1997. Additionally, the Company experienced an increase in investor relations expense due to an increase in printing costs associated with the annual report.

INCOME TAX PROVISION

    For the quarters ended September 30, 1998 and 1997, the Company estimated its provision for income taxes at $792,000 or 38.6% and $637,000 or 39.9%, respectively. For the nine months ended September 30, 1998 and 1997, the Company's provision for income taxes was $2.5 million or 40.2% and $1.8 million or 39.9%, respectively. The difference between the Company's statutory tax rate and its effective tax rate, for the quarter and nine months ended September 30, 1998 and 1997, was due to California tax deductions (credits) generated by the Company on loans made in special tax zones within California.

FINANCIAL CONDITION

SUMMARY OF CHANGES IN BALANCE SHEETS
SEPTEMBER 30, 1998 COMPARED TO DECEMBER 31, 1997

    Total assets of the Company increased to $570.4 million at September 30, 1998 from $464.3 million at December 31, 1997, a $106.1 million increase. This increase reflects the purchase of $99.9 million of investment securities, net of sales and maturities, and an increase of $7.1 million in loans during the first nine months of 1998. The Company funded this asset growth by increasing its interest bearing liabilities by $98.1 million to $530.0 million at September 30, 1998 from $431.9 million at December 31, 1997. The increase in interest bearing liabilities reflects an increase in deposits of $60.1 million, primarily due to the growth in the Company's certificates of deposit balances that grew by $48.4 million during the first nine months of 1998. For the nine months ended September 30, 1998, term borrowings were increased by $33.0 million to $78.0 million. Additionally, the Company added $5.0 million of borrowings in reverse repurchase agreements for a total of $26.5 million as of September 30, 1998.

    Loans, net of deferred fees and the allowance for loan losses, increased by $7.1 million to $234.1 million at September 30, 1998, from $227.0 million at December 31, 1997. The Company originated $64.9 million in new real estate and business loans during the first nine months ended September 30, 1998. Additionally, the Company experienced $41.9 million in loan payoffs, $7.5 million in commercial real estate loan sales, and $1.8 million in SBA loan sales during the nine months ended September 30, 1998.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses at September 30, 1998 increased by $675,000 from the level at December 31, 1997, and represents 2.0% of outstanding loans at September 30, 1998. The increase in the general loan loss reserve from $4.1 million at December 31, 1997 to $4.8 million at September 30, 1998 reflects a recovery of $25,000, in addition to $670,000 in loan loss provision, partially offset by a chargeoff of $20,000. Management and the Board of Directors regularly review loan performance and the adequacy of the allowance for loan losses.

     The following table sets forth certain information with respect to the Company's allowance for loan losses and valuation adjustment to OREO as of the dates or for the periods indicated:

ALLOWANCE FOR LOAN LOSSES                                    AT OR FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                             ---------------------------------------------
(DOLLARS IN THOUSANDS)                                                   1998                 1997
                                                                         ----                 ----
Balance at beginning of period                                          $4,100               $3,400
Chargeoffs                                                                 (20)                (368)
Recoveries                                                                  25                   24
Provision for loan losses:                                                 670                  810
                                                                        ------               ------
Balance at end of period:                                               $4,775               $3,866
                                                                        ------               ------
                                                                        ------               ------
Allowance for loan losses as a % of loans                                 2.00%                1.68%
Net loan (recoveries)/charge-offs                                       $   (5)              $  344
Valuation adjustment to OREO                                                50                  370
                                                                        ------               ------
Total net loan charge-offs & OREO valuation adjustment                  $   45               $  714
                                                                        ------               ------
                                                                        ------               ------

NON-PERFORMING AND RESTRUCTURED ASSETS

     The following table sets forth loans accounted for on a nonaccrual basis, OREO and loans that were impaired due to the loans being restructured at the dates indicated:

                                                            SEPTEMBER 30,                  DECEMBER 31,
(DOLLARS IN THOUSANDS)                                           1998                          1997
                                                            -------------                  ------------
Nonaccrual loans                                                    -                       $  228
Other real estate owned                                           957                        2,064
                                                                -----                       ------
Total nonaccrual loans and OREO                                 $ 957                       $2,292
                                                                -----                       ------
Total nonperforming assets to total assets                       0.17%                        0.49%
                                                                -----                       ------
Other impaired loans (restructured loans)                       $  --                       $  899
                                                                -----                       ------
                                                                -----                       ------


NONACCRUAL LOANS

     Nonaccrual loans are loans, not classified as "troubled debt restructurings" or OREO, that are 60 days or more delinquent, or show little or no current payment ability. These loans are supported, however, by collateral or cash flow that support the collectibility of the Company's remaining book balance, after consideration of the allowance for loan losses. The Company had no loans classified as nonaccrual at September 30, 1998. Nonaccrual loan balances are net of any prior write-offs, but any specifically assigned portions of the general allowance for loan losses are not deducted from the nonaccrual loan balances above.

OTHER REAL ESTATE OWNED

     Assets classified as OREO include foreclosed real estate owned by the Company. The Company had 3 properties in this category at September 30, 1998, totaling $957,000. The Company makes valuation adjustments to its OREO, based on the most recent collateral appraisal data and other relevant information which effectively reduces the book value of such assets to the estimated fair market value less selling cost of the properties. The fair value of the real estate takes into account the real estate values net of expenses such as brokerage commission, past due property taxes, property repair expenses, and other items. The estimated sale price does not necessarily reflect the appraisal values which management believes, in some cases, may be higher than what could be realized in a sale of the OREO.

REVERSE REPURCHASE AGREEMENTS

     The Company increased its short term borrowing at September 30, 1998 by $5.0 million to $26.5 million, from $21.5 million at December 31, 1997. The rates paid on this short term debt averaged 5.78% during 1998. The Company continued to utilize these borrowing lines to cover the short term financing needs for loan fundings and investment security purchases.

TERM BORROWINGS

     The Company borrowed an additional $33.0 million of term debt during 1998. The Company has a total of $95.0 million of term borrowing lines available, of which $78.0 million had been borrowed at September 30, 1998. This debt is secured by pledging specific amounts of specific securities from the Company's U.S. government sponsored agency securities portfolio. $55.0 million of these secured borrowing have an original five year maturity with a two-year, one-time call option, while the remaining $23.0 million have an original one year maturity with no call option. The table reflects the attributes of the Company's term borrowings.

(DOLLARS IN THOUSANDS)                   CALL DATE                 MATURITY DATE                  AMOUNT
                                         ---------                 -------------                  ------
5.82% five-year term borrowings       September 1999               September 2002                $25,000
5.78% five-year term borrowings       October 1999                 October 2002                   10,000
5.63% five-year term borrowings       December 1999                December 2002                  10,000
5.48% five-year term borrowings       January 2000                 January 2003                   10,000
5.64% one- year term borrowings                 -                  April 1999                     23,000
                                                                                                  -------
Total term borrowings                                                                             $78,000
                                                                                                  -------
                                                                                                  -------

CAPITAL RESOURCES

     The Company's objective is to maintain a strong level of capital that will support consistent and sustained asset growth, anticipated credit risks and to ensure that regulatory and industry capital guidelines and standards are maintained. Pacific Crest Bank is subject to leverage and risk-based capital adequacy standards applicable to FDIC insured institutions. At September 30, 1998, Pacific Crest Bank was in compliance with all such capital requirements.

     Shareholders' equity increased by $5.3 million to $34.1 million at September 30, 1998. This increase reflects the increase to shareholders' equity by the nine months net income of $3.7 million, a $99,000 increase resulting from the purchase of stock under the employee and directors' stock purchase plans, and a $4.5 million increase in accumulated other comprehensive income. This increase was partially offset by a $3.0 million repurchase of the Company's stock.

     On October 29, 1998, the Company announced that the Board of Directors had declared a $.05 per common share cash dividend for the fourth quarter of 1998. The dividend will be paid to shareholders of record at the close of business November 19, 1998 and is payable on December 3, 1998.

     Pacific Crest Bank is required to maintain certain minimum capital levels and must maintain certain capital ratios to be considered "well capitalized" under the prompt corrective action provisions of the FDIC Improvement Act.

     The following table sets forth Pacific Crest Bank's regulatory capital ratios at September 30, 1998, and December 31, 1997:

REGULATORY CAPITAL RATIOS                              AT SEPTEMBER 30, 1998                         AT DECEMBER 31, 1997
                                               --------------------------------------       --------------------------------------
PACIFIC CREST BANK                             REQUIRED         ACTUAL         EXCESS       REQUIRED         ACTUAL         EXCESS
                                               --------         ------         ------       --------         ------         ------
Leverage capital ratio                           4.00%          7.23%          3.23%          4.00%          7.53%          3.53%
Tier 1 risk-based capital ratio                  4.00%         12.44%          8.44%          4.00%         12.02%          8.02%
Total risk-based capital ratio                   8.00%         13.69%          5.69%          8.00%         13.27%          5.27%
                                                 -----         ------          -----          -----         ------          -----
                                                 -----         ------          -----          -----         ------          -----

LIQUIDITY

     The Company's primary sources of funds are deposits and payments of principal and interest on loans. While maturities and scheduled principal amortization on loans are a reasonable predictable source of funds, deposit flows and mortgage loan prepayments are greatly influenced by the level of interest rates, economic conditions, and competition.

     The Company's holdings of cash and cash equivalents during the nine months ended September 30, 1998 increased by $936,000 to $3.3 million at September 30, 1998 from $2.4 million at December 31, 1997. The Company purchased $99.9 million of U.S. government sponsored agency securities, net of maturities, calls and sales during 1998.

     Loans, net of deferred fees and the allowance for loan losses, increased by $7.1 million to $234.1 million at September 30, 1998, from $227.0 million at December 31, 1997. The Company originated $64.9 million in new real estate and business loans during the first nine months ended September 30, 1998. Additionally, the Company experienced $41.9 million in loan payoffs, $7.5 million in commercial real estate loan sales, and $1.8 million in SBA loan sales during the nine months ended September 30, 1998.

     The Company funded this asset growth by increasing its interest bearing liabilities by $98.1 million to $530.0 million at September 30, 1998 from $431.9 million at December 31, 1997. The increase in interest bearing liabilities reflects an increase in new deposits of $60.1 million, primarily due to the growth in the Company's certificates of deposit balances that grew by $48.4 million during the first nine months of 1998. Term borrowings were increased by $33.0 million to $78.0 million at September 30, 1998. Additionally, the Company added $5.0 million of borrowings in reverse repurchase agreements for a total of $26.5 million as of September 30, 1998.

     The liquidity of Pacific Crest Capital, Inc., (the Parent), is dependent on several factors, including the payment of cash dividends by its subsidiary, Pacific Crest Bank, or the ability to secure borrowings. Without dividends from Pacific Crest Bank, the Parent must rely solely on existing cash and investments, or the ability to secure borrowings. Cash plus investments less current liabilities and short-term debt totaled $7.7 million at September 30, 1998. This amount is available to pay future operating expenses, the interest cost associated with the subordinated debt security issued in September of 1997, and for the possible infusion of capital into Pacific Crest Bank. The interest on the Junior Subordinated Debentures will be paid by the Parent to the Trust, and represents the sole revenues of the Trust and the source of dividend distributions by the Trust to the holders of the Capital Trust Securities.

     Pacific Crest Bank's ability to pay dividends to the Parent is restricted by California state law, which requires that sufficient retained earnings are available to pay the dividend. Pacific Crest Bank had retained earnings of $7.8 million at September 30, 1998. The total amount of retained earnings is unrestricted and available for dividend payments.

YEAR 2000

     The financial institutions industry, as with other industries, is faced with Year 2000 issues. These issues center around computer programs that do not recognize a year which begins with "20" instead of "19", or uses only 2 digits for the year. This could result in major systems failures or miscalculations. This Year 2000 issue creates risks for the Company from unforeseen or unanticipated problems in its internal computer systems as well as from computer systems of the Federal Reserve Bank, correspondent banks, customers, vendors, and utility providers. Failures of these systems or untimely corrections could have a material adverse impact on the Company's ability to conduct its business and results of operations.

     Certain statements in this section constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995 which involve risk and uncertainties. The Company's actual results may differ significantly from the results discussed in these forward-looking statements. Such factors include, but are not limited to, the estimated costs of remediation, the preparedness of third party vendors, timetables for implementation of future remediation and testing, contingency plans, and estimated future costs due to business disruption caused by affected third parties.

     The Company's computer systems and programs are designed and supported by companies specifically in the business of providing such products and services. The Company has formed a Year 2000 committee comprised of certain officers to evaluate and address the Year 2000 issue for both information technology and non-information technology systems.

     As of the date of this 10Q filing, the Company has successfully completed the awareness and assessment phases of the Year 2000 plan and is currently in the remediation, testing and validation phases of the plan.
None of the Company's critical systems were programmed by internal staff; rather, they are serviced or provided by outside system vendors. The systems that were identified in the assessment phase as critical to the Company's operations are expected to be remediated, tested, and certified as compliant by the end of the first quarter of 1999.

     The Company has notified its customers by means of statement stuffers of Year 2000 issues. It is also in the process of contacting each of its major borrowing customers to make them aware of the issues and to seek information regarding its customers' preparedness for the Year 2000. Vendors and utilities have informed the Company that their Year 2000 projects are on schedule and their progress is being monitored by Company personnel.

     An expected reasonable "worst case" scenario is that, notwithstanding the testing and certification of all the Company's critical systems beforehand, a problem is discovered in the year 2000 that impacts the core accounting systems. In this event, the Company would be required to perform many business functions manually until such time as the responsible vendor corrected the problem. Such manual processing of functions is provided for in the Company's contingency plans.

     The Year 2000 issues are not expected to have a material impact on the operations of the Company. The total cost estimated to correct the new computer software systems, or to have existing systems modified, is not expected to exceed $200,000 over the next year.

         PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         Not applicable.

ITEM 2.  CHANGES IN SECURITIES
         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable.

ITEM 5.  OTHER INFORMATION
         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)  Financial data schedules

         (b)  REPORTS ON FORM 8-K:

         The Company filed no reports on Form 8-K during the quarter ended September 30, 1998.

                                     SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            PACIFIC CREST CAPITAL, INC.


  Date:     November 16, 1998          /s/ GARY WEHRLE
                                       --------------------------------------
                                                   Gary Wehrle
                                       President and Chief Executive Officer



  Date:     November 16, 1998          /s/ ROBERT J. DENNEN
                                       ---------------------------------------
                                                 Robert J. Dennen
                                       Vice President, Chief Financial Officer
                                                Corporate Secretary