Form 10-K405
period 1998-12-31
PACIFIC CREST CAPITAL INC
filed 1999-03-24
CIK 912048

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 23, 1999
--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

    AT MARCH 15, 1999, THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, AS REPORTED ON THE NASDAQ NATIONAL MARKET, WAS $37,271,000.
-----------
                       DOCUMENTS INCORPORATED BY REFERENCE

        DOCUMENT INCORPORATED          PART OF FORM 10-K INTO WHICH INCORPORATED
        ---------------------          -----------------------------------------
  DEFINITIVE PROXY STATEMENT FOR THE                    PART III
 1999 ANNUAL MEETING OF STOCKHOLDERS

   AT MARCH 16, 1999, REGISTRANT HAD 2,685,276 SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING.

                                      INDEX


                                     PART I

                                                                                                PAGE
                                                                                                ----
Item    1.  Business.......................................................................     1-15
Item    2.  Properties.....................................................................    15-16
Item    3.  Legal Proceedings..............................................................       16
Item    4.  Submission of Matters to a Vote of Security Holders............................       16
Item 4(a).  Executive Officers of the Registrant...........................................       16


                                     PART II

Item    5.  Market for Registrant's Common Equity and Related Stockholder Matters..........       17
Item    6.  Selected Financial Data........................................................    18-19
Item    7.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations......................................................    20-31
Item 7(a).  Quantitative and Qualitative Disclosures About Market Risk.....................    31-32
Item    8.  Financial Statements and Supplementary Data....................................    33-51
Item    9.  Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure.......................................................       53


                                    PART III

Item   10.  Directors and Executive Officers of the Registrant.............................       53
Item   11.  Executive Compensation.........................................................       53
Item   12.  Security Ownership of Certain Beneficial Owners and Management.................       53
Item   13.  Certain Relationships and Related Transactions.................................       53


                                     PART IV

Item   14.  Exhibits, Financial Statements and Reports on Form 8-K.........................    53-54

                                     PART I

ITEM 1.    BUSINESS.

       Pacific Crest Capital, Inc. ("Pacific Crest" or "Parent Company") is a financial services company principally engaged in commercial and industrial real estate and Small Business Administration ("SBA") lending through its wholly owned subsidiary, Pacific Crest Bank ("Pacific Crest Bank"). Unless the context otherwise indicates, the "Company" refers to Pacific Crest and its wholly owned subsidiary, Pacific Crest Bank. Certain matters discussed in this Annual Report on Form 10-K may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates in, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see "Item 1. Business - Business Considerations and Certain Factors that May Affect Future Results of Operations and Stock Price."

PACIFIC CREST BANK

       Pacific Crest Bank, is a California licensed industrial loan company that is supervised and regulated by the California Department of Financial Institutions (the "Department" or "DFI") and the Federal Deposit Insurance Corporation ("FDIC"). The deposits of Pacific Crest Bank are insured by the FDIC up to applicable limits.

       Pacific Crest Bank concentrates on marketing to and serving the needs of individuals and small and medium sized businesses in California, Arizona, Oregon and Washington. Pacific Crest Bank conducts its deposit operations through three branch offices, located in Beverly Hills, Encino and San Diego, California. Pacific Crest Bank offers savings accounts, money market checking accounts and certificates of deposit, but does not offer traditional banking services, such as demand deposit checking accounts, travelers' checks or safe deposit boxes. In addition, Pacific Crest Bank offers VISA and MasterCard credit cards on an agency basis and is a member of Cirrus, Star and Explore ATM networks. Pacific Crest Bank has focused its lending activities on real estate loans secured by commercial real estate and small business loans under the federal Small Business Administration program. Pacific Crest Bank conducts its lending operations through its three deposit branches and its loan production offices, located in Agoura Hills, Orange County, Oakland and Sacramento, California; Phoenix, Arizona; Portland, Oregon and Seattle, Washington.

COMPETITION

       Pacific Crest Bank faces significant competition in California for new loans from industrial loan companies, commercial banks, savings and loan associations, credit unions, credit companies, Wall Street lending conduits, mortgage bankers, life insurance companies and pension funds. Some of the largest savings and loans and banks in the United States operate in California, and have extensive branch systems and advertising programs which Pacific Crest Bank does not have. Large banks and savings and loans frequently also enjoy a lower cost of funds than Pacific Crest Bank and can therefore charge less than Pacific Crest Bank for loans. Pacific Crest Bank attempts to compensate for competitive disadvantages that may exist by providing a higher level of personal service to borrowers and "hands-on" involvement by senior officers to meet borrower's needs. With intense competition within the lending area, the Company has experienced a decline in the yield within its commercial real estate lending portfolio over the last several years. The primary reason for the decline in the yield in the loan portfolio is due to lower yielding loans being added to the loan portfolio during 1996, 1997 and 1998, reflecting the increased competitive rate pressure in the marketplace. In addition, higher yielding loans have been paying off during 1997 and 1998, adding to the overall yield decline. See "MD&A"
- Net Interest Income.

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

LENDING

       Pacific Crest Bank's primary focus in lending activities is the origination of adjustable rate and fixed rate commercial real estate loans and SBA loans in California, Arizona, Oregon and Washington. Loans are generally made for terms of one to ten years. At December 31, 1998, 73.4% of Pacific Crest Bank's loans were priced at a margin over either Bank of America's prime lending rate, or the published WALL STREET JOURNAL prime lending rate, 6.8% were priced at a margin over the Federal Home Loan Bank Board's 11th District Cost of Funds Index, 4.2% were priced at a margin over either the 6-month or 1-year Treasury bill rate, 2.4% were priced at a margin over either the 6 month or 1 month LIBOR rate and 13.2% represented fixed rate loans. A significant number of Pacific Crest Bank's adjustable rate loans adjust quarterly. In addition, a fair number of prime rate and Treasury rate loans may not initially reprice for up to five years and are fixed during the first several years. A significant number of loans have interest rate floors and ceilings which limit the interest rate repricing of the loans. As of December 31, 1998, 96% of the loan portfolio was comprised of commercial real estate loans with an average loan balance of $645,000.

LOAN ORIGINATION AND UNDERWRITING

       Pacific Crest Bank's loans have been primarily originated through referrals from commercial loan brokers, banks, realtors, and other third parties for which the borrower pays a referral fee ranging from 1/2% to 1% of the loan amount. Pacific Crest Bank currently employs twelve commercial marketing representatives, who maintain contacts with loan referral sources in California, Arizona, Oregon and Washington, screen referred transactions and provide customer service. The credit approval process includes an examination of the cash flow and debt service coverage of the property serving as loan collateral, as well as the financial condition and credit references of the borrower. Following analysis of the borrower's credit, cash flows and collateral, loans are submitted to Pacific Crest's Credit Committee for approval. Pacific Crest Bank's senior management is actively involved in its commercial lending activities and collateral valuation process. Pacific Crest Bank obtains independent third party appraisals of all properties securing its loans. In addition, Pacific Crest Bank employs individuals which serve as internal property analysts to inspect properties and review the third party appraisals for the benefit of the Credit Committee.

       At December 31, 1998, the maximum amount that Pacific Crest Bank could loan to one borrower was approximately $7.7 million. It is anticipated by management that Pacific Crest Bank's Board of Directors will periodically adjust and modify its underwriting criteria in response to economic conditions and business opportunities.

ECONOMIC CONDITIONS, GOVERNMENT POLICIES, LEGISLATION, AND REGULATION

       The Company's profitability, like many financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received on its interest-earning assets, such as loans extended to its clients and securities held in its investment portfolio, comprise the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of the Company, such as inflation, recession and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on the Company cannot be predicted.

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

       California law contains extensive requirements for the diversification of the loan portfolios of industrial loan companies. An industrial loan company with outstanding investment certificates may not, among other things, place more than 25% of its loans or other obligations which are secured only partially, but not primarily, by real property; may not make any one loan secured primarily by improved real property which exceeds 20% of its paid-up and unimpaired capital stock and surplus not available for dividends; may not lend an amount in excess of 5% of its paid-up and unimpaired capital stock and surplus not available for dividends upon the security of the stock of any one corporation; may not make loans to, or hold the obligations of, any one person as primary obligor in an aggregate principal amount exceeding 20% of its paid-up and unimpaired capital stock and surplus not available for dividends; and may have no more than 70% of its total assets in loans which have remaining terms to maturity in excess of seven years which are secured solely or primarily by real property. Based on existing loans in Pacific Crest Bank's portfolio at December 31, 1998, the ratio of loans secured solely or primarily by real property with terms in excess of seven years to total assets was approximately 31.6%. At December 31, 1998, Pacific Crest Bank satisfied all of the above requirements.

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

       An industrial loan company is subject to certain leverage limitations which are not generally applicable to commercial banks or savings and loan associations. In particular, industrial loan companies which have been in operation in excess of 60 months may, with written approval of the Commissioner, have outstanding at any time investment certificates not to exceed 20 times paid-up and unimpaired capital stock and surplus not available for dividends. Increases in leverage under California law must also meet specified minimum standards for liquidity reserves in cash, loan loss reserves, minimum capital stock levels and minimum unimpaired paid-in surplus levels. In order for an industrial loan company to increase its deposits to in excess of 15 times the aggregate amount of its paid-up and unimpaired capital stock and unimpaired surplus not available for dividends, the industrial loan company must, among other things, maintain a liquidity reserve in cash or cash equivalent equal to 1 1/2 % of its total investment certificates outstanding and maintain a special allowance for losses as required by the Commissioner. Pacific Crest Bank satisfied all of these standards at December 31, 1998. As approved by the Commissioner, Pacific Crest Bank can currently operate with an investment certificate to unimpaired capital and unimpaired surplus ratio of 18.5 to 1. At December 31, 1998, Pacific Crest Bank's investment certificate to capital ratio was approximately 12.4 to 1. Limitations have also been imposed with respect to a depository institution's authority to accept, renew or rollover brokered deposits. Pacific Crest Bank had no brokered deposits as of December 31, 1998.

       Industrial loan companies are not permitted to borrow, except from the Federal Home Loan Bank, the FDIC or the FRB, and by the sale of investment or thrift certificates, in an amount exceeding 300% of outstanding capital stock, surplus and undivided profits, without the Commissioner's prior consent. All sums borrowed in excess of 150% of outstanding capital stock, surplus and undivided profits must be unsecured borrowings or, if secured, approved in advance by the Commissioner, and be included as investment or thrift certificates for purposes of computing the maximum amount of certificates an industrial loan company may issue.

       Under California law, industrial loan companies are generally permitted to invest their funds in investments which are legal investments for California commercial banks, including the Capital Stock, obligations and other securities of corporations, subject to the commissioners' rules and regulations. In general, California commercial banks are prohibited from investing an amount exceeding 15% of shareholders' equity in the security of any one issuer, except for specified obligations of the United States, California, and local governments and agencies. An industrial loan company may acquire real property only in satisfaction of debts previously contracted, pursuant to certain foreclosure transactions or as may be necessary as premises for the transaction of its business, in which case such investment is limited to one-third of an industrial loan company's paid-up capital stock and surplus not available for dividends.

       California industrial loan law allows an industrial loan company to increase its secondary capital by issuing interest-bearing capital notes in the form of subordinated notes and debentures. Such notes are not deposits and are not insured by the FDIC or any other governmental agency, and are generally required to have an initial maturity of at least seven years and are subordinated to deposit holders, general creditors and secured creditors of the issuing thrift. Pacific Crest Bank had no subordinated debentures outstanding at December 31, 1998.

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

   CAPITAL STANDARDS

       The FDIC has adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as commercial loans.

       The FDIC requires a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risked-based guidelines, the FDIC requires banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the FDIC has the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. See "Item 1. Business - Economic Conditions, Government Policies, Legislation, and Regulation." Pacific Crest, unlike Pacific Crest Bank, is not subject to any minimum capital requirement. The following table sets forth Pacific Crest Bank's regulatory capital ratios at December 31, 1998 and 1997:

REGULATORY CAPITAL RATIOS                               AT DECEMBER 31, 1998                   AT DECEMBER 31, 1997
                                                -------------------------------------  ------------------------------------
PACIFIC CREST BANK                               REQUIRED     ACTUAL       EXCESS       REQUIRED      ACTUAL      EXCESS
---------------------------------------------------------------------------------------------------------------------------
Leverage capital ratio                               4.00%      6.81%        2.81%          4.00%       7.53%       3.53%
Tier 1 risk-based capital ratio                      4.00%     10.67%        6.67%          4.00%      12.02%       8.02%
Total risk-based capital ratio                       8.00%     11.92%        3.92%          8.00%      13.27%       5.27%
---------------------------------------------------------------------------------------------------------------------------

   PROMPT CORRECTIVE ACTION AND OTHER ENFORCEMENT MECHANISMS

       Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: (i) well capitalized, (ii) adequately capitalized, (iii) undercapitalized, (iv) significantly undercapitalized, and (v) critically undercapitalized. At December 31, 1998, Pacific Crest Bank exceeded the required ratios for classification as "well capitalized."

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

       The FDIC charges an annual assessment for the insurance of deposits which as of December 31, 1998, ranged from 0 to 27 basis points per $100 of insured deposits, based on the risk a particular institution poses to its deposit insurance fund. The risk classification is based on an institution's capital group and supervisory subgroup assignment. Pursuant to the Economic Growth and Paperwork Reduction Act of 1997 ("EGRPRA"), at January 1, 1997, Pacific Crest Bank began paying, in addition to its normal deposit insurance premium as a member of the BIF, an amount equal to approximately 1.3 basis points per $100 of insured deposits toward the retirement of the Financing Corporation bonds ("Fico Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. Members of the Savings Association Insurance Fund ("SAIF"), by contrast, pay, in addition to their normal deposit insurance premium, approximately 6.4 basis points. Under EGRPRA, the FDIC is not permitted to establish SAIF assessment rates that are lower than comparable BIF assessment rates. Beginning no later than January 1, 2000, the rate paid to retire the Fico Bonds will be equal for members of the BIF and the SAIF. EGRPRA also provides for the merging of the BIF and the SAIF by January 1, 1999 provided there are no financial institutions still chartered as savings associations at that time. Should the insurance funds be merged before January 1, 2000, the rate paid by all members of this new fund to retire the Fico Bonds would be equal.

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

       A bank's compliance with its CRA obligations is based on a performance-based evaluation system which bases CRA ratings on an institution's lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve Board will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. Based on an examination conducted March 31, 1998 Pacific Crest Bank was rated "satisfactory" in complying with its CRA obligations.

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

       The Company has conducted and completed a comprehensive review of its computer systems to identify all systems that could be affected by the year 2000 issue and has implemented a plan to resolve any issue. The year 2000 issue is the result of computer programs being written using two, rather than four, digits to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 instead of the year 2000. This could result in major system failure or miscalculations. The Company presently believes that, with modifications to some of the existing software and possible conversions to new software, the year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. Even if such modifications and conversions are not completed timely, the year 2000 problem is not expected to have a material impact on the operations of the Company. The total cost estimated to correct the new computer software systems, or to have existing systems modified, is not expected to exceed $150,000 over the next year. See Item 7, Management's Discussion and Analysis, "Year 2000 Compliance".

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

       In addition, an industrial loan company is prohibited from paying dividends from that portion of capital which its board of directors has declared restricted for dividend payment purposes. The amount of restricted capital maintained by an industrial loan company provides the basis of establishing the maximum permissible loan to one single borrower. The amount of unrestricted capital available for dividend payment by Pacific Crest Bank was $174,058 at December 31, 1998.

       The FDIC also has authority to prohibit Pacific Crest Bank from engaging in activities that, in the FDIC's opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the FDIC has established guidelines with respect to the maintenance of appropriate levels of capital by banks under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which Pacific Crest Bank may pay. An insured depository institution is prohibited from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. See "Item 1. Business - Supervision and Regulation - Prompt Corrective Action and Other Enforcement Mechanisms" and "Capital Standards" for a discussion of these additional restrictions on capital distributions.

       Pacific Crest Bank's ability to pay dividends to Pacific Crest is restricted by California state law which requires that sufficient retained earnings are available to pay the dividend. At December 31, 1998, Pacific Crest Bank had positive retained earnings of $9.17 million, of which $174,058 was unrestricted and available for dividend payment.

       Pacific Crest Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, Pacific Crest or other affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of Pacific Crest or other affiliates. Such restrictions prevent Pacific Crest and such other affiliates from borrowing from Pacific Crest Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by Pacific Crest Bank to or in Pacific Crest or to or in any other affiliate are limited, individually, to 10.0% of Pacific Crest Bank's capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20.0% of Pacific Crest Bank's capital and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving Pacific Crest and other controlling persons of Pacific Crest Bank. See "Item 1. Business
- Supervision and Regulation - California Law." Additional restrictions on transactions with affiliates may be imposed on Pacific Crest Bank under the prompt corrective action provisions of federal law. See "Item 1. Business - Supervision and Regulation - Prompt Corrective Action and Other Enforcement Mechanisms."

   ACCOUNTING CHANGES

       In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in the exchange. This statement requires that liabilities and derivative securities incurred or obtained by transferors as part of a transfer of financial assets be initially valued at fair value, if practicable. It also requires that servicing rights and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of transfer. Furthermore, SFAS No. 125 requires that debtors reclassify financial assets pledged as collateral, and that secured parties recognize those assets and their obligation to return them in certain circumstances in which the secured party has taken control of those assets. Finally, SFAS No. 125 requires that a liability be eliminated if either: (a) the debtor pays the creditor and is relieved of its obligation for the liability, or (b) the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor. Accordingly, a liability is not considered extinguished by an in-substance defeasance. SFAS No. 125 supersedes SFAS No. 122, "Accounting for Mortgage Servicing Rights," which was adopted by the Company on January 1, 1997 and which management of the Company determined had no material impact on the Company's results of operations or financial position. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 127 defers for one year the effective date of SFAS No. 125 as it relates to transactions involving secured borrowings and collateral and transfers and servicing of financial assets. This Statement also provides additional guidance on these types of transactions. The Company adopted this statement for the year ended December 31, 1997, and is reflected in the Company's consolidated financial statements. The adoption of this statement has not had a material impact on the Company's consolidated financial statements for the years ended December 31, 1997 and 1998.

       In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." This statement replaces the presentation of primary earnings per share with a presentation of basic earnings per share. The statement also requires dual presentation of basic and diluted earnings per share by entities with complex capital structures and requires a reconciliation of the numerators and denominators between the two calculations. SFAS No. 128 is effective for financial statements issued for periods ended after December 15, 1997, including interim periods. The Company adopted this statement for the year ended December 31, 1997, and is reflected in the Company's consolidated financial statements. The adoption of this statement has not had a material impact on the Company's consolidated financial statements for the years ended December 31, 1997 and 1998.

       In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." This statement establishes standards for disclosing information about capital structure, including pertinent rights and privileges of various securities outstanding. SFAS No. 129 is effective for financial statements for periods ended after December 15, 1997. The Company adopted this statement for the year ended December 31, 1997, and is reflected in the Company's consolidated financial statements. The adoption of this statement has not had a material impact on the Company's consolidated financial statements for the years ended December 31, 1997 and 1998.

       In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1998. This statement was adopted by the Company as of January 1, 1998. The adoption of this statement did not have a material impact on the Company's consolidated financial statements for the year ended December 31, 1998.

       In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in both annual financial statements and interim financial reports issued to shareholders. The statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. It amends SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. This statement was adopted by the Company as of January 1, 1998. The adoption of this statement did not have a material impact on the Company's consolidated financial statements for the year ended December 31, 1998.

       In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires the Bank to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 allows derivatives to be designated as hedges only if certain criteria are met with the resulting gain or loss on the derivative either charged to income or reported as a part of other comprehensive income if criteria are met. SFAS 133 is effective for all fiscal quarters beginning after June 15, 1999. The Company does not believe that when adopted, SFAS 133 will have a material impact on its operations and financial position.

       In October 1998, FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS No. 134 amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," which establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar. SFAS No. 134 requires that after the securitization of mortgage loans held for sale, the resulting mortgage-backed securities and other retained interests should be classified in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," based on the company's intent to sell or hold the investment. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. The Company does not believe that when adopted, SFAS No. 134 will have a material impact on its operations and financial position.

EMPLOYEES

       As of December 31, 1998, the Company employed 70 persons. Management believes that its relations with its employees are good. The Company is not a party to any collective bargaining agreement.

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

LOAN PORTFOLIO

       Pacific Crest Bank focuses its lending activities on commercial real estate loans and SBA loans to investors and small and medium sized businesses. The following table presents the categories of Pacific Crest Bank's loans at the dates indicated:

                                                                          DECEMBER 31
                                    -----------------------------------------------------------------------------------------
                                           1998             1997              1996              1995              1994
(DOLLARS IN THOUSANDS)                BALANCE     %    BALANCE     %     BALANCE     %     BALANCE     %     BALANCE     %
-----------------------------------------------------------------------------------------------------------------------------
LOAN CATEGORIES:
Commercial mortgage                   $ 278,614   96%  $ 223,902    96%  $ 206,172    97%  $ 193,332   97%   $ 183,173   98%
Residential mortgage                      1,194     -      1,593     1%      1,596     1%      3,169    2%       1,336    1%
Commercial business/SBA/other             4,476    2%      6,401     3%      3,944     2%      2,242    1%       1,133    1%
Loans held for sale, SBA                  4,784    2%          -      -          -      -          -     -           -     -
-----------------------------------------------------------------------------------------------------------------------------
Gross loans                             289,068  100%    231,896   100%    211,712   100%    198,743  100%     185,642  100%
Less deferred loan fees                     582              763               617             1,965             3,181
Less allowance for loan losses            5,024            4,100             3,400             4,500             8,075
-----------------------------------------------------------------------------------------------------------------------------
 Net loans                            $ 283,462        $ 227,033         $ 207,695         $ 192,278         $ 174,386
-----------------------------------------------------------------------------------------------------------------------------

       Real estate mortgage loans include loans primarily to investors and small and middle market businesses for industrial and commercial use. These loans are secured by the property underlying the loan.

MATURITIES AND INTEREST SENSITIVITIES OF LOAN PORTFOLIO

       The first table below sets forth the contractual maturities of Pacific Crest Bank's loan portfolio at December 31, 1998. The second table below sets forth the amounts of such loans that have fixed interest rates and floating or adjustable interest rates. Loans which have adjustable or floating interest rates, are shown as maturing in the period during which the contract is due. The following tables do not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                                    AFTER ONE      AFTER FIVE
                                                       WITHIN       BUT WITHIN     BUT WITHIN       AFTER
(DOLLARS IN THOUSANDS)                                ONE YEAR      FIVE YEARS     TEN YEARS      TEN YEARS        TOTAL
-----------------------------------------------------------------------------------------------------------------------------
MATURITY DISTRIBUTION OF LOANS BY CATEGORY:
  Commercial mortgage                                   $ 22,012       $ 51,357       $145,053      $ 60,192       $ 278,614
  Residential mortgage                                         -            618              -           576           1,194
  Commercial business/SBA/other                                -              4            600         3,872           4,476
  Loans held for sale, SBA                                     -              5            641         4,138           4,784
-----------------------------------------------------------------------------------------------------------------------------
     Total loans, gross                                 $ 22,012       $ 51,984       $146,294      $ 68,778       $ 289,068
-----------------------------------------------------------------------------------------------------------------------------
MATURITY DISTRIBUTION OF LOANS BY INTEREST RATE TYPE:
  Loans with Variable Interest Rates
     Loans that reprice quarterly                       $ 14,842       $ 37,660       $ 62,841      $ 23,671       $ 139,014
     Loans that reprice semi annually or annually          5,528          9,161         17,385        14,039          46,113
  Loans that are initially fixed rate, that convert
   to variable rate
     Convert to variable rate in next 12 months                -          2,111          6,908         1,403          10,422
     Convert to variable rate in next 13-24 months             -            452          8,433         1,211          10,096
     Convert to variable rate in next 25-36 months             -              -         13,584         4,782          18,366
     Convert to variable rate in next 37-48 months             -              -              -         9,335           9,335
     Convert to variable rate in next 49-60 months             -              -         10,427         4,688          15,115
     Convert to variable rate after 60 months                  -            852            663         5,125           6,640
  Loans with fixed interest rates                       $  1,642       $  1,748       $ 26,053      $  4,524       $  33,967
-----------------------------------------------------------------------------------------------------------------------------
     Total loans, gross                                 $ 22,012       $ 51,984       $146,294      $ 68,778       $ 289,068
-----------------------------------------------------------------------------------------------------------------------------

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

       The calculation of the adequacy of the allowance for loan losses is based on a variety of factors, including loan classifications and underlying loan collateral values, and not directly tied to the level of nonperforming loans which are comprised entirely of nonaccrual loans. Therefore, changes in the amount of nonaccrual loans will not necessarily result in an associated increase or decrease in the allowance for loan losses. The ratio of nonaccrual loans to total loans, net of deferred fees was 0.0% at December 31, 1998 and 0.10% at December 31, 1997.

       Total nonperforming assets declined in 1998 from $2.3 million or 0.49% of total assets at December 31, 1997 to $0.8 million or 0.12% of total assets at December 31, 1998. At December 31, 1998 the Company had no loans on nonaccrual, and the Company had no loans that were more than 30 days delinquent.

   NONPERFORMING AND RESTRUCTURED ASSETS

       The following table sets forth (a) loans accounted for on a nonaccrual basis, (b) OREO, (c) and loans that were "troubled debt restructurings" at the dates indicated:

NONPERFORMING AND TROUBLED DEBT RESTRUCTURING ASSETS                                    DECEMBER 31
---------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                           1998         1997         1996         1995        1994
----------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                               $      -    $     228    $   1,386    $   4,985    $  9,779
Other real estate owned                                             806        2,064        3,469        4,355       5,724
----------------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                          806        2,292        4,855        9,340      15,503
Troubled debt restructurings(1)                                       -          899          719        8,757       5,039
----------------------------------------------------------------------------------------------------------------------------
Total nonperforming assets to total assets                        0.12%        0.49%        1.60%        3.60%       6.24%
Allowance for loan losses to nonaccrual loans                         -     1798.20%      245.30%       90.30%      82.60%
----------------------------------------------------------------------------------------------------------------------------

(1) All troubled debt restructurings were performing in accordance with their revised terms at December 31, 1997.

       For 1998, gross interest income which would have been recorded had the nonaccrual loans been current in accordance with their original terms was $7,000 while no interest income on such loans was recorded during 1998. In comparison with 1997, gross interest income which would have been recorded had the 1997 nonaccrual loans been current in accordance with their original terms would have been $390,000 while the amount of 1997 interest income actually recorded on such loans for 1997 was $141,000.

   NONACCRUAL LOANS

       Nonaccrual loans are loans, not classified as "troubled debt restructurings" that show little or no current payment ability. These loans are supported, however, by collateral or cash flow that support the collectibility of the Company's remaining book balance. Nonaccrual loan balances are net of any prior write-offs, but any specifically assigned general allowance for loan losses is not deducted from the nonaccrual loan balances.

       The following table represents the major components of the changes in the nonaccrual loans for the year ended December 31, 1998, 1997 and 1996:

NONACCRUAL LOAN ACTIVITY                                                                     YEAR ENDING DECEMBER 31
----------------------------------------------------------------------------------------------------------------------------
(DOLLAR IN THOUSANDS)                                                                      1998        1997        1996
----------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans at beginning of period                                                   $   228    $  1,386    $  4,985
   Nonaccrual loan additions                                                                    -       3,325       4,675
   Loans returned to accrual status                                                             -        (269)       (630)
   Loans transferred to OREO                                                                 (208)     (1,376)     (2,836)
   Loan chargeoffs                                                                            (20)       (468)     (1,929)
   Loan payments/payoffs/other                                                                  -      (2,370)     (2,879)
----------------------------------------------------------------------------------------------------------------------------
Net change/activity                                                                          (228)     (1,158)     (3,599)
----------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans at end of period                                                         $     -    $    228    $  1,386
----------------------------------------------------------------------------------------------------------------------------

   OTHER REAL ESTATE OWNED

       Assets classified as OREO include foreclosed real estate owned by the Company. The Company had a total of two properties in this category at December 31, 1998, totaling $806,000.

       Other real estate owned declined to $806,000 at December 31, 1998, from $2.1 million at December 31, 1997, a decline of $1.3 million or 60.9%. This reflects the sale of three properties with a net balance of $1.3 million during 1998 versus five properties with a net balance of $2.3 million during 1997.

       The Company makes valuation adjustments to its OREO, based on the most recent collateral appraisal data and other relevant information which effectively reduce the book value of such assets to the estimated fair market value less selling costs of the properties. The fair value of the real estate takes into account the real estate values net of expenses such as brokerage commission, past due property taxes, property repair expenses, and other items. The estimated sale price does not necessarily reflect appraisal values which management believes, in some cases, may be higher than what could be realized in a sale of OREO. The $806,000 balance of OREO at December 31, 1998 reflects reductions of $335,000 from the original principal balances of the related loans, through both loan chargeoffs (prior to the properties becoming OREO) and valuation adjustments (subsequent to the properties becoming OREO). The $335,000 of reductions is not included in the allowance for loan losses.

       The following table represents the major components of the changes in the OREO for the year ended December 31, 1998, 1997 and 1996:

OTHER REAL ESTATE OWNED ACTIVITY                                                             YEAR ENDING DECEMBER 31
----------------------------------------------------------------------------------------------------------------------------
(DOLLAR IN THOUSANDS)                                                                      1998        1997        1996
----------------------------------------------------------------------------------------------------------------------------
OREO at beginning of period                                                              $  2,064    $  3,469    $  4,355
       Transfers from loans                                                                   208       1,376       2,836
       OREO write downs                                                                       (50)       (370)       (155)
       Payments/other                                                                         (84)       (136)        (86)
       Sales of OREO properties                                                            (1,332)     (2,275)     (3,481)
----------------------------------------------------------------------------------------------------------------------------
Net change/activity                                                                        (1,258)     (1,405)       (886)
----------------------------------------------------------------------------------------------------------------------------
OREO balance at end of period                                                            $    806    $  2,064    $  3,469
----------------------------------------------------------------------------------------------------------------------------

   TROUBLED DEBT RESTRUCTURINGS (TDR)

       A TDR is a loan in which the Company, for reasons related to the borrower's financial difficulties, grants a permanent concession to the borrower, such as a reduction in the loan's fully-indexed interest rate, a reduction in the face amount of the debt, or an extension of the maturity date of the loan, that the Company would not otherwise consider. At December 31, 1998, the Company had no loans categorized as a TDR. The TDR balance reflected in the "Nonperforming and Troubled Debt Restructuring Asset" table is net of any prior write-offs, but any specifically assigned general allowance for loan losses is not deducted from the above TDR loan balances.

       The following table represents the major components of the changes in the TDRs for the year ended December 31, 1998, 1997 and 1996:

TROUBLED DEBT RESTRUCTURING ACTIVITY                                                         YEAR ENDING DECEMBER 31
----------------------------------------------------------------------------------------------------------------------------
(DOLLAR IN THOUSANDS)                                                                     1998         1997        1996
----------------------------------------------------------------------------------------------------------------------------
TDR balance beginning of period                                                         $    899     $   719     $ 8,757
   Transfers to accruing loans                                                              (899)          -        (948)
   Transfers to nonaccruing loans                                                              -           -        (156)
   Loan sale/loan payments                                                                     -           -      (5,538)
   Net loan charge-offs/other                                                                  -         180      (1,396)
----------------------------------------------------------------------------------------------------------------------------
Net change/activity                                                                         (899)        180      (8,038)
----------------------------------------------------------------------------------------------------------------------------
TDR balance end of period                                                               $      -     $   899     $   719
----------------------------------------------------------------------------------------------------------------------------

   OTHER LOANS OF CONCERN (POTENTIAL PROBLEM LOANS)

       In addition to nonaccrual loans and TDRs, as of December 31, 1998, the Company had 4 loans with aggregate outstanding loan balances of $2.7 million with respect to which known information about the possible credit problems of the borrowers or the cash flows of the properties securing the loans have caused management concern about the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such loans in the nonperforming loan category. This compares with three loans with aggregate outstanding loan balances of $3.2 million at December 31, 1997.

   ALLOWANCE FOR LOAN LOSSES

       The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio. Since the Company's loan portfolio consists primarily of term loans secured by commercial real property, general loan loss reserves are typically established by assigning all loans to specified risk categories and then determining the appropriate levels of reserve for each risk category. A special management "Reserve Committee" meets monthly to review the loan portfolio, delinquency trends, collateral value trends, nonperforming asset data and other material. The amount of the allowance is based upon management's evaluation of numerous factors, including the adequacy of collateral securing the loans in the Company's portfolio, delinquency trends, historical loan loss experience, and current economic conditions.

       Based on evaluations of the aforementioned considerations, the Company establishes its allowance for loan losses. The allowance for loan losses expressed, as a percentage of total net loans, was 1.74% at December 31, 1998, 1.77% at December 31, 1997, 1.61% at December 31, 1996, and 2.29% at December 31, 1995.

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

       The following tables set forth certain information with respect to the Company's allowance for loan losses and valuation adjustments to OREO as of the dates or for the periods indicated:

                                                                           AT OR FOR THE YEAR ENDED DECEMBER 31
                                                               --------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                             1998        1997        1996        1995         1994
-----------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR LOAN LOSSES:
  Balance at beginning of period                                 $    4,100  $    3,400  $    4,500  $    8,075  $     3,910
  Commercial mortgage
      Chargeoffs                                                         20         468       3,452       4,757        4,278
      Recoveries                                                         34          33         244         222          100
-----------------------------------------------------------------------------------------------------------------------------
  Net loan (recoveries)/charge-offs                                     (14)        435       3,208       4,535        4,178
  Purchased loan reserve                                                  -           -         191           -            -
  Provision for loan losses                                             910       1,135       1,917         960        8,343
-----------------------------------------------------------------------------------------------------------------------------
  Balance at end of period                                       $    5,024  $    4,100  $    3,400  $    4,500  $     8,075
  Net loan (recoveries)/charge-offs                                     (14)        435       3,208       4,535        4,178
  Valuation adjustments to OREO                                          50         370         155         344        1,719
-----------------------------------------------------------------------------------------------------------------------------
  Total net loan (recoveries)/charge-offs &
      OREO valuation adjustments                                 $       36  $      805  $    3,363  $    4,879  $     5,897
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
  Net loan (recoveries)/charge-offs to average loans                 (0.01%)      0.20%       1.68%       2.45%        2.14%
  Net loan (recoveries)/charge-offs & OREO valuation
       adjustments to average loans and OREO                          0.01%       0.36%       1.73%       2.57%        2.92%
  Allowance for loan losses to total loans,
       net of deferred fees                                           1.74%       1.77%       1.61%       2.29%        4.43%
  Allowance for loan losses
       to nonaccrual loans                                                -       1798%        245%         90%          83%
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                                          FOR THE YEAR ENDED DECEMBER 31
                                --------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                   1998              1997              1996              1995               1994
----------------------------------------------------------------------------------------------------------------------------
                                 ALLOWANCE    % OF  ALLOWANCE   % OF  ALLOWANCE   % OF  ALLOWANCE   % OF   ALLOWANCE  % OF
                                  FOR LOAN   TOTAL  FOR LOAN   TOTAL  FOR LOAN   TOTAL  FOR LOAN   TOTAL   FOR LOAN  TOTAL
                                   LOSSES     ALLL   LOSSES     ALLL   LOSSES     ALLL   LOSSES     ALLL    LOSSES    ALLL
                                --------------------------------------------------------------------------------------------
LOAN CATEGORIES:
Commercial mortgage               $  4,823     96%  $  3,936     96%  $  3,172     93%  $  4,365     97%   $  7,913    98%
Residential mortgage                    20       -        41      1%       155      5%        90      2%         81     1%
Commercial business/SBA/other          181      4%       123      3%        73      2%        45      1%         81     1%
Loans held for sale, SBA                 -       -         -       -         -       -         -       -          -      -
----------------------------------------------------------------------------------------------------------------------------
 Total                            $  5,024    100%  $  4,100    100%  $  3,400    100%  $  4,500    100%   $  8,075   100%
----------------------------------------------------------------------------------------------------------------------------

INVESTMENT ACTIVITIES

       The Company's investment portfolio is used for both liquidity purposes and for investment income. The following table sets forth certain information regarding the Company's investment portfolio as of the dates indicated:

                                                                                DECEMBER 31
                                                ----------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                    1998                     1997                      1996
----------------------------------------------------------------------------------------------------------------------------
                                                                % of                     % of                      % of
INVESTMENT SECURITIES:                            Balance       Total       Balance      Total       Balance       Total
                                                ------------------------- ------------------------ -------------------------
U.S. Government Sponsored
agency securities
     Available for sale                          $  309,525        96%     $  217,738       98%     $   52,534        63%
     Held to maturity                                     -          -          4,998        2%         30,960        37%
Corporate debt securities
     Available for sale                          $   11,736         4%           -         -              -          -
----------------------------------------------------------------------------------------------------------------------------
 Total investment securities                     $  321,261       100%     $  222,736      100%     $   83,494       100%
----------------------------------------------------------------------------------------------------------------------------
OTHER INTEREST EARNING ASSETS:
  Repurchase agreements                          $   22,048       100%     $      426      100%     $      262       100%
----------------------------------------------------------------------------------------------------------------------------

       The following table sets forth the maturity distribution of the investment portfolio at December 31, 1998:

                                                                                       DECEMBER 31, 1998
                                                                   --------------------------------------------------------
                                                                                                  WEIGHTED
                                                                     AMORTIZED        FAIR         AVERAGE        AVERAGE
(DOLLARS IN THOUSANDS)                                                 COST          VALUE          YIELD          LIFE
---------------------------------------------------------------------------------------------------------------------------
AVAILABLE FOR SALE
Due from one to five years                                           $  10,854     $  10,892        6.00%        3.4 years
Due from five to ten years                                             261,667       263,713        6.65%        8.9 years
Due after ten years                                                     46,613        46,656        6.62%       12.2 years
---------------------------------------------------------------------------------------------------------------------------
Total investment securities                                          $ 319,134     $ 321,261        6.63%        9.0 years
---------------------------------------------------------------------------------------------------------------------------

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

SOURCES OF FUNDS

   DEPOSITS

       The Company's primary source of funds is FDIC-insured deposits, raised through its subsidiary Pacific Crest Bank which consists of limited draft money market checking accounts, money market savings accounts, and term certificates of deposit. At December 31, 1998, the Company had total deposits of $482.8 million with 11,624 accounts.

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

       The following table sets forth information regarding the composition of the Company's deposit mix for average balances and rates paid on deposits for the years indicated:

                                                       1998                       1997                       1996
                                             -------------------------------------------------------------------------------
                                                      Average                    Average                    Average
                                             -------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                          Balance      Rate          Balance      Rate          Balance      Rate
----------------------------------------------------------------------------------------------------------------------------
DEPOSIT CATEGORIES:
  Money market savings                         $  211,851     5.30%       $  181,303     5.30%       $  176,742     5.19%
  Certificates of deposit                         160,720     5.75%          110,829     5.84%           62,747     5.51%
  Money market checking                            18,917     5.02%           18,054     4.94%           16,717     4.92%
----------------------------------------------------------------------------------------------------------------------------
 Total deposits                                $  391,488     5.47%       $  310,186     5.47%       $  256,206     5.25%
----------------------------------------------------------------------------------------------------------------------------

       The remaining maturities of the certificates of deposit at December 31, 1998 are set forth in the following table:

                                                 3 MONTHS        OVER 3 TO       OVER 6 TO         OVER
(DOLLARS IN THOUSANDS)                            OR LESS        6 MONTHS        12 MONTHS       12 MONTHS         TOTAL
----------------------------------------------------------------------------------------------------------------------------
Certificates of deposit less than $100,000      $    38,744     $    47,068     $    51,483     $     7,460     $  144,755
Certificates of deposit of $100,000 or more           9,907          10,471          16,245           1,601         38,224
----------------------------------------------------------------------------------------------------------------------------
Total certificates of deposit                   $    48,651     $    57,539     $    67,728     $     9,061     $  182,979
----------------------------------------------------------------------------------------------------------------------------

   REVERSE REPURCHASE AGREEMENTS

       A secondary source of funds for the Company consists of short-term borrowings in the form of reverse repurchase agreements. The Company has set up short-term borrowing lines with four brokers/dealers aggregating $95 million in availability. The repayment terms on this short-term debt range from one day up to three months. The interest rate paid can vary daily, but typically approximates the federal funds rate plus 25 basis points. These borrowings are secured by pledging specific amounts of specific securities of the Company's U.S. government sponsored agency securities portfolio. The Company utilizes these borrowing lines to cover short-term financing needs for loan fundings or investment security purchases. The balance outstanding as of December 31, 1998 was $30.8 million. The Company had $21.5 million in reverse repurchase agreements outstanding at December 31, 1997. At December 31, 1998, the Company had $64.2 million in borrowing availability under these credit lines. During 1998 the highest outstanding reverse repurchase agreement was $41.8 million.

       The Company also maintains a line of credit with the Federal Reserve Bank with approximately $1.3 million available for borrowing at December 31, 1998. At December 31, 1998 there were no borrowings under this line of credit. This agreement is secured by approximately $2.7 million in commercial real estate loans at December 31, 1998.

   TERM BORROWINGS

       The Company has a medium Term borrowing facility of $45.0 million through one broker dealer. This facility allows the Company to borrow for periods of up to one year. At December 31, 1998, the Company had borrowings of $24.5 million, against this line, leaving $20.5 million in unused availability. This debt is secured by pledging specific amounts of specific securities of the Company's U.S. government sponsored agency securities portfolio. Borrowings on this facility with an original maturity under 90 days are classified as Reverse Repurchase Agreements, while borrowing with an original maturity in excess of 90 days are classified as Term borrowings.

       The Company has a long term borrowing facility of $95 million over one year through one broker dealer. At December 31, 1998 the Company had borrowings of $55.0 million, leaving an unused credit availability borrowings of $40.0 million in this line. This debt is secured by pledging specific amounts of specific securities of the Company's U.S. government sponsored agency securities portfolio. The $55.0 million borrowed against this line have an original five year maturity with a two-year, one-time call option. The table below describes the attributes of the Company's term borrowings. During 1998 the highest outstanding term borrowing balance was $79.5 million.

(DOLLARS IN THOUSANDS)                                                           CALL DATE     MATURITY DATE       AMOUNT
----------------------------------------------------------------------------------------------------------------------------
5.82% five-year term borrowings                                                  9/25/1999       09/25/2002      $  25,000
5.78% five-year term borrowings                                                 10/08/1999       10/06/2002         10,000
5.63% five-year term borrowings                                                 12/18/1999       12/18/2002         10,000
5.48% five-year term borrowings                                                 01/07/2000       01/07/2003         10,000
5.64% one-year term borrowings                                                         -         04/01/1999         24,450
----------------------------------------------------------------------------------------------------------------------------
Total term borrowings                                                                                            $  79,450
----------------------------------------------------------------------------------------------------------------------------

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

(1) ECONOMIC CONDITIONS. The Company's results are strongly influenced by general economic conditions in its market areas. Accordingly, a deterioration in these conditions could have a material adverse impact on the quality of the Company's loan portfolio and the demand for its products and services. In particular, changes in economic conditions in the real estate industry may affect its performance. See "Item 1. Business - Economic Conditions, Government Policies, Legislation, and Regulation."

(2) INTEREST RATES. The Company anticipates that interest rate levels will remain generally constant in 1999, but if interest rates vary substantially from present levels, the Company's results may differ materially from the results currently anticipated. See "Item 1. Business - Economic Conditions, Government Policies, Legislation, and Regulation", and "Item 7A. - Quantitative and Qualitative Disclosure About Market Risk."

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

ITEM 2. PROPERTIES.

       The Company's principal executive offices are located at 30343 Canwood Street, Agoura Hills, California 91301. Pacific Crest Bank conducts its deposit operations through three branch offices located in Beverly Hills, Encino and San Diego, California, and conducts its lending operations through the above three branch offices in addition to its loan production offices, located in Agoura Hills, Orange County, Oakland and Sacramento, California, Phoenix, Arizona, Portland, Oregon and Seattle, Washington. The Company leases all of its offices. Information with respect to the Company's principal executive and branch offices is as follows:

                                                                        FLOOR SPACE IN      ANNUAL      LEASE EXPIRATION
LOCATION                                                                  SQUARE FEET        RENT             DATE
----------------------------------------------------------------------------------------------------------------------------
PACIFIC CREST BANK:
   Agoura Hills, California (1)                                              16,361       $ 270,254           2006
   Beverly Hills, California                                                  3,102         165,000           2001
   Encino, California                                                         3,310          75,600           2007
   San Diego, California                                                      4,505         105,417           2010
----------------------------------------------------------------------------------------------------------------------------

 (1) Office also used by Pacific Crest.

       The loan production offices currently leased by the Company are generally between 200 and 1000 square feet and are leased either on a month-to-month basis or for a lease commitment term not to exceed one year. The annual rent expense for a loan production office generally does not exceed $20,000.

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

ITEM 4(a).    EXECUTIVE OFFICERS OF THE REGISTRANT.

       The following individuals are executive officers of the Company as of December 31, 1998. Pertinent information relating to these individuals is set forth below. There are no family relationships between any of the officers. All of the Company's officers hold their respective offices at the pleasure of the Board of Directors, subject to the rights, if any, of an officer under any contract of employment.

   GARY WEHRLE - CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER OF PACIFIC
      CREST - AGE 56
      Mr. Wehrle has served as Chairman of the Board of Pacific Crest since October 20, 1993, and President and Chief Executive Officer of Pacific Crest since September 10, 1993. Mr. Wehrle has served as President and Chief Executive Officer of Pacific Crest Bank since 1984. Mr. Wehrle served as Executive Vice President of the Foothill Group, Inc. from 1980 to 1993.

   GONZALO FERNANDEZ - EXECUTIVE VICE PRESIDENT OF PACIFIC CREST - AGE 56
      Mr. Fernandez has served as Executive Vice President of Pacific Crest since June 20, 1994. Mr. Fernandez has served as Executive Vice President of Pacific Crest Bank since June 20, 1994. From May 1988 to June 1994, he served as Senior Vice President of City National Bank.

   BARRY L. OTELSBERG - EXECUTIVE VICE PRESIDENT OF PACIFIC CREST - AGE 48
      Mr. Otelsberg has served as Executive Vice President of Pacific Crest since September 10, 1993. Mr. Otelsberg has served as Executive Vice President of Pacific Crest Bank since 1985.

   LYLE C. LODWICK - EXECUTIVE VICE PRESIDENT OF PACIFIC CREST - AGE 45
      Mr. Lodwick has served as Executive Vice President of Pacific Crest since September 10, 1993. Mr. Lodwick has served as Executive Vice President of Pacific Crest Bank since 1992 and, prior to that, served as Senior Vice President of Pacific Crest Bank from 1988 to 1992.

   ROBERT J. DENNEN - SENIOR VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND
      SECRETARY OF PACIFIC CREST - AGE 46
      Mr. Dennen has served as Senior Vice President, Chief Financial Officer and Secretary of Pacific Crest since January 1, 1999 and prior to that, served as Vice President and Chief Financial Officer of Pacific Crest from 1993 to 1998. Mr. Dennen has served as Senior Vice President and Chief Financial Officer of Pacific Crest Bank since January 1, 1999 and prior to that, served as Vice President and Chief Financial Officer of Pacific Crest Bank from 1993 to 1998, and prior to that, served as Vice President and Controller/Treasurer of Pacific Crest Bank from 1986 to 1993.

   JOSEPH FINCI - SENIOR VICE PRESIDENT OF PACIFIC CREST - AGE 41
      Mr. Finci has served as Senior Vice President of Pacific Crest since November 1, 1995. Mr. Finci has served as Senior Vice President of Pacific Crest Bank since November 1, 1995 and, prior to that, served as Vice President of Pacific Crest Bank from 1990 to 1995.

   CAROLYN REINHART - SENIOR VICE PRESIDENT OF PACIFIC CREST - AGE 39
      Ms. Reinhart has served as Senior Vice President of Pacific Crest since January 1, 1998 and, prior to that, served as Vice President of Pacific Crest from 1993 to 1997. Ms. Reinhart has served as Senior Vice President of Pacific Crest Bank since January 1, 1998 and, prior to that, served as Vice President of Pacific Crest Bank from 1989 to 1997.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The Company's common stock, $0.01 par value (the "Common Stock") is traded on the Nasdaq National Market under the Nasdaq symbol "PCCI."

       The following table presents the high and low sales prices for the Common Stock during each quarter commencing January 1, 1997. There were approximately 1,500 beneficial owners of the Common Stock as of March 15, 1999.

-------------------------------------------------------------------------------------------
                          QUARTER ENDED                   HIGH                     LOW
-------------------------------------------------------------------------------------------
                             3/31/97                     $13.75                  $11.00
                             6/30/97                     $13.50                  $12.00
                             9/30/97                     $17.75                  $12.75
                            12/31/97                     $18.75                  $15.63

                             3/31/98                     $19.00                  $16.38
                             6/30/98                     $21.50                  $17.63
                             9/30/98                     $20.00                  $13.75
                            12/31/98                     $15.25                  $11.00
-------------------------------------------------------------------------------------------

       The Company paid a cash dividend on its Common Stock during the fourth quarter of 1998 and the Company currently plans to declare and pay quarterly dividends during 1999. The Company's ability to pay dividends is subject to restrictions set forth in the Delaware General Corporation Law. The Delaware General Corporation Law provides that a Delaware corporation may pay dividends either (i) out of the corporation's surplus (as defined by Delaware law), or
(ii) if there is no surplus, out of the corporation's net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Furthermore, if the Company were determined to be a quasi-California corporation, the Company would have to comply with California law with respect to, among other things, distributions to stockholders. Under California law, a corporation is prohibited from paying dividends unless (i) the retained earnings of the corporation immediately prior to the distribution exceeds the amount of the distribution, (ii) the assets of the corporation exceed 1-1/4 times its liabilities, or (iii) the current assets of the corporation exceed its current liabilities, but if the average pre-tax net earnings of the corporation before interest expense for the two years preceding the distribution was less than the average interest expense of the corporation for those years, the current assets of the corporation must exceed 1-1/4 times it current liabilities.

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

       Management is aware of eleven securities dealers who currently make a market in the Common Stock: Sandler O'Neill & Partners; Friedman, Billings, Ramsey & Co. Inc.; Herzog, Heine, Geduld, Inc.; Fahestock & Co., Inc.; Knight Securities; Instinet Corporations; Hill, Thompson, Magid & Co.; Torrey Pines Securities, Inc.; Capital Resources, Inc.; Sutro & Co., Inc and William R. Hough & Co.

RECENT SALES OF UNREGISTERED SECURITIES

       None.

ITEM 6.    SELECTED FINANCIAL DATA.

       The following summary consolidated financial information of the Company and its subsidiaries as of and for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 has been derived from the Company's audited consolidated financial statements. The summary consolidated financial information should be read in conjunction with the Company's consolidated financial statements and related notes incorporated herein by reference.

                                                                    AT OR FOR THE YEAR ENDED DECEMBER 31
                                                        --------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                      1998         1997        1996        1995         1994
----------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:
   Cash and cash equivalents                             $   25,640   $    2,392  $    2,834   $  56,167   $    6,204
   Investment securities                                    321,261      222,736      83,494           -       55,248
   Total loans, net of deferred fees                        288,486      231,133     211,095     196,778      182,461
   Allowance for loan losses                                  5,024        4,100       3,400       4,500        8,075
   Other real estate owned                                      806        2,064       3,469       4,355        5,724
   Other assets                                              14,135       10,084       6,593       6,309        6,958
   Total assets                                             645,304      464,309     304,085     259,109      248,520
----------------------------------------------------------------------------------------------------------------------
   Total deposits                                           482,839      348,171     266,695     234,510      226,350
   Reverse repurchase agreements                             30,779       21,500      10,000           -            -
   Term borrowings                                           79,450       45,000           -           -            -
   Trust preferred securities                                17,250       17,250           -           -            -
   Shareholders' equity                                  $   30,140   $   28,808  $   24,468   $  21,952   $   19,628
----------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
   Total interest income                                 $   45,240   $   35,346  $   26,567   $  23,799   $   21,114
   Total interest expense                                    28,538       19,611      13,500      12,084        9,358
----------------------------------------------------------------------------------------------------------------------
   Net interest income                                       16,702       15,735      13,067      11,715       11,756
   Provision for loan losses                                    910        1,135       1,917         960        8,343
----------------------------------------------------------------------------------------------------------------------
   Net interest income after provision for loan losses       15,792       14,600      11,150      10,755        3,413
   Noninterest income:
   Gain (loss) on investment securities                         252            -         413         851         (780)
   Gain on sale of other real estate owned                      120          216           -           -            -
   Gain on sale of commercial real estate loans                 467            -           -           -            -
   Gain on sale of SBA loans                                    254            -           -           -            -
   Other non interest income (1)                              1,385          532       1,068         470          404
----------------------------------------------------------------------------------------------------------------------
   Total noninterest income                                   2,478          748       1,481       1,321         (376)
   Noninterest expense:
   Valuation adjustments to
       other real estate owned                                   50          370         155         344        1,719
   Other real estate owned expenses                             211          114         150         203          850
   Other general & administrative expenses                   10,018        8,780       7,818       8,362        8,841
----------------------------------------------------------------------------------------------------------------------
   Total noninterest expense                                 10,279        9,264       8,123       8,909       11,410
----------------------------------------------------------------------------------------------------------------------
   Income (loss) before income taxes                          7,991        6,084       4,508       3,167       (8,373)
   Income tax provision (benefit)                             3,144        2,377       1,505         (77)      (1,914)
----------------------------------------------------------------------------------------------------------------------
   Net income (loss)                                          4,847        3,707       3,003       3,244       (6,459)
----------------------------------------------------------------------------------------------------------------------
   Preferred dividends declared                                   -            -           -        (920)      (1,104)
   Net income (loss) applicable to common stock          $    4,847   $    3,707  $    3,003   $   2,324   $   (7,563)
----------------------------------------------------------------------------------------------------------------------

                                                                                  YEAR ENDED DECEMBER 31
                                                              --------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                      1998        1997        1996         1995        1994
----------------------------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS: (2)
   Return on average total assets (3)                                0.90%       0.97%       1.06%        1.34%      (2.56)%
   Return on average shareholders' equity (4)                       17.02%      14.06%      12.96%       16.02%     (24.73)%
   Net interest rate spread (5)                                      2.87%       3.89%       4.41%        4.60%       4.49%
   Net interest margin (6)                                           3.15%       4.20%       4.76%        4.98%       4.82%
   Ratio of other general & administrative
     expenses to average total assets                                1.86%       2.29%       2.77%        3.46%       3.50%
   Dividend payout ratio (7)                                          2.8%           -           -            -           -
   Nonperforming assets to total assets at
     end of period (8)                                               0.12%       0.49%       1.60%        3.60%       6.24%
   Net loan (recoveries)/charge-offs to average loans               (0.01%)      0.20%       1.68%        2.45%       2.14%
   Net loan (recoveries)/charge-offs & OREO valuation
      adjustments to average loans and OREO                          0.01%       0.36%       1.73%        2.57%       2.92%
   Allowance for loan losses to total loans,
      net of deferred fees                                           1.74%       1.77%       1.61%        2.29%       4.43%
   Allowance for loan losses and OREO valuation
      allowance to nonperforming assets                             505.2%     165.70%      70.58%       52.68%      61.72%
   Allowance for loans losses to nonaccrual loans                        -    1798.20%     245.30%       90.30%      82.60%
   Total average shareholders' equity to total
     average assets                                                  5.64%       6.89%       8.20%        8.38%      10.34%
----------------------------------------------------------------------------------------------------------------------------

PER SHARE DATA (IN THOUSANDS):
   Weighted average basic common shares outstanding                  2,817       2,936       2,947        1,173       1,102
   Weighted average diluted common shares outstanding (9)            2,971       3,070       3,004        2,954       2,660
----------------------------------------------------------------------------------------------------------------------------

   Book value per common share                                      $11.20       $9.97       $8.35        $7.43       $7.38
   Diluted earnings (loss) per common share                          $1.64       $1.21       $1.00        $1.10      ($6.88)
----------------------------------------------------------------------------------------------------------------------------

(1) 1996 includes a $264,000 gain on the sale of $28.2 million in deposits.
(2) Pacific Crest's performance ratios are based on actual daily averages.
(3) Net income (loss) divided by average total assets.
(4) Net income (loss) divided by total average shareholders' equity, excluding accumulated other comprehensive income.
(5) Average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(6) Net interest income divided by total average interest-earning assets.
(7) Dividends declared per common share divided by diluted earnings per common share. The 1998 dividend payout ratio represents one quarter of declared dividends. If the company had declared four quarters of dividends at the fourth quarter pay out rate, the dividend payout ratio would have been 11.2%
(8) Nonperforming assets include total nonaccrual loans, and OREO.
(9) The conversion price of the preferred stock for these calculations is $9.00 per share. The preferred stock was converted into common stock of the Company in December of 1995.

--------------------------------------------------------------------------------
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

       Pacific Crest Capital, Inc. (the "Company"), a Delaware corporation, is a financial services holding company and holds 100% of the stock of Pacific Crest Bank, and 100% of the common stock of PCC Capital I ("PCC Capital").

       The consolidated financial statements and financial data as of December 31, 1998, 1997, 1996, 1995 and 1994 include the Company and its wholly owned subsidiaries. For convenience, these financial statements are referred to as the financial statements of the Company (Pacific Crest).

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998

   EARNINGS PERFORMANCE

       The Company's pretax income for the year ended December 31, 1998 was $8.0 million, compared to $6.1 million for the same period in 1997. The increase of $1.9 million, or 31.3%, was due to several factors. These factors include a $1.0 million increase in net interest income and a $225,000 decline in the provision for loan losses. In addition total noninterest income increased by $1.7 million during 1998 over the prior year. These factors were partially offset by an increase in noninterest expense of $1.0 million.

   NET INTEREST INCOME

       Net interest income increased by $967,000, or 6.1%, to $16.7 million for the year ended December 31, 1998 as compared to the same period in 1997. This was primarily due to the increase in the Company's average interest earning assets of $155.5 million during the period ended December 31, 1998.

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

AVERAGE BALANCES, INTEREST INCOME AND EXPENSE, YIELDS AND RATES

                                                                          YEAR ENDED DECEMBER 31
                                  -------------------------------------------------------------------------------------------------
                                                    1998                           1997                           1996
                                  -------------------------------------------------------------------------------------------------
                                                  INTEREST  AVERAGE              INTEREST  AVERAGE              INTEREST  AVERAGE
                                     AVERAGE       EARNED/   YIELD/   AVERAGE     EARNED/   YIELD/   AVERAGE     EARNED/   YIELD/
(DOLLARS IN THOUSANDS)               BALANCE        PAID      RATE    BALANCE      PAID      RATE    BALANCE      PAID      RATE
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
Loans (1)                            $ 238,950    $ 25,653   10.74%  $ 222,833   $ 24,475   10.98%  $ 190,856   $ 21,384   11.20%
Repurchase agreements                    4,167         221    5.30%      2,056        112    5.45%     42,833      2,270    5.30%
U.S. government agency securities
     Available for sale                282,325      19,020    6.74%    114,635      8,045    7.02%     23,874      1,632    6.84%
     Held to maturity                    4,040         310    7.67%     35,032      2,714    7.75%     17,173      1,281    7.46%
Corporate debt securities
     Available for sale                    585          36    6.15%          -          -        -          -          -        -
-----------------------------------------------------------------------------------------------------------------------------------
Total Investment Securities            286,950      19,366    6.75%    149,667     10,759    7.19%     41,047      2,913    7.10%
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets (1)      530,067      45,240    8.53%    374,556     35,346    9.44%    274,736     26,567    9.67%
-----------------------------------------------------------------------------------------------------------------------------------
Other real-estate owned                  1,373                           2,355                          3,938
Other non-interest earning assets       11,890                           9,746                          7,980
Less allowance for loan  losses (1)      4,547                           3,744                          4,013
-----------------------------------------------------------------------------------------------------------------------------------
    Total assets                     $ 538,783                       $ 382,913                      $ 282,641
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES:
Savings accounts                       211,851      11,226    5.30%    181,303      9,603    5.30%    176,742      9,179    5.19%
Certificates of deposit                160,720       9,241    5.75%    110,829      6,467    5.84%     62,747      3,456    5.51%
Money market checking                   18,917         949    5.02%     18,054        892    4.94%     16,717        822    4.92%
-----------------------------------------------------------------------------------------------------------------------------------
Total interest bearing deposits        391,488      21,416    5.47%    310,186     16,962    5.47%    256,206     13,457    5.25%
-----------------------------------------------------------------------------------------------------------------------------------
Reverse repurchase agreements           24,893       1,418    5.70%     28,493      1,638    5.75%        671         43    6.41%
Term borrowings                         70,653       4,087    5.78%      9,685        562    5.80%          -          -        -
Trust preferred securities              17,250       1,617    9.37%      4,789        449    9.38%          -          -        -
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities     504,284      28,538    5.66%    353,153     19,611    5.55%    256,877     13,500    5.26%
Non interest-bearing liabilities         4,098                           3,393                          2,597
Shareholders' equity                    30,401                          26,367                         23,167
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders'
     equity                          $ 538,783                       $ 382,913                      $ 282,641
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income                               $ 16,702                       $ 15,735                       $ 13,067
Net interest rate spread (2)                                  2.87%                          3.89%                          4.41%
Net interest-earning assets           $ 25,783                        $ 21,403                       $ 17,859
Net interest margin (3)                                       3.15%                          4.20%                          4.76%
Average interest-earning assets to
     average interest-bearing
     liabilities                                    105.1%                         106.1%                         107.0%
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

(1) Calculated net of deferred loan fees. The amount of interest foregone on nonaccrual loans was $7,000, $249,000 and $547,000 for 1998, 1997 and 1996,
     respectively.
(2) Net interest rate spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(3) Net interest margin is computed by dividing net interest income by total average earning assets.

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

                                                                          YEAR ENDED DECEMBER 31
                                                ----------------------------------------------------------------------------
                                                       1998 COMPARED TO 1997                  1997 COMPARED TO 1996
                                                     INCREASE (DECREASE) DUE TO             INCREASE (DECREASE) DUE TO
                                                ----------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                               VOLUME       RATE     NET CHANGE       VOLUME       RATE     NET CHANGE
----------------------------------------------------------------------------------------------------------------------------
CHANGES IN INTEREST INCOME:
Loans (1)                                            $ 1,740      $ (562)    $ 1,178        $ 3,518      $ (427)    $ 3,091
Repurchase agreements                                    112          (3)        109         (2,205)         62      (2,143)
Certificates of deposit                                                            -             (8)         (7)        (15)
U.S. government agency securities
     Available for sale                               11,315        (340)     10,975          6,370          43       6,413
     Held to maturity                                 (2,377)        (27)     (2,404)         1,382          51       1,433
Corporate debt securities
     Available for sale                                   36           -          36              -           -           -
----------------------------------------------------------------------------------------------------------------------------
   Total change in interest income                    10,826        (932)      9,894          9,057        (278)      8,779
----------------------------------------------------------------------------------------------------------------------------
CHANGES IN INTEREST EXPENSE:
Savings accounts                                       1,619           4       1,623            240         184         424
Certificates of deposit                                2,871         (97)      2,774          2,796         215       3,011
Money market checking                                     44          13          57             66           4          70
Reverse repurchase agreements                           (205)        (15)       (220)         1,600          (5)      1,595
Term borrowings                                        3,524           1       3,525            562           -         562
Trust preferred securities                             1,168           -       1,168            449           -         449
-------------------------------------------------------------------------------------  -------------------------------------
Total change in interest expense                       9,021         (94)      8,927          5,713         398       6,111
----------------------------------------------------------------------------------------------------------------------------

(1) Does not include interest income that would have been earned on nonaccrual loans.

   NET INTEREST INCOME (CONTINUED)

       The net interest rate spread is defined as the yield on interest-earning assets less the rates paid on interest-bearing liabilities. The net interest rate spread for the years ended December 31, 1998 and 1997 was 2.87% and 3.89%, respectively. The decline in the spread between the 1998 and 1997 periods was primarily the result of a decrease on the yields earned on interest-earning assets.

       The net interest margin is defined as the difference between interest income and interest expense divided by the average interest-earning assets. The net interest margin for the years ended December 31, 1998 and 1997, was 3.15% and 4.20%, respectively. The decline in the margin was the result of the reduced net interest rate spread, and the change in the composition of the balance sheet. Loans, the highest yielding asset, have decreased as a percentage of average interest-earning assets while the Company's holdings in the lower yielding investment securities have increased as a percentage of average interest-earning assets. Additionally, the Company has financed a portion of these security purchases with borrowings, including the issuance of the trust preferred securities which on average, cost the Company more than deposits.

       The following table sets forth the composition of average interest-earning assets and average interest-bearing liabilities by category and by the percentage of each category to the total for the years ended December 31, 1998 and 1997, including the change in average balance and yield/rate between these respective periods:

                                      -------------------------------------------------------------------------------------------
                                              December 31, 1998             December 31, 1997                 Change
                                      -------------------------------------------------------------------------------------------
                                                      %      Avg.                   %      Avg.
                                         Average    Compo-  Yield/     Average   Compo-   Yield/                        Yield/
(DOLLARS IN THOUSANDS)                   Balance    sition   Rate      Balance   sition    Rate        $         %       Rate
---------------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
  Loans                                 $ 238,950    45.1%  10.74%    $ 222,833   59.5%   10.98%   $  16,117   -14.4%    -0.24%
  Repurchase agreements                     4,167     0.8%   5.30%        2,056    0.5%    5.45%       2,111     0.3%    -0.15%
  Investment securities                   286,950    54.1%   6.75%      149,667   40.0%    7.19%     137,283    14.1%    -0.44%
---------------------------------------------------------------------------------------------------------------------------------
   Total interest-earning assets        $ 530,067   100.0%   8.53%    $ 374,556  100.0%    9.44%   $ 155,511     0.0%    -0.91%
---------------------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES:
  Deposits                                391,488    77.6%   5.47%      310,186   87.8%    5.47%   $  81,302   -10.2%     0.00%
  Borrowings                               95,546    18.9%   5.76%       38,178   10.8%    5.76%      57,368     8.1%     0.00%
  Trust preferred securities               17,250     3.5%   9.37%        4,789    1.4%    9.38%      12,461     2.1%    -0.01%
---------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities    $ 504,284   100.0%   5.66%    $ 353,153  100.0%    5.55%   $ 151,131     0.0%     0.11%
---------------------------------------------------------------------------------------------------------------------------------

   TOTAL INTEREST INCOME

       Total interest income increased by $9.9 million, or 28.0%, to $45.2 million for the year ended December 31, 1998, compared to the same period in 1997. This increase was primarily due to an increase in the average balance of interest-earning assets of $155.5 million to $530.1 million, a 41.5% increase, for the year ended December 31, 1998, over the comparable period in 1997. The growth in interest-earning assets has been concentrated in investment securities and commercial loans. Partially offsetting these increases, the overall yields on the Company's interest-earning assets decreased by 91 basis points for the year ended December 31, 1998 from the comparable period in 1997. This decline is due to the change in the composition of interest-earning assets which is detailed above, and the reduced yields earned on commercial loans. The primary reason for the decline in the overall loan portfolio yield is due to lower yielding loans being added to the loan portfolio during 1998, reflecting the increased competitive rate pressure in the marketplace. In addition, higher yielding loans have been paying off during 1998, adding to the overall yield decline.

       The substantial increase in the average balances of the Company's U.S. government sponsored agency securities for the year ended December 31, 1998, reflects the Company's effort to optimize earnings by more effectively leveraging capital with the purchase of these securities.

   TOTAL INTEREST EXPENSE

       Total interest expense increased by $8.9 million, or 45.5%, to $28.5 million for the year ended December 31, 1998, compared to the same period of 1997. The increase in interest expense resulted from an increase in the average balance of interest-bearing liabilities of $151.1 million to $504.3 million, a 42.8% increase, for the year ended December 31, 1998, as compared to the same period of 1997. Average interest-bearing liabilities continue to rise to fund the growth of the Company. The growth in the average balances has been primarily in certificates of deposit, savings accounts, term borrowings and the trust preferred securities but also includes a small increase in money market checking. The rates paid on the Company's interest-bearing liabilities increased from 5.55% to 5.66%, or 11 basis points, during the year ended December 31, 1998, compared to the same period in 1997. The increases in the rates paid on the Company's interest-bearing liabilities reflect the change in the composition of interest-bearing liabilities as detailed above, and the change in market interest rates between the 1998 and 1997 periods. The change in the composition of the interest-bearing liabilities for the year ended December 31, 1998, reflects the leveraging of the balance sheet with increased borrowings subsequent to the issuance of $17.25 million of trust preferred securities in September of 1997.

   PROVISION FOR LOAN LOSSES

       During 1998, the Company decreased its provision for loan losses to $910,000 from $1.1 million for 1997. The decrease of $225,000 between 1998 and 1997 in the loan loss provision primarily reflects the decline of nonaccrual loans, other loans of concern and troubled debt restructured loans during the year ending December 31, 1998.

       Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. The calculation of the adequacy of the allowance for loan losses is based on a variety of factors, including adequacy of collateral, which includes loan balance to collateral value, loan debt service coverage ratio and secondary collateral, if applicable. In addition management evaluates the following factors, current delinquency trends, historical Company loan loss experience, regional real estate economic conditions and overall economic trends impacting the Company's real estate lending portfolio. Commercial real estate serves as collateral for virtually the Company's entire loan portfolio. The ratio of nonaccrual loans to total loans, net of deferred loan fees was 0.10% at December 31, 1997. The Company had no nonaccrual loans, no impaired loans and no loans classified as troubled debt restructured at December 31, 1998.

   NONINTEREST INCOME

       The following table reflects the major components of noninterest income for the years ended December 31, 1998, 1997 and 1996 and the dollar and percentage change between the periods of 1998/1997 and 1997/1996:

NONINTEREST INCOME ANALYSIS               FOR THE YEAR ENDED DECEMBER 31     $ CHANGE   % CHANGE+/-   $ CHANGE   % CHANGE+/-
----------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                          1998       1997       1996   1998/1997   1998/1997    1997/1996   1997/1996
----------------------------------------------------------------------------------------------------------------------------
Gain on sale of other real estate owned      $   120    $   216    $     -   $     (96)      (44.4%)  $     216        100%
Gain on sale of commercial real estate loans     467          -          -         467         100%           -           -
Gain on sale of SBA loans                        254          -          -         254         100%           -           -
Gain on sale of investment securities            252          -        413         252         100%        (413)      (100%)
Gain on sale of deposits                           -          -        264           -            -        (264)      (100%)
Loan prepayment and late fees                    788        243          -         545       224.3%         243        100%
Other noninterest income                         597        289        804         308       106.6%        (515)       (64%)
----------------------------------------------------------------------------------------------------------------------------
Total noninterest income                     $ 2,478    $   748    $ 1,481   $   1,730       231.3%   $    (733)       (49%)
----------------------------------------------------------------------------------------------------------------------------

       Noninterest income for the year ended December 31, 1998 increased by $1.7 million, or 231%, compared to the same period in 1997. These changes are detailed on the table above and significant changes in noninterest income are described below.

       The gain on sale of other real estate owned (OREO) has declined during the year ended December 31, 1998, as compared to 1997, due to the continued decline in the balances held in OREO properties. Additionally, in May of 1997, an OREO property was sold at a gain of $176,000, which substantially exceeded all gains recorded in 1998.

       During 1998, the Company instituted a commercial real estate loan program designed to produce loan product for both the Company's portfolio and for potential sale in the secondary market. The loans originated are fixed rate loans with interest rates fixed for ten years based on a margin over the ten-year U.S. Treasury Bond. The loans were sold at a premium ranging between 3.1% and 6.1%, depending upon the characteristics of each loan. Although this program has been designed in part to produce recurring gain income for the Company, there can be no assurance that future sales will occur to produce future gain income. The Company generated $467,000 in gain income under this program during 1998. See also "Notes to Consolidated Financial Statements," footnote 20.

       During the last three quarters of 1998, the Company sold the SBA guaranteed portion of three pools of loans at a premium ranging between 5.75% and 10.0%. These loans were sold, with the servicing rights retained, at a total premium of $254,000. The Company did not sell any SBA loans in 1997. See also "Notes to Consolidated Financial Statements," footnote 21.

       In the third and fourth quarters of 1998, the Company sold investment securities held in its available for sale portfolio, generating $252,000 in gain income. The Company did not sell any investments during 1997 which resulted in a "gain on sale".

       Loan prepayment income for the year ended December 31, 1998 rose by $545,000, over the comparable period in 1997. This is due to the increased volume of loans prepaying in 1998, as compared to 1997, due to the competitive interest rate environment.

       Other noninterest income increased by $308,000 primarily as a result of an increase in loan origination fees in 1998. This is a direct result of the increase in loan originations of 114.5% from $50.7 million in 1997 to $108.8 million for 1998.

   NONINTEREST EXPENSE

       The following table reflects the major components of noninterest expense for the years ended December 31, 1998, 1997 and 1996 and the dollar and percentage change between the periods of 1998/1997 and 1997/1996.

NONINTEREST EXPENSE ANALYSIS                          YEAR ENDED DECEMBER 31     $ CHANGE    % CHANGE +/-  $ CHANGE   % CHANGE +/-
-----------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                              1998       1997       1996    1998/1997    1998/1997    1997/1996   1997/1996
-----------------------------------------------------------------------------------------------------------------------------------
Valuation adjustments to other real estate owned  $    50    $   370    $   155   $   (320)       -86.5%   $     215      138.7%
Other real estate owned expense                       211        114        150         97         85.1%         (36)     -24.0%
Salaries and employee benefits                      5,822      5,009      4,664        813         16.2%         345        7.4%
Net occupancy expense                               1,616      1,568      1,448         48          3.1%         120        8.3%
Communication and data processing                     778        659        551        119         18.1%         108       19.6%
Advertising and promotion                             541        351        174        190         54.1%         177      101.7%
FDIC insurance premiums                                43         73         72        (30)       -41.1%           1        1.4%
Credit and collections expenses                       127        127         94          -          0.0%          33       35.1%
Other expenses                                      1,091        993        815         98          9.9%         178       21.8%
-----------------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                         $10,279    $ 9,264    $ 8,123   $  1,015         11.0%   $   1,141       14.0%
-----------------------------------------------------------------------------------------------------------------------------------

       Noninterest expense for the year ended December 31, 1998 increased by $1.0 million or 11.0%, compared to the same period in 1997. These changes are detailed on the table above and significant changes in noninterest expense are described below.

       The valuation adjustment to OREO for the year ended December 31, 1998, decreased by $320,000, compared to the same period in 1997. The Company recorded OREO valuation adjustments on two OREO properties in 1997, while minimal write downs were necessary during 1998.

       Salaries and employee benefits for the year ended December 31, 1998 increased by $813,000 compared to the same period in 1997. This was primarily the result of increased marketing and administrative bonus expense in 1998 versus 1997, due to higher loan volume and improved return on equity. The Company also provided an approximate 4% salary increase to most employee base salaries in January of 1998. Finally, the Company hired additional loan marketing staff during 1998, increasing its marketing representative count from eight employees at the beginning of 1998 to twelve at year end 1998.

       Advertising and promotion expenses for the year ended December 31, 1998 increased by $190,000 over 1997. This increase is due to the Company's more aggressive advertising campaign in 1998 which contributed to the loan and deposit growth experienced in the current year.

       Communication and data processing expense for the year ended December 31, 1998, increased by $119,000, compared to the same period in 1997. These increases were primarily the result of the Company establishing loan production offices in Portland, Oregon; Seattle, Washington; and Orange County, California, in addition to the hiring of additional marketing staff during 1998.

       Other expenses for the year ended December 31, 1998, increased by $98,000 compared to the same period in 1997, due to an increase in loan origination cost during 1998. This is a direct result of the increase in loan originations of 114.5% from $50.7 million in 1997 to $108.8 million for 1998.

   INCOME TAX PROVISION

       The Company's income tax provision for the year ended December 31, 1998 was $3.1 million which represents an effective tax rate of 39.3%. The difference between the Company's statutory tax rate of 41.1% and its effective tax rate for the year ended December 31, 1998 was primarily due to California tax deductions (credits) generated by the Company on loans made in special tax zones within California.

       The Company's income tax provision for the year ended December 31, 1997 was $2.4 million which represents an effective tax rate of 39.1%. The difference between the Company's statutory tax rate of 41.5% and its effective tax rate for the year ended December 31, 1997 was due to both the reversal of a portion of the Company's tax valuation reserve of approximately $386,000 against the Company's tax provision, as well as California tax deductions (credits) generated by the Company on loans made in special tax zones within California.

----------------------------------------------------------------------------------------------------------------------------------
FINANCIAL CONDITION

   BALANCE SHEET ANALYSIS
   (DOLLARS IN THOUSANDS)                    YEAR ENDED DECEMBER 31        $ CHANGE   % CHANGE +/-  $ CHANGE   % CHANGE +/-
                                       -------------------------------------------------------------------------------------------
                                          1998        1997       1996      1998/1997   1998/1997    1997/1996   1997/1996
                                       -------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                $  25,640  $   2,392       2,834   $  23,248      971.91%   $    (442)     (15.60%)
Investment securities                      321,261    222,736      83,494      98,525       44.23%     139,242      166.77%
Net loans                                  283,462    227,033     207,695      56,429       24.85%      19,338        9.31%
Other assets                                14,941     12,148      10,062       2,793       22.99%       2,086       20.73%
----------------------------------------------------------------------------------------------------------------------------------
Total assets                               645,304    464,309     304,085     180,995       38.98%     160,224       52.69%
----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Total deposits                             482,839    348,171     266,695     134,668       38.68%      81,476       30.55%
Reverse repurchase
   agreements/term borrowings              110,229     66,500   $  10,000      43,729       65.76%      56,500      565.00%
Trust preferred securities                  17,250     17,250           -           -            -      17,250      100.00%
Other liabilities                            4,846      3,580       2,922       1,266       35.36%         658       22.52%
----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                          615,164    435,501     279,617     179,663       41.25%     155,884       55.75%
SHAREHOLDERS' EQUITY                        30,140     28,808      24,468       1,332        4.62%       4,340       17.74%
----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                     $ 645,304  $ 464,309   $ 304,085   $ 180,995       38.98%   $ 160,224       52.69%
----------------------------------------------------------------------------------------------------------------------------------

       Total assets increased by $181.0 million for the year ended December 31, 1998, compared to 1997. Changes in assets, liabilities, and shareholders' equity are detailed above, and significant changes are described below.

       The increase in cash and cash equivalents at December 31, 1998 of $23.2 million was the result of the Company maintaining higher levels of liquidity during the fourth quarter of 1998, as a result of the strong loan origination demand and the significant increase in the Company's interest-bearing deposits.

       The increase in the balance of investment securities for the year ended December 31, 1998 reflects the Company's effort to optimize earnings by more effectively leveraging capital with the purchase of these securities. The increase in net loans primarily reflects new loan originations and purchases of $128.2 million, reduced by $64.3 million in loan payoffs, loan transfers to OREO, and loan chargeoffs. The increase in other assets is primarily due to the increase in accrued interest receivable for the year ended December 31, 1998, over the comparable period in 1997. This increase is due to the larger portfolio of investment securities, as well as an increase in net loans.

       Total liabilities have increased in response to the need to fund the growth in assets for the year ended December 31, 1998. The growth in deposits included $75.8 million in savings deposits, $51.8 million in certificates of deposit, $7.1 million in money market checking deposits, $9.3 million in reverse repurchase agreements, and $34.4 million in term borrowings.

       Shareholders' equity has risen for the year ended December 31, 1998, primarily due to the current year net income of $4.8 million, partially offset by the purchase of treasury shares of $3.5 million.

--------------------------------------------------------------------------------
NONPERFORMING ASSETS

       Total nonperforming assets declined $1.5 million or 64.8% during 1998, to $806,000, or 0.12% of total assets at December 31, 1998, compared with $2.3 million, or 0.49% of total assets at December 31, 1997, due to decreases in the level of both nonaccrual loans and OREO. Loans transferred to OREO were $208,000, resulting in a zero balance of nonaccrual loans at December 31, 1998. OREO at December 31, 1998 consisted of two properties with a combined carrying value of $806,000. The Company had four loans with aggregate outstanding loan balances of $2.7 million which management considered to be potential problem loans due to possible credit problems of the borrowers or cash flows of the properties securing the loans. The reduction in nonperforming assets was largely due to continued emphasis by management on problem credits, as well as continued favorable economic conditions in the Company's market areas.

--------------------------------------------------------------------------------
LIQUIDITY

       The Company's primary sources of funds are deposits, borrowings and payments of principal and interest on loans and investment securities. While maturities and scheduled principal amortization on loans are a reasonably predictable source of funds, deposit flows and mortgage loan prepayments are greatly influenced by the level of interest rates, economic conditions, and competition.

       The primary lending and investment activities of the Company have generally been the origination of adjustable rate and fixed rate commercial real estate loans, the purchase of U.S. government sponsored agency securities, corporate debt securities and to a lesser extent, the purchase of short-term repurchase agreements. The purchase of U.S. government sponsored agency securities, corporate debt securities and short-term repurchase agreements provide a source of long and short-term liquidity. The lending and investment activities of the Company are funded primarily by principal and interest payments on loans, interest-bearing deposit growth, borrowing of reverse repurchase agreements, term borrowings and long term borrowings in the form of trust preferred securities.

       The Company's most liquid assets are cash, cash in banks and repurchase agreements. The levels of these assets depend on the Company's operating, financing, lending and investing activities during any given period.

       Liquidity for the Company is monitored daily and evaluated monthly. Excess funds are invested in short-term investment securities, generally repurchase agreements. Additional sources of funds are available by borrowing against the Company's U.S. government sponsored agency securities portfolio and secondarily by borrowing from the Federal Reserve Bank's discount window.

       The table below sets forth pertinent details related to the Company's borrowing availability as of December 31, 1998:

-----------------------------------------------------------------------------------------------------------------------------
                                      BORROWING LINE     OUTSTANDING      REMAINING     NUMBER OF BROKER
(DOLLARS IN THOUSANDS)                    LIMITS           BALANCE        AVAILABLE         DEALERS            TERM
-----------------------------------------------------------------------------------------------------------------------------
Short term borrowings                 $       95,000     $    30,779     $    64,221          4         90 days or less
Term borrowings                       $       45,000     $    24,450     $    20,550          1         One year or less
Long term borrowings                  $       95,000     $    55,000     $    40,000          1         5 year/2 year call
-----------------------------------------------------------------------------------------------------------------------------

       All borrowings are secured by pledging specific amounts of specific securities of the Company's U.S. government sponsored agency securities portfolio. The Company also had a borrowing line of $1.3 million with the Federal Reserve Bank, of which there were no borrowings at December 31, 1998. At December 31, 1998, the Company had outstanding legal commitments to fund real estate term loans of $4.6 million.

       There has been an increase in the Company's holdings of cash and cash equivalents during the period ended December 31, 1998 compared to 1997. Cash and cash equivalents increased by $23.2 million to $25.6 million at December 31, 1998 from $2.4 million at December 31, 1997. The Company raised $75.8 million in savings accounts and $51.8 million in certificates of deposits during 1998 due, in part, by maintaining the rate structure on these products, during a declining rate environment. The Company experienced an increase in its money market checking deposits of $7.1 million. The Company originated and purchased $128.2 million in new commercial real estate and business loans during 1998. Off-setting these originations, the Company experienced $52.0 million in loan payoffs, $12.0 million in loan sales, $208,000 in loan transfers to OREO, and $20,000 in loan chargeoffs during 1998.

       The Company on an unconsolidated basis, (the "Parent Company") has approximately $5.6 million in cash and investments less current liabilities and short-term debt at December 31, 1998. These funds are necessary to pay future operating expenses of the Parent Company, service all outstanding debt, and possibly for future capital infusions into Pacific Crest Bank. Without dividends from Pacific Crest Bank, the Parent Company must rely solely on existing cash investments and borrowing. The Company declared and paid a $0.05 cent per share common stock cash dividend during the fourth quarter of 1998, which amounted to $137,000. In addition, the Company has declared a $0.05 cent per share common stock cash dividend for the first quarter of 1999 on February 11, 1999, payable on March 18, 1999 to holders of record on March 4, 1999. The Company anticipates that it will continue to declare and pay quarterly dividends during 1999.

       Pacific Crest Bank's ability to pay dividends to the Parent Company is restricted by California state law which requires that sufficient retained earnings are available to pay the dividend. At December 31, 1998, Pacific Crest Bank had retained earnings of $9.2 million, of which $174,000 was unrestricted and available for dividend payments. The Bank has declared a $280,000 first quarter cash dividend, payable to the Parent Company. This dividend was declared on February 11, 1999, payable on March 18, 1999. The Bank anticipates that it will continue to declare and pay quarterly dividends to the Parent Company during 1999.

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

       In addition to the risked-based guidelines, the FDIC requires banking organizations to maintain a minimum amount of Tier I Capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier I Capital to total assets must be 3%. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum, or 4% to 5%.

       At December 31, 1998, Pacific Crest Bank was in compliance with all such requirements. The following table sets forth Pacific Crest Bank's regulatory capital ratios as of the dates indicated:

REGULATORY CAPITAL RATIOS                               AT DECEMBER 31, 1998                   AT DECEMBER 31, 1997
                                                -------------------------------------   ------------------------------------
PACIFIC CREST BANK                                REQUIRED     ACTUAL      EXCESS        REQUIRED     ACTUAL      EXCESS
-------------------------------------------------------------------------------------   ------------------------------------
Leverage capital ratio                                4.00%      6.81%       2.81%           4.00%      7.53%       3.53%
Tier I risk-based capital ratio                       4.00%     10.67%       6.67%           4.00%     12.02%       8.02%
Total risk-based capital ratio                        8.00%     11.92%       3.92%           8.00%     13.27%       5.27%
----------------------------------------------------------------------------------------------------------------------------

ASSET/LIABILITY MANAGEMENT

       The purpose of asset liability management is to minimize the risk of loss resulting from changes in interest rates. One method of assessing the potential risk associated with changes in the interest rates is to examine the extent to which assets and liabilities are "interest rate sensitive" by monitoring the institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated, based upon certain assumptions, to mature and reprice within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would generally tend to adversely affect net interest income while a positive gap would generally tend to result in an increase in net interest income. During a period of declining interest rates, a negative gap would generally tend to result in increased net interest income while a positive gap would generally tend to adversely affect net interest income. At December 31, 1998, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets repricing or maturing in the same period by $200.4 million, representing a negative cumulative one-year gap of 31.1% The shortcomings associated with using a static gap analysis to evaluate interest rate risk are described below.

       To the extent consistent with its interest rate spread objectives, the Company attempts to manage its interest rate risk and has taken actions to minimize the potential negative impact of changing interest rates. In addition to focusing on making commercial real estate loans which generally provide for quarterly repricing, the Company has written a significant amount of its loans with interest rate floors. At December 31, 1998, the fully indexed rate on these loans were, generally, equal to or in excess of the interest rate floors. It may be anticipated that loans with interest rate floors will increase the net interest income in a declining interest rate environment as affected loans do not reprice downward to their fully indexed rate when interest rates fall. No assurances can be given that such will be the case, however, particularly if borrowers are able to refinance or renegotiate their loans when interest rates decline. In addition to adjusting the pricing levels and characteristics of interest rate sensitive assets and liabilities to manage interest rate risk, in June of 1998, the Company purchased an interest rate cap. The interest rate cap was purchased as a hedge instrument for the Company's deposit liabilities which reprice in one year or less. This instrument is indexed to the 90-day London Interbank Offered Rate (LIBOR) with a strike price of 6.70%. When LIBOR exceeds this level, the interest rate cap earns income for the Company, thereby mitigating some of the risk of rising interest rates. The interest rate cap does not expose the Company to any additional risk beyond the initial investment of $925,000.

       The following table sets forth the interest rate sensitivity of the Company's assets and liabilities at December 31, 1998, based on certain assumptions. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of the repricing timing or maturity date of the asset or liability. For assets with call features, repricing is determined using the estimated duration of the instrument. The Company has assumed, for purposes of this table only, that its savings accounts, money market checking accounts, and reverse repurchase agreements, which totaled $276.0 million, $23.8 million and $30.8 million, respectively at December 31, 1998, reprice immediately. The Company has assumed, for purposes of the static gap tables, that its investment securities mature/reprice after the initial call date, but prior to its maturity date, based upon a duration model that factors the probability of the securities being called relative to changes in interest rates.

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

       In response to the limitations inherent with static gap analysis, the impact of fluctuations in interest rates on the Company's net interest income has been evaluated by the Company using an interest rate shock analysis. This analysis applies

"change ratios" to assets and liabilities based upon various assumptions regarding their repricing characteristics under various hypothetical market interest rate fluctuations. This enhanced interest rate risk management tool is used by the Company to more accurately evaluate and manage the degree of interest rate risk. As of December 31, 1998, management's analysis indicates that the Company's net interest income would decrease by no more than 10% if rates rose 200 basis points over one year.

                                                                      AT DECEMBER 31, 1998
----------------------------------------------------------------------------------------------------------------------------
                                                                    IMMEDIATE       OVER ONE
                                                                     THROUGH      YEAR THROUGH       OVER
(DOLLARS IN THOUSANDS)                                              ONE YEAR       FIVE YEARS     FIVE YEARS       TOTAL
----------------------------------------------------------------------------------------------------------------------------
ASSETS SUBJECT TO INTEREST RATE ADJUSTMENT:
Repurchase agreements                                             $    22,048     $        -      $      -      $   22,048
Investment securities - available for sale
    U.S. Government sponsored agency securities                             -          76,171       233,354        309,525
    Corporate debt securities                                          11,736               -             -         11,736
Total loans, gross                                                    194,811          57,237        37,020        289,068
----------------------------------------------------------------------------------------------------------------------------
  Total                                                              $228,595     $   133,408     $ 270,374     $  632,377
----------------------------------------------------------------------------------------------------------------------------
LIABILITIES SUBJECT TO INTEREST RATE ADJUSTMENT:
Certificates of deposit                                           $   173,918     $     9,061             -     $  182,979
Savings accounts                                                      276,011               -             -        276,011
Money market checking                                                  23,849               -             -         23,849
Reverse repurchase agreements                                          30,779               -             -         30,779
Term borrowings                                                        24,450          55,000             -         79,450
Trust preferred security                                                    -               -        17,250         17,250
----------------------------------------------------------------------------------------------------------------------------
  Total                                                              $529,007     $    64,061     $  17,250     $  610,318
----------------------------------------------------------------------------------------------------------------------------
Interest rate cap                                                    $100,000               -             -     $  100,000
Gap (1)                                                           $  (200,412)    $    69,347     $ 253,124     $  122,059
----------------------------------------------------------------------------------------------------------------------------
Cumulative Gap                                                    $  (200,412)    $  (131,065)    $ 122,059     $  122,059
----------------------------------------------------------------------------------------------------------------------------
As a percent of total assets                                          -31.06%         -20.31%        18.91%         18.91%
----------------------------------------------------------------------------------------------------------------------------

(1) The Gap represents rate sensitive assets less rate sensitive liabilities, net of the effect of the interest rate cap.

--------------------------------------------------------------------------------
YEAR 2000 COMPLIANCE

       The financial institutions industry, as with other industries, is faced with Year 2000 issues. These issues center around computer programs that do not recognize a year which begins with "20" instead of "19", or uses only 2 digits for the year. This could result in major systems failures or miscalculations. This Year 2000 issue creates risks for the Company from unforeseen or unanticipated problems in its internal computer systems, as well as from computer systems of the Federal Reserve Bank, correspondent banks, customers, vendors, and utility providers. Failures of these systems or untimely corrections could have a material adverse impact on the Company's ability to conduct its business and results of operations.

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

       As of the date of this 10K filing, the Company has successfully completed the awareness and assessment phases of the Year 2000 plan and is currently in the remediation, testing and validation phases of the plan. None of the Company's critical systems were programmed by internal staff; rather, they are serviced or provided by outside system vendors. The systems that were identified in the assessment phase as critical to the Company's operations are expected to be remediated, tested, and certified as compliant by the end of the first quarter of 1999.

       The Company has notified its customers by means of statement stuffers of Year 2000 issues. It is also in the process of contacting each of its major borrowing customers to make them aware of the issues and to seek information regarding its customers' preparedness for the Year 2000. Any borrowers unable to confirm Year 2000 compliance in a timely manner will be evaluated to ensure an adequate specific allocation to the allowance for loan losses. Year 2000 compliance will be a factor in all credit decisions and in the specific allocations of a required allowance for loan losses. Management believes the Year 2000 does represent an area of potential risk for credit losses, but also believes the risk is manageable. However, credit losses could be realized by the Company due to Year 2000 problems affecting the businesses of borrowers. The amount of such losses would be a function of the value of the collateral associated with the individual credits. Whether such potential losses would require an additional provision for loan losses would be determined in conjunction with the normal quarterly analysis of the adequacy of the allowance for loan losses. Vendors and utilities have informed the Company that their Year 2000 projects are on schedule and their progress is being monitored by Company personnel.

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

       As of the date of this 10k filing, the total cost of software & hardware corrections and modifications related to the year 2000 issue, was approximately $30,000. The total cost estimated to correct the new computer software systems, or to have existing systems modified, is not expected to exceed $150,000, in total, over the next year. Although the Company does not expect any material adverse consequences to occur as a result of year 2000 issue, there can be no assurance that the Company will be able to identify all year 2000 issues, or that all contingency plans will assure uninterrupted business operations across the millennium.

--------------------------------------------------------------------------------
COMPARISONS OF FINANCIAL RESULTS
FOR THE YEAR ENDED DECEMBER 31, 1997 AND 1996

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

       The table on page 21 presents the distribution of average assets, liabilities and shareholders' equity, the total dollar amount of interest income from average interest-earning assets, the resultant yields and the interest expense on average interest-bearing liabilities, expressed in both dollars and rates for the years ended December 31, 1997 and 1996.

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

   NONINTEREST EXPENSE

       The following noninterest expense analysis is based on the noninterest expense table on page 24. This table provides a breakdown of the major components of noninterest expense as well as the dollar and percentage change for the years ended December 31, 1997 and 1996.

       Noninterest expense for the year ended December 31, 1997 increased by $1.1 million or 14.1%, compared to the same period in 1996.

       The valuation adjustment to OREO for the year ended December 31, 1997, increased by $215,000, compared to the same period in 1996. The increase was the result of the Company recording partial write downs on two OREO properties during 1997.

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

       Net occupancy expense increased $120,000 during 1997, as a result of the opening of loan production offices in Portland, Oregon and Orange County, California.

       Communication and data processing expense for the year ended December 31, 1997, increased by $108,000, compared to the same period in 1996. These increases were primarily the result of the Company's establishment of the SBA lending department during the second and third quarters of 1996, which increased communication and telephone usage for 1997.

       Other expenses for the year ended December 31, 1997, increased by $178,000 compared to the same period in 1996, due to an increase in advertising expense during 1997 and a reduction in the accrual for Delaware franchise taxes, which occurred in the second quarter of 1996.

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

-------------------------------------------------------------------------------
FINANCIAL CONDITION

   BALANCE SHEET ANALYSIS

       Total assets increased by $160.2 million for the year ended December 31, 1997, compared to 1996. Changes in assets, liabilities, and shareholders' equity are detailed on page 25, with significant changes described below.

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

-------------------------------------------------------------------------------
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       A derivative financial instrument includes futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics. On June 8, 1998, the Company executed a five-year interest rate cap agreement for a notional amount of $100 million. Under the cap agreement, the Company earns income when the 90-day London Interbank Offered Rate (LIBOR) exceeds 6.70%. LIBOR closed at 5.28% on December 31, 1998. The interest rate cap was purchased as a hedge instrument for the Company's deposit liabilities which reprice in one year or less. It was designed to hedge the risk that interest rates may rise, which would produce an increase in the rates paid on these deposit liabilities, resulting in an increase in interest expense and a reduction in net interest margin. The interest rate cap mitigates this risk somewhat since it earns income for the Company if interest rates rise beyond a certain level. The interest rate cap does not expose the Company to any additional risk beyond the initial investment of $925,000. With the exception of the interest rate cap, the Company is not currently engaged in transactions involving derivative financial instruments.

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

       See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" and "Item 1. Business - Investment Activities," and "- Source of Funds."

       The table below provides information about the Company's balance sheet non-derivative financial instruments that are sensitive to changes in interest rates. For all outstanding financial instruments, the table presents the principal outstanding balance at December 31, 1998 and the weighted average interest yield/rate of the instruments by either the date the instrument can be repriced for variable rate financial instruments or the expected maturity date for fixed rate financial instruments.

                                                                             AT DECEMBER 31, 1998
                                                             EXPECTED MATURITY DATES OR REPRICING DATE BY YEAR
                                          -----------------------------------------------------------------------------------------
                                                                                                                             FAIR
                                                                                                                           VALUE AT
(DOLLARS IN THOUSANDS)                        1999        2000       2001       2002       2003    THEREAFTER    TOTAL     12/31/98
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET FINANCIAL INSTRUMENTS:
ASSETS:

  Repurchase agreements (1)                $  22,048    $     -    $     -    $     -    $     -    $     -     $22,048    $22,048
     average yield (variable rate)             5.32%          -          -          -          -          -       5.32%

  Corporate debt securities, available
     for sale                                 11,736          -          -          -                     -      11,736     11,736
     average yield (variable rate)             5.72%          -          -          -          -          -       5.72%

  U.S. Government sponsored agency
     securities available
     for sale (2)                                  -          -      5,025     23,090     48,056    233,354     309,525    309,525
     average yield (fixed rate)                    -          -      6.44%      6.87%      6.79%      6.62%       6.66%

  Total loans gross (3)                      194,811     11,064     20,648     10,075     15,450     37,020     289,068    295,131
     average yield                            10.25%      9.88%      9.24%      8.22%      9.19%      8.43%       9.80%
-----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES:

  Savings accounts (1)                     $ 276,011          -          -          -          -          -    $276,011   $276,011
     average rates (variable rate)             4.67%          -          -          -          -          -       4.67%

  Money market checking (1)                   23,849          -          -          -          -          -      23,849     23,849
     average rates (variable rate)             4.35%          -          -          -          -          -       4.35%

  Certificates of deposit (4)                173,918      5,762      1,982        512        805          -     182,979    182,064
     average rates (fixed rate)                5.57%      5.63%      5.83%      5.98%      5.75%          -       5.52%

  Reverse repurchase agreements (1)           30,779          -          -          -          -          -      30,779     30,779
     average rates (variable rate)             5.36%          -          -          -          -          -       5.36%

  Term borrowings (5)                         24,450          -          -     45,000     10,000          -      79,450     80,542
     average rates (fixed rate)                5.64%          -          -      5.77%      5.48%          -       5.69%

  Trust preferred securities (2)                   -          -          -          -          -     17,250      17,250     17,250
     average rates (fixed rate)                    -          -          -          -          -      9.38%       9.38%
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

               (3) Fair value of loans is based on the value the Company could receive on the loans in a loan sale. The Company estimates that it could sell a majority of its loans at a premium of between 0.0% and 3.0%.

               (4) Fair value of the Company's fixed maturity deposits are estimated using rates currently offered for deposits of similar remaining maturities.

               (5) Fair value of term borrowings is estimated using discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

                                                     Pacific Crest Capital, Inc.
--------------------------------------------------------------------------------
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
CONSOLIDATED FINANCIAL STATEMENTS:

    Consolidated Balance Sheets at December 31, 1998 and 1997.........       34
    Consolidated Statements of Operations for the years ended
      December 31, 1998, 1997, and 1996...............................       35
    Consolidated Statements of Shareholders' Equity for the
      years ended December 31, 1998, 1997 and 1996....................       36
    Consolidated Statements of Cash Flows for the years ended
      December 31, 1998, 1997 and 1996................................       37
    Notes to Consolidated Financial Statements........................    38-51
    Report of Deloitte & Touche LLP, Independent Auditors.............       52

CONSOLIDATED BALANCE SHEETS
                                                                                              Pacific Crest Capital, Inc.
-------------------------------------------------------------------------------------------------------------------------
                                                                                             DECEMBER 31
                                                                            ---------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                      1998                      1997
-------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                          $          3,592           $         1,966
Securities purchased under resale agreements                                            22,048                       426
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                               25,640                     2,392
-------------------------------------------------------------------------------------------------------------------------
Investment securities (Notes 4):
     Held to maturity, at amortized cost                                                     -                     4,998
     Available for sale, at market                                                     321,261                   217,738
Loans (Note 5 and Note 20):
     Commercial mortgage                                                               278,614                   223,902
     Residential mortgage                                                                1,194                     1,593
     Commercial business/SBA/other                                                       4,476                     6,401
     SBA loans held for sale (Note 21):                                                  4,784                         -
-------------------------------------------------------------------------------------------------------------------------
Total loans                                                                            289,068                   231,896
Deferred loan fees                                                                         582                       763
Allowance for loan losses                                                                5,024                     4,100
-------------------------------------------------------------------------------------------------------------------------
Net loans                                                                              283,462                   227,033
Accrued interest receivable                                                              8,241                     5,367
Prepaid expenses and other assets                                                        2,102                     1,478
Deferred income taxes, net (Note 12)                                                     2,911                     2,622
Other real estate owned (Note 6)                                                           806                     2,064
Premises and equipment, net (Note 7)                                                       881                       617
-------------------------------------------------------------------------------------------------------------------------
Total assets                                                                  $        645,304           $       464,309
-------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits (Note 8):
     Savings accounts                                                         $        276,011           $       200,255
     Certificates of deposit                                                           182,979                   131,213
     Money market checking                                                              23,849                    16,703
-------------------------------------------------------------------------------------------------------------------------
Total deposits                                                                         482,839                   348,171
Reverse repurchase agreements (Note 9)                                                  30,779                    21,500
Term borrowings (Note 10)                                                               79,450                    45,000
Company Obligated Mandatorily Redeemable Preferred Securities
  of Subsidiary Trust Holding Solely Junior Subordinated Debentures (Note 11)           17,250                    17,250
-------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                                                     610,318                   431,921
Accrued interest and other liabilities                                                   4,846                     3,580
-------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                      615,164                   435,501
-------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Note 15)                                                      -                         -
Shareholders' equity (Notes 13, 14, 16 and 17):
Preferred stock, $.01 par value, 2,000,000 shares authorized,
    no shares issued or outstanding                                                          -                         -
Common stock, $.01 par value, 10,000,000 shares authorized,
    2,986,264 shares issued at December 31, 1998,
    2,971,946 shares issued at December 31, 1997.                                       28,087                    27,944
Retained earnings                                                                        5,559                       849
Accumulated other comprehensive income (Note 22)                                         1,199                     1,189
Common stock in treasury, at cost, 295,500 shares at December 31, 1998
    85,000 shares at December 31, 1997                                                  (4,705)                   (1,174)
-------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                              30,140                    28,808
-------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                    $        645,304           $       464,309
-------------------------------------------------------------------------------------------------------------------------
Book value per common share (Note 16)                                         $          11.20           $          9.97
-------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES.

CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                             Pacific Crest Capital, Inc.
------------------------------------------------------------------------------------------------------------------------

                                                                                         YEAR ENDED DECEMBER 31
                                                                                ----------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                       1998          1997          1996
------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
     Interest on loans, including fees (Note 5)                                   $  25,653     $  24,475     $  21,384
     Securities purchased under resale agreements                                       221           112         2,270
     Investment securities (Note 4)
             Held to maturity                                                           310         2,714         1,281
             Available for sale                                                      19,056         8,045         1,632
------------------------------------------------------------------------------------------------------------------------
Total interest income                                                                45,240        35,346        26,567
------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
  Interest expense on interest-bearing deposits (Notes 8 and 19)
        Savings accounts                                                             11,226         9,603         9,179
        Certificates of deposit                                                       9,241         6,467         3,456
        Money market checking                                                           949           892           822
------------------------------------------------------------------------------------------------------------------------
Total interest expense on deposits                                                   21,416        16,962        13,457
     Reverse repurchase agreements (Note 9)                                           1,418         1,638            43
     Term borrowings (Note 10)                                                        4,087           562             -
     Trust preferred securities (Note 11)                                             1,617           449             -
------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                               28,538        19,611        13,500
------------------------------------------------------------------------------------------------------------------------
Net interest income                                                                  16,702        15,735        13,067
Provision for loan losses (Note 5)                                                      910         1,135         1,917
------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                                  15,792        14,600        11,150
------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME:
    Gain on sale of other real estate owned                                             120           216             -
    Gain on sale of commercial/real estate loans (Note 20)                              467             -             -
    Gain on sale of SBA Loans (note 21)                                                 254             -             -
    Gain on sale of investment securities                                               252             -           413
    Gain on sale of deposits                                                              -             -           264
    Loan prepayment and late fees                                                       788           243             -
    Other noninterest income                                                            597           289           804
------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                                              2,478           748         1,481
------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE:
     Valuation adjustments to other real estate owned (Note 6)                           50           370           155
     Other real estate owned expenses                                                   211           114           150
     Salaries and employee benefits (Note 18)                                         5,822         5,009         4,664
     Net occupancy expenses (Note 15)                                                 1,616         1,568         1,448
     Communication and data processing                                                  778           659           551
     Advertising and promotion                                                          541           351           174
     FDIC insurance premiums                                                             43            73            72
     Credit and collection expenses                                                     127           127            94
     Other expenses                                                                   1,091           993           815
------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                                            10,279         9,264         8,123
------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                            7,991         6,084         4,508
Income tax provision  (Note 12)                                                       3,144         2,377         1,505
------------------------------------------------------------------------------------------------------------------------
Net income                                                                        $   4,847     $   3,707     $   3,003
------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA (Note 16)
Basic earnings per common share                                                   $    1.72     $    1.26     $    1.02
------------------------------------------------------------------------------------------------------------------------
Weighted average basic common shares outstanding (in thousands)                       2,817         2,936         2,947
------------------------------------------------------------------------------------------------------------------------
Diluted earnings per common share                                                 $    1.64     $    1.21     $    1.00
------------------------------------------------------------------------------------------------------------------------
Weighted average diluted common shares outstanding (in thousands)                     2,971         3,070         3,004
------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY                                                     Pacific Crest Capital, Inc.
--------------------------------------------------------------------------------------------------------------------------------
                                                                          RETAINED     ACCUMULATED
                                        COMMON            TREASURY        EARNINGS        OTHER         TOTAL         TOTAL
                                   ----------------  -----------------  (ACCUMULATED  COMPREHENSIVE COMPREHENSIVE SHAREHOLDERS'
(DOLLARS AND SHARES IN THOUSANDS)  SHARES    AMOUNT   SHARES   AMOUNT     DEFICIT)       INCOME        INCOME        EQUITY
--------------------------------------------------------------------------------------------------------------------------------
Balances at January 1, 1996         2,954   $27,813        -   $     -   $ (5,861)     $       -              -     $  21,952
--------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
 Net income                             -         -        -         -      3,003              -     $    3,003         3,003
 Other comprehensive income,
   net of tax: (Note 22)
   Unrealized loss on securities,       -         -        -         -          -           (257)          (257)         (257)
       available for sale
                                                                                                     -----------
     Total Comprehensive income:                                                                     $    2,746
                                                                                                     -----------
Issuance of stock under employee
   stock purchase plan (Note 13)        6        25        -         -          -              -              -            25
Purchase of treasury shares             -         -      (30)     (255)         -              -              -          (255)
--------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1996       2,960   $27,838      (30)  $  (255)  $ (2,858)     $    (257)             -     $  24,468
--------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
 Net income                             -         -        -         -      3,707              -     $    3,707         3,707
 Other comprehensive income,
   net of tax: (Note 22)
   Unrealized gain on securities,       -         -        -         -          -          1,446          1,446         1,446
       available for sale
                                                                                                     -----------
     Total Comprehensive income:                                                                     $    5,153
                                                                                                     -----------
 Issuance of common stock:
  (Note 13)
   Under employee stock purchase
    plan                                7        52        -         -          -              -              -            52
   Under non-employee directors'
    stock purchase plan                 3        39        -         -          -              -              -            39
   Under employee stock option plan     2        15        -         -          -              -              -            15
Purchase of treasury shares             -         -      (55)     (919)         -              -              -          (919)
--------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1997       2,972   $27,944      (85)  $(1,174)  $   849       $   1,189              -     $  28,808
--------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
 Net income:                            -         -        -         -     4,847               -     $    4,847         4,847
 Other comprehensive income,
   net of tax (Note 22)
   Unrealized gain on securities,       -         -        -         -         -              10             10            10
       available for sale
                                                                                                     -----------
     Total Comprehensive income:                                                                     $    4,857
                                                                                                     -----------
 Issuance of common stock:
  (Note 13)
   Under employee stock
    purchase plan                       6        63        -         -         -               -              -            63
   Under non-employee directors'
    stock purchase plan                 2        44        -         -         -               -              -            44
   Under employee stock option plan     6        36        -         -         -               -              -            36
Purchase of treasury shares             -         -     (211)   (3,531)        -               -              -        (3,531)
Cash dividends paid                     -         -        -         -      (137)              -              -          (137)
--------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1998       2,986   $28,087     (296)  $(4,705)  $ 5,559       $   1,199              -     $  30,140
--------------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES.

CONSOLIDATED STATEMENTS OF CASH FLOWS                                                          Pacific Crest Capital, Inc.
--------------------------------------------------------------------------------------------------------------------------
                                                                                           YEAR ENDED DECEMBER 31
                                                                                 -----------------------------------------
(DOLLARS IN THOUSANDS)                                                               1998          1997           1996
--------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                        $    4,847    $    3,707     $    3,003
Adjustments to reconcile net income
  to net cash provided by operating activities:
     Provision for loan loss                                                             910         1,135          1,917
     Valuation adjustment to OREO                                                         50           370            155
     Depreciation and amortization                                                       275           251            233
     Amortization of deferred loan fees                                                 (509)         (379)          (907)
     Amortization/accretion of securities                                                (23)           (5)           (37)
     Gain on sale of other real estate owned                                            (120)         (216)             -
     Gain on sale of commercial/real estate loans                                       (467)            -              -
     Gain on sale of SBA Loans                                                          (254)            -              -
     Gain on sale of investment securities                                              (252)            -           (413)
Changes in operating assets and liabilities:
     Accrued interest receivable                                                      (2,874)       (3,401)          (419)
     Prepaid expenses and other assets                                                  (683)         (706)          (520)
     Deferred income taxes                                                              (296)         (366)           863
     Accrued interest and other liabilities                                            1,266           658            275
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                              1,870         1,048          4,150
--------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Purchase of investment securities:
     Held to maturity                                                                      -       (15,000)       (57,471)
     Available for sale                                                             (282,251)     (213,510)      (106,859)
Proceeds from sales and calls of investment securities:
     Held to maturity                                                                  5,000        40,965         26,911
     Available for sale                                                              179,077        50,800         53,900
Net increase in loans                                                                (49,618)      (24,454)        (8,096)
Proceeds from sale of commercial real estate loans                                     9,929         2,884          9,032
Proceeds from sale of SBA loans                                                        2,836             -              -
Purchase of loans                                                                    (19,380)            -        (20,200)
Purchases of equipment and leasehold improvements, net                                  (539)         (315)          (222)
Proceeds from sale of other real estate owned                                          1,452         2,727          3,567
--------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                               (153,494)     (155,903)       (99,438)
--------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Net increase/(decrease) in savings accounts                                           75,756        42,466        (15,936)
Net increase in certificate of deposits                                               51,766        42,387         28,041
Net increase/(decrease) in money market checking                                       7,146        (3,377)        20,080
Net increase in reverse repurchase agreements                                          9,279        11,500         10,000
Net increase in term borrowings                                                       34,450        45,000              -
Proceeds from issuance of trust preferred securities                                       -        17,250              -
Proceeds from issuance of common stock                                                   143           106             25
Cash dividends paid                                                                     (137)            -              -
Purchase of treasury stock, at cost                                                   (3,531)         (919)          (255)
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                            174,872       154,413         41,955
--------------------------------------------------------------------------------------------------------------------------
Net increase/(decrease) in cash and cash equivalents                                  23,248          (442)       (53,333)
Cash and cash equivalents at beginning of period                                       2,392         2,834         56,167
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                        $   25,640    $    2,392     $    2,834
--------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                                                     $   28,007    $   19,068     $   13,428
     Income taxes                                                                 $    4,000    $    2,725     $      745
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Transfers of net loans to other real estate owned                                 $      206    $    1,376     $    2,836
--------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998                                    Pacific Crest Capital, Inc.
--------------------------------------------------------------------------------
1. ORGANIZATION

       Pacific Crest Capital, Inc. (the "Company"), a Delaware corporation, is incorporated as a financial services holding company and holds 100% of the stock of Pacific Crest Bank and 100% of the common stock of PCC Capital I ("PCC Capital").

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

       The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and revenues and expenses for the year. Actual results in future years could differ from those estimates by management in the current year. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation allowance for other real estate owned.

   LOAN INCOME

       Interest income includes interest on loans which is recognized as earned, and amortization of loan fees. Loan fees, net of estimated indirect costs are deferred and recognized by the interest method over the term of the loan.

   CASH EQUIVALENTS

       Cash and securities purchased under resale agreements are classified as cash equivalents and are carried at cost. The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

   SECURITIES PURCHASED UNDER RESALE AGREEMENTS

       The Company invests in securities purchased under resale agreements ("repurchase agreements") to optimize its returns on liquid assets. The Company obtains collateral for these agreements which normally consist of U.S. Government Agency securities, and U.S. government sponsored agency securities. The duration of the agreement is typically from one to 90 days, with the average transaction in repurchase agreements maturing under 30 days. Collateral for repurchase agreements are generally held by a third-party trustee for the Company.

   INVESTMENT SECURITIES

       The Company invests in U.S. government sponsored agency securities, and to a lesser extent, investment grade corporate bonds. At the date of purchase, the Company elects to segregate the security into either the held to maturity portfolio or the available for sale portfolio, depending upon management's ability and intent to hold such securities to maturity. Unrealized gains or losses on securities available for sale are reflected in accumulated other comprehensive income as a separate component of shareholders' equity, net of tax effect. Income on investments is recognized using the level yield method. Realized gains or losses on sales are recorded on a specific identification basis.

   ALLOWANCE FOR LOAN LOSSES

       The Company charges current income in amounts necessary to maintain a general allowance for loan losses deemed adequate to cover potential losses on loans. The amount of the allowance is based on management's evaluation of numerous factors including adequacy of collateral, which includes loan balance to collateral value, loan debt service coverage ratio and secondary collateral if applicable. Other factors include an evaluation of the strengths and weaknesses of the borrower's financial position, and strengths and weaknesses of the tenants in the properties. In addition, management evaluates current delinquency trends, historical Company loan loss experience, regional real estate economic conditions and overall economic trends impacting the Company's real estate lending portfolio. The combination of these factors are utilized in establishing the allowance for loan losses.

   DEPRECIATION AND AMORTIZATION

       Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives of the property. Office furniture, fixtures and equipment are generally estimated to have useful lives of between three and eight years. Leasehold improvements are amortized over either the useful life or the life of the lease, whichever is shorter.

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

   BUSINESS SEGMENTS

       The Company is organized and operated as a single reporting segment, a financial services company, principally engaged in commercial and industrial real estate and Small Business Administration lending. The Company's lending activities concentrate on marketing to and serving the needs of individuals and small to medium sized businesses located primarily in California, but also including Arizona, Oregon and Washington. The Company conducts its deposit operations through three branch offices, located in Southern California. The consolidated financial statements, as they appear in this document, represent the grouping of revenue and expense items as they are presented to executive management of the Company, for use in strategically directing the operations of the Company.

   RECLASSIFICATIONS

       Certain amounts in the prior years consolidated financial statements have been reclassified to conform to the current year presentation.

   CURRENT ACCOUNTING PRONOUNCEMENTS

       In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," effective for the fiscal years beginning after December 15, 1998. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement also requires that an entity display an amount representing total comprehensive income for the period in that financial statement. This statement also requires that an entity classify items of other comprehensive income by their nature in a financial statement. For example, other comprehensive income may include foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. This statement was adopted as of January 1, 1998 and is reflected in the Company's consolidated financial statements.

       In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for financial statements for periods beginning after December 15, 1997. This statement establishes standards for reporting information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement was adopted as of January 1, 1998 and is reflected in the Company's consolidated financial statements.

       In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires the Bank to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement allows derivatives to be designated as hedges only if certain criteria are met with the resulting gain or loss on the derivative either charged to income or reported as a part of other comprehensive income. This statement is effective for all fiscal quarters beginning after June 15, 1999. The Company does not believe that adoption of this statement will have a material impact on its operations and financial position.

       In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". This statement is effective for the first fiscal quarter beginning after December 15, 1998. This statement establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar. As the Company currently does not engage in activities related to the securitization of mortgage loans or other activities described by SFAS No 134, the Company does not believe that adoption of this statement will have a material impact on its operations and financial position.

--------------------------------------------------------------------------------
3. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

LOANS:

   The Company established the fair market value of the loan portfolio by segregating the loan portfolio into categories by utilizing selected factors (i.e., payment history, collateral values, risk classification, cash flows) and then forecasting an estimated fair market value sale price for each of the established loan categories. The estimated market value of the loan portfolio includes categories of loans the Company believes would sell at a premium between 0% and 3.0%, and categories of loans that would sell at a discount between 0% and 25%. A significant number of the Company's variable rate loans contain "floors" or minimum interest rates. The Company's variable rate loans generally reprice on a quarterly basis. Many of these same loans also contain covenants requiring penalties for early repayment. The Company believes that loans with these characteristics, as well as being well collateralized, with no history of delinquencies, would sell at a premium. On the other hand, loans on a nonaccrual basis, or loans that have been classified due to an identified weakness even though fully secured, could normally only be sold for a discount depending on the anticipated level of ultimate recovery upon liquidation of the collateral. Fair value then, is based upon the estimated sales prices of these loans.

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

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS:

   The fair value of the interest rate cap is estimated, using dealer quotes, as the amount that the Company would pay to execute a new agreement with terms identical to those remaining on the current agreement, considering current interest rates.

Because no conventional market exists for a significant portion of the Company's financial instruments, and because of the inherent imprecision of estimating fair values for financial instruments for which no conventional trading market exists, management believes that the fair market value estimates utilized under SFAS No. 107 should be viewed as only approximate values that the Company would receive if the Company's assets and liabilities were sold. The carrying amounts and estimated fair values for certain of the Company's financial instruments at December 31, 1998 and 1997 are summarized in the following table:

                                                                        DECEMBER 31, 1998             DECEMBER 31, 1997
                                                                    --------------------------------------------------------
                                                                      CARRYING     ESTIMATED       CARRYING      ESTIMATED
(DOLLARS IN THOUSANDS)                                                 AMOUNT      FAIR VALUE       AMOUNT      FAIR VALUE
----------------------------------------------------------------------------------------------------------------------------
ASSETS:
     Cash and cash equivalents                                         $  25,640     $  25,640     $    2,392    $    2,392
     Investment securities                                               321,261       321,261        222,736       222,793
     Loans, net                                                          283,462       289,525        227,033       234,429
     Accrued interest receivable                                           8,241         8,241          5,367         5,367
LIABILITIES:
     Savings accounts                                                    276,011       276,011        200,255       200,255
     Money market checking                                                23,849        23,849         16,703        16,703
     Certificates of deposit                                             182,979       182,064        131,213       128,589
     Reverse repurchase agreements                                        30,779        30,779         21,500        21,500
     Term borrowings                                                      79,450        80,542         45,000        45,507
     Trust preferred security                                             17,250        17,250         17,250        17,034
     Accrued interest payable                                              1,349         1,349            818           818
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS:
     Interest rate cap - $100 million notional amount                        761           761              -             -
----------------------------------------------------------------------------------------------------------------------------

4. INVESTMENT SECURITIES

     The Company's investment securities have been classified in the consolidated balance sheets according to management's intent and ability. The carrying amount of securities and their approximate fair values at December 31, 1998 and 1997 were as follows:

                                            DECEMBER 31, 1998                             DECEMBER 31, 1997
                              ----------------------------------------------------------------------------------------------
                                AMORTIZED    GROSS UNREALIZED    ESTIMATED     AMORTIZED    GROSS  UNREALIZED    ESTIMATED
(DOLLARS IN THOUSANDS)            COST       GAINS     LOSSES   FAIR VALUE       COST       GAINS      LOSSES   FAIR VALUE
----------------------------------------------------------------------------------------------------------------------------
U.S. Government Sponsored
Agency Securities
     Available for sale         $ 307,421    $ 2,113  $   (9)    $309,525      $ 215,710    $ 2,050    $  (22)  $ 217,738
     Held to maturity                 -          -       -            -            4,998         57       -         5,055
Corporate debt securities
     Available for sale            11,713         31       (8)     11,736              -          -         -           -
----------------------------------------------------------------------------------------------------------------------------
Total investment securities     $ 319,134    $ 2,144  $   (17)   $321,261      $ 220,708    $ 2,107    $  (22)  $ 222,793
----------------------------------------------------------------------------------------------------------------------------

     The Company's security portfolio consists of investments in U.S. government sponsored agency securities and investment grade corporate bonds. The U.S. government sponsored agency securities consist of Federal Home Loan Bank (FHLB) callable securities, Federal National Mortgage Association (FNMA) callable securities, Federal Home Loan Mortgage Corporation (FHLMC) callable securities, and Government National Mortgage Association (GNMA) mortgage backed securities. These securities have call features that allow the issuing agency to retire
(call) an individual security prior to that security's stated maturity date. This portfolio has call dates ranging between three months through four years. The Company believes that the majority of these securities will be called by the issuing agency prior to their final maturity date. The investment grade corporate bonds are variable rate instruments whose index is based upon three month LIBOR and whose rate reprices on a quarterly basis. The following table reflects the scheduled maturities in the Company's investment securities portfolio at December 31, 1998:

                                                                      DECEMBER 31, 1998
                                                  ---------------------------------------------------------
                                                                                 WEIGHTED
                                                    AMORTIZED        FAIR         AVERAGE        AVERAGE
(DOLLARS IN THOUSANDS)                                COST          VALUE          YIELD          LIFE
-----------------------------------------------------------------------------------------------------------
AVAILABLE FOR SALE
Due from one to five years                         $   10,854     $  10,892        6.00%         3.4 years
Due from five to ten years                            261,667       263,713        6.65%         8.9 years
Due after ten years                                    46,613        46,656        6.62%        12.2 years
-----------------------------------------------------------------------------------------------------------
Total investment securities                        $  319,134     $ 321,261        6.63%         9.0 years
-----------------------------------------------------------------------------------------------------------

     U.S. government sponsored agency securities carried at $118.1 million were pledged to secure borrowings aggregating $110.2 million at December 31, 1998.

--------------------------------------------------------------------------------
5. LOANS

     The Company is engaged primarily in commercial real estate term lending in the state of California. Loans are principally secured by commercial real estate and are generally contractually due over periods of up to ten years. The maximum loan to one borrower secured by improved real property cannot exceed 20% of Pacific Crest Bank's shareholder's equity at the time of funding which was $7.76 million at December 31, 1998. Pacific Crest Bank's largest loan at December 31, 1998 was $3.4 million which, at the time of funding, was in compliance with this regulation.

     Loans earned interest during the years ended December 31, 1998, 1997 and 1996 at rates ranging from 7.00% to 14.00%, 7.63% to 13.63% and 7.63% to 13.63%, respectively. The activity in the allowance for loan losses is as indicated in the table.

                                                                                       YEAR ENDED DECEMBER 31
                                                                          --------------------------------------------------
(DOLLARS IN THOUSANDS)                                                        1998              1997               1996
----------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                               $   4,100         $   3,400          $   4,500
Provision for loan losses                                                          910             1,135              1,917
Purchased loan reserve                                                               -                 -                191
Net loan recoveries/(charge-offs)                                                   14              (435)            (3,208)
----------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                     $   5,024         $   4,100          $   3,400
----------------------------------------------------------------------------------------------------------------------------

     Accounts which are deemed uncollectible by management or for which no payment has been received for five consecutive months are charged-off for the amount that is not collateralized by the estimated fair value less selling costs of the underlying real estate collateral.

     INCOME ON DELINQUENT LOANS

     It is the Company's policy to suspend the recognition of income on any loan which is 61 days or more contractually delinquent. Recognition of income is generally resumed and suspended income is recognized when the loan becomes contractually current. At December 31, 1998, the Company had no loans 61 days or more contractually delinquent. At December 31, 1997 and 1996, income recognition was suspended on loan balances of $228,000, and $1,386,000, respectively. The amounts of contractual interest, interest recognized and interest foregone on nonaccrual loans for the years ended December 31, 1998, 1997 and 1996 are as indicated in the table.

                                                                                                DECEMBER 31
                                                                          --------------------------------------------------
(DOLLARS IN THOUSANDS)                                                               1998           1997           1996
----------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans
   Contractual interest                                                           $         7     $      390     $      614
   Interest recognized                                                                      -            141             67
----------------------------------------------------------------------------------------------------------------------------
Interest foregone                                                                 $         7     $      249     $      547
----------------------------------------------------------------------------------------------------------------------------

     IMPAIRED LOANS

     The Company classifies certain loans as impaired. Impaired loans are generally measured by the Company based on the present value of expected future cash flows discounted at the loan's effective rate unless the loan is fully collateralized.

     The table below summarizes loan impairment data as of the dates indicated.

                                                                                                 YEAR ENDED DECEMBER 31
                                                                                           ---------------------------------
(DOLLARS IN THOUSANDS)                                                                          1998               1997
----------------------------------------------------------------------------------------------------------------------------
Investment in impaired loans                                                                $          -       $      1,634
Valuation reserve - impaired loans                                                                     -               (221)
Average recorded investment in impaired loans                                                         57              3,458
----------------------------------------------------------------------------------------------------------------------------

6. OTHER REAL ESTATE OWNED

     Other real estate owned is included in the consolidated financial statements at the lower of cost or fair value less estimated selling costs and the associated valuation allowance. The OREO and allowance for OREO tables reflect the balance of the Company's OREO, as well as changes in the valuation allowance for OREOs for the dates indicated.

                                                                                            DECEMBER 31
                                                                        ----------------------------------------------------
(DOLLARS IN THOUSANDS)                                                      1998               1997                1996
----------------------------------------------------------------------------------------------------------------------------
Other real estate owned                                                   $    1,041         $    2,524         $     3,559
Less valuation allowance                                                        (235)              (460)                (90)
----------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                  $      806         $    2,064         $     3,469
----------------------------------------------------------------------------------------------------------------------------
Allowance for OREO
Balance at beginning of period                                            $      460         $       90         $       888
Valuation adjustments                                                             50                370                 155
Net chargeoffs                                                                  (275)                 -                (953)
----------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                  $      235         $      460         $        90
----------------------------------------------------------------------------------------------------------------------------

7. PREMISES AND EQUIPMENT

     Premises and equipment of the Company is as indicated in the table.

                                                                            DECEMBER 31
                                                                -------------------------------------
(DOLLARS IN THOUSANDS)                                             1998                     1997
-----------------------------------------------------------------------------------------------------
Office furniture, fixtures and equipment                        $     2,080              $     1,838
Leasehold improvements                                                  593                      452
-----------------------------------------------------------------------------------------------------
                                                                      2,673                    2,290

Less accumulated depreciation
  and amortization                                                   (1,792)                  (1,673)
-----------------------------------------------------------------------------------------------------
Premises and equipment, net                                     $       881              $       617
-----------------------------------------------------------------------------------------------------

8. INTEREST-BEARING DEPOSITS

         Savings accounts have no contractual maturity and for the years 1998, 1997 and 1996 earned interest at rates ranging from 2.52% to 5.35% per annum, 2.52% to 6.03% per annum and 2.48% to 5.08%, respectively. Certificates of deposit have maturities ranging from 30 days to five years, and for the years ended December 31, 1998, 1997 and 1996 earned interest at rates ranging from 2.96% to 6.95% per annum, 2.00% to 6.95% per annum and 2.96% to 6.06% per annum, respectively. Certificates of deposit of $100,000 or more at December 31, 1998, 1997 and 1996 were approximately $38,224,000, $18,692,000, and $3,933,000, respectively. The approximate contractual maturities of certificates of deposit as of December 31, 1998 are as follows:

                                                        CERTIFICATES OF          CERTIFICATES OF              TOTAL
                                                       DEPOSIT LESS THAN         DEPOSIT OF $100,000     CERTIFICATES OF
(DOLLARS IN THOUSANDS)                                      $100,000                 OR MORE                  DEPOSIT
----------------------------------------------------------------------------------------------------------------------------
Three months or less                                             $  38,744                 $  9,907               $  48,651
Over three months through twelve months                             98,551                   26,716                 125,267
Over one year through five years                                     7,460                    1,601                   9,061
----------------------------------------------------------------------------------------------------------------------------
Total maturities                                                 $ 144,755                 $ 38,224               $ 182,979
----------------------------------------------------------------------------------------------------------------------------

9. REVERSE REPURCHASE AGREEMENTS

         The Company has short term borrowing lines with four brokers aggregating $95.0 million in availability. The repayment terms on this short-term debt range from one day to three months. The interest rate paid can vary daily, but typically approximates the federal funds rate plus 25 basis points. These borrowings are secured by pledging specific amounts of specific securities of the Company's U.S. government sponsored agency securities portfolio. The Company utilizes these borrowing lines to cover short-term financing needs for loan fundings or investment security purchases. At December 31, 1998, the Company had $30.8 million outstanding in short-term reverse repurchase agreements, which left $64.2 million in unused short-term borrowing availability against its $95.0 million short-term borrowing facilities.

         The Company also maintains a line of credit with the Federal Reserve Bank with approximately $1.3 million available for borrowing at December 31, 1998. At December 31, 1998 there were no borrowings under this line of credit. This agreement is secured by approximately $2.7 million in commercial real estate loans at December 31, 1998.

--------------------------------------------------------------------------------
10. TERM BORROWINGS

         The Company has a medium Term borrowing facility of $45.0 million through one broker dealer. This facility allows the Company to borrow for periods of up to one year. At December 31, 1998, the Company had borrowings of $24.5 million, against this line, leaving $20.5 million in unused availability. This debt is secured by pledging specific amounts of specific securities of the Company's U.S. government sponsored agency securities portfolio. Borrowings on this facility with an original maturity under 90 days are classified as Reverse Repurchase Agreements, while borrowings with an original maturity in excess of 90 days are classified as Term borrowings.

         The Company has a long term borrowing facility of $95.0 million over one year through one broker dealer. At December 31, 1998, the Company had borrowings of $55.0 million, leaving an unused credit availability borrowings of $40.0 million in this line. This debt is secured by pledging specific amounts of specific securities of the Company's U.S. government sponsored agency securities portfolio. The $55.0 million borrowed against this line has an original five year maturity with a two-year, one-time call option. The table below describes the attributes of the Company's term borrowings at December 31, 1998.

                                                                            CALL               MATURITY
(DOLLARS IN THOUSANDS)                                                      DATE                 DATE             AMOUNT
----------------------------------------------------------------------------------------------------------------------------
5.82% five-year term borrowings                                          09/25/1999           09/25/2002           $ 25,000
5.78% five-year term borrowings                                          10/08/1999           10/06/2002             10,000
5.63% five-year term borrowings                                          12/18/1999           12/18/2002             10,000
5.48% five-year term borrowings                                          01/07/2000           01/07/2003             10,000
5.64% one- year term borrowings                                               -               04/01/1999             24,450
----------------------------------------------------------------------------------------------------------------------------
Total term borrowings                                                                                              $ 79,450
----------------------------------------------------------------------------------------------------------------------------

         The contractual maturities of term borrowings at December 31, 1998 were as follows:

    YEAR      (DOLLARS IN THOUSANDS)                                                                             AMOUNT
----------------------------------------------------------------------------------------------------------------------------
    1999                                                                                                           $ 24,450
    2000                                                                                                                  -
    2001                                                                                                                  -
    2002                                                                                                             45,000
    2003                                                                                                             10,000
----------------------------------------------------------------------------------------------------------------------------
Total                                                                                                              $ 79,450
----------------------------------------------------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
12. INCOME TAXES

         The income tax provision is as indicated in the table:

(DOLLARS IN THOUSANDS)                                                             1998           1997            1996
---------------------------------------------------------------------------------------------------------------------------
Current:
    Federal                                                                         $ 2,656        $ 2,013           $ 593
    State                                                                               784            730              49
---------------------------------------------------------------------------------------------------------------------------
Current tax provision                                                                 3,440          2,743             642
---------------------------------------------------------------------------------------------------------------------------
Deferred:
    Federal                                                                            (209)          (167)            573
    State                                                                               (87)          (199)            290
---------------------------------------------------------------------------------------------------------------------------
Deferred tax (benefit) provision                                                       (296)          (366)            863
---------------------------------------------------------------------------------------------------------------------------
Income tax provision                                                                $ 3,144        $ 2,377         $ 1,505
---------------------------------------------------------------------------------------------------------------------------


         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1998 and 1997 are as indicated in the table:

(DOLLARS IN THOUSANDS)                                                                             1998            1997
----------------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
     Allowance for loan losses                                                                      $ 3,361         $ 3,036
     Other real estate owned                                                                            105             208
     Reserve, accruals and state taxes                                                                  882             514
----------------------------------------------------------------------------------------------------------------------------
Total deferred tax assets                                                                             4,348           3,758
----------------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
     Unrealized gain on securities available for sale                                                  (868)           (861)
     State taxes and other                                                                             (569)           (275)
----------------------------------------------------------------------------------------------------------------------------
Total deferred tax liabilities                                                                        (1,437)         (1,136)
----------------------------------------------------------------------------------------------------------------------------
Net deferred tax asset                                                                              $ 2,911         $ 2,622
----------------------------------------------------------------------------------------------------------------------------


         A reconciliation of the provision for income taxes for 1998, 1997 and 1996 at the federal tax rate of 35% to the effective tax rate is as indicated in the table:

                                                                                   1998            1997            1996
----------------------------------------------------------------------------------------------------------------------------
Tax based on statutory tax rate                                                      35.00%          35.00%          35.00%
State franchise tax expense,
   net of federal benefit                                                             5.76%           5.76%           6.00%
Valuation allowance                                                                  (0.63%)         (6.34%)         (2.80%)
Other, net                                                                           (0.79%)          4.65%           (4.8%)
----------------------------------------------------------------------------------------------------------------------------
Effective tax rate                                                                   39.34%          39.07%          33.40%
----------------------------------------------------------------------------------------------------------------------------

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

         The maximum number of shares of common stock to which awards may be granted under the Plan at December 31, 1998 is 348,057, of which 346,290 stock options have been issued as of December 31, 1998. The number of common shares added under the Plan on January 1, 1999 was 53,815, increasing the cumulative number of shares that may be awarded under the Plan to 401,872 after January 1, 1999. There were 6,525 common shares issued through the exercise of stock options for the year ended December 31, 1998. The stock option table is a detail summary of the activity of the stock options granted, cancelled and exercised during the years ended December 31, 1996, 1997 and 1998.

STOCK OPTIONS                                                                            PRICE           WEIGHTED AVERAGE
OUTSTANDING AT                                                         SHARES            RANGE            EXERCISE PRICE
----------------------------------------------------------------------------------------------------------------------------
December 31, 1995                                                        159,963        3.50-7.00             $5.90
     Options granted                                                      64,500        7.50-8.25              7.58
     Options cancelled                                                    (1,800)            6.00              6.00
----------------------------------------------------------------------------------------------------------------------------
December 31, 1996                                                        222,663        3.50-8.25              6.37
----------------------------------------------------------------------------------------------------------------------------
     Options granted                                                      65,577      11.38-12.50             11.99
     Options cancelled                                                      (400)            6.00              6.00
     Options exercised                                                    (2,197)            6.00              6.00
----------------------------------------------------------------------------------------------------------------------------
December 31, 1997                                                        285,643      $3.50-12.50             $7.66
----------------------------------------------------------------------------------------------------------------------------
     Options granted                                                      63,600      15.00-20.25             17.88
     Options cancelled                                                    (2,150)      7.75-18.00             12.40
     Options exercised                                                    (6,525)       6.00-7.56              6.20
----------------------------------------------------------------------------------------------------------------------------
December 31, 1998                                                        340,568      $3.50-20.25             $9.57
----------------------------------------------------------------------------------------------------------------------------

         The following table summarizes information concerning outstanding and exercisable options at December 31, 1998:

                                                   OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
----------------------------------------------------------------------------------------------------------------------------
                                                     WEIGHTED
     RANGE OF                        NUMBER      AVERAGE REMAINING    WEIGHTED AVERAGE        NUMBER     WEIGHTED AVERAGE
 ESTIMATED PRICES                  OUTSTANDING    CONTRACTUAL LIFE     EXERCISE PRICE      EXERCISABLE    EXERCISE PRICE
----------------------------------------------------------------------------------------------------------------------------
$3.50 - $5.50                            26,470       6.3 years            $4.61                 17,922        $4.61
$6.00 - $7.00                           123,397       5.2 years            $6.13                123,397        $6.13
$7.50 - $8.25                            62,674       7.1 years            $7.58                 20,649        $7.58
$11.00-$12.50                            65,277       8.1 years           $11.99                    500       $11.66
$15.00 - $20.25                          62,750       9.1 years           $17.88                 -               -
----------------------------------------------------------------------------------------------------------------------------
                                        340,568                            $9.57                162,468        $6.16
----------------------------------------------------------------------------------------------------------------------------

         The Company maintains an Employee Stock Purchase Plan which allows employees to purchase shares of the Company's common stock at the lower of fair market value at the beginning of the Plan year, or 90% of fair market value at the end of the Plan year. Employees' purchases may not exceed the lesser of $25,000 or 15% of their annual base compensation. Shares of common stock purchased under the Plan are not issuable until the end of the year. The maximum number of shares of common stock which may be issued under this plan is 33,330 shares, of which 5,608 shares, for a value of $63,090, were issued in January of 1998. The Company issued 4,132 shares of common stock (treasury shares) for a value of $65,781 on January 2, 1999 for employees participating in the Plan during the year ended December 31, 1998. There are 7,761 shares available for issuance under the plan for 1999.

         The Company maintains a Non-Employee Directors' Stock Purchase plan. This plan allows the directors to purchase the stock of the Company from proceeds of their Directors' fees. The Directors purchased 2,185 and 2,830 of common stock for a value of $ 39,572 and $39,613 during the years ended December 31, 1998, and 1997 respectively, under this plan.

         The estimated fair value of options granted during 1998 and 1997 was $6.41 and $4.17 per share, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, the Company's net income and earnings per share for the years ended December 31, 1998 , 1997 and 1996 would have been reduced to the pro forma amounts indicated in the table.

----------------------------------------------------------------------------------------------------------------------------
                                                                                                DECEMBER 31
                                                                                --------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                         1998          1997           1996
----------------------------------------------------------------------------------------------------------------------------
Net income to common shareholders
     As reported                                                                       $ 4,847       $ 3,707        $ 3,003
     Pro forma                                                                         $ 4,681       $ 3,631        $ 2,957
Diluted earnings per common share
     As reported                                                                        $ 1.64        $ 1.21         $ 1.00
     Pro forma                                                                          $ 1.58        $ 1.18         $ 0.97
Weighted average diluted common shares outstanding (in thousands)                        2,971         3,070          3,004
----------------------------------------------------------------------------------------------------------------------------
ASSUMPTIONS:
Dividend yield                                                                            3.0%          0.0%           0.0%
Expected volatility                                                                        20%           20%            25%
Risk free interest rate                                                                  5.00%         5.60%          6.25%
Expected life                                                                          7 years       7 years        7 years
----------------------------------------------------------------------------------------------------------------------------

14.  DIVIDENDS

         As a Delaware corporation, Pacific Crest Capital, Inc., ("the parent"), may pay common dividends out of surplus or, if there is no surplus, from net profits for the current and preceding fiscal year. The parent has approximately $5.6 million in cash and investments less current liabilities and short-term debt at December 31, 1998. However, these funds are also necessary to pay future operating expenses of the parent company, interest expense on the $17.25 million subordinated debentures, and possibly future capital infusions into Pacific Crest Bank. Without dividends from Pacific Crest Bank, the parent must rely solely on existing cash, investments and borrowings. The Company declared and paid a $0.05 cent per share common stock cash dividend during the fourth quarter of 1998. The dividend paid during 1998 was $137,000. The Company has declared a $0.05 cent per share common stock cash dividend for the first quarter of 1999 on February 11, 1999, payable on March 18, 1999 to holders of record on March 4, 1999. The Company anticipates that it will continue to declare and pay quarterly dividends during 1999.

         Pacific Crest Bank's ability to pay dividends to the parent is restricted by California State law which requires that retained earnings be available to pay the dividend. At December 31, 1998, Pacific Crest Bank had retained earnings of $9.2 million of which $174,000 was unrestricted and available for dividend payments. The Bank has declared a $280,000 first quarter cash dividend, payable to the Parent Company based on unrestricted capital at January 31, 1999. This dividend was declared on February 11, 1999, payable on March 18, 1999. The Bank anticipates that it will continue to declare and pay quarterly dividends to the Parent Company during 1999.


--------------------------------------------------------------------------------
15.  COMMITMENTS AND CONTINGENCIES

   LEASE COMMITMENTS

         The Company leases its office facilities. Future minimum rental payments required under operating leases that have initial and remaining noncancelable terms in excess of one year are approximately as indicated in the table as of December 31, 1998.

(DOLLARS IN THOUSANDS)
----------------------------------------------------------------------------------------------------------------------------
1999                                                                                                                $   632
2000                                                                                                                    641
2001                                                                                                                    562
2002                                                                                                                    508
2003                                                                                                                    528
Thereafter                                                                                                            2,164
----------------------------------------------------------------------------------------------------------------------------
Total Lease Commitments                                                                                             $ 5,035
----------------------------------------------------------------------------------------------------------------------------

         Certain leases contain rental escalation clauses based on increases in the Consumer Price Index and renewal options which may be exercised by the Company. Rent expense for the years ended December 31, 1998, 1997 and 1996 totaled $780,000, $773,000 and $754,000, respectively.

     UNFUNDED COMMITMENTS

         Pacific Crest Bank makes unfunded commitments with its real estate term lending activities for building improvements to property. As of December 31, 1998, Pacific Crest Bank had unfunded commitments in the real estate term loan portfolio of $4.6 million.

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

--------------------------------------------------------------------------------
16. COMPUTATION OF BOOK VALUE AND EARNINGS PER COMMON SHARE

         Book value per common share was calculated by dividing total shareholders' equity by the number of common shares less treasury shares outstanding at December 31, 1998 and December 31, 1997. The number of common shares outstanding was 2,986,264, less 295,500 of treasury shares at December 31, 1998, and 2,971,946, less 85,000 of treasury shares at December 31, 1997.

         Basic and diluted earnings per common share for the years ended December 31, 1998 and 1997, were determined by dividing net income by the weighted average common shares outstanding. For the diluted earnings per share computation, the common shares outstanding were adjusted to reflect the number of common stock equivalents outstanding based on the number of outstanding stock options issued by the Company utilizing the treasury stock method. See table below for the basic and diluted earnings per share computations:

----------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS
EXCEPT  PER SHARE DATA)                   YEAR ENDED 12/31/98          YEAR ENDED 12/31/97          YEAR ENDED 12/31/96
----------------------------------------------------------------------------------------------------------------------------
                                                             PER                         PER                           PER
                                         NET                SHARE     NET               SHARE      NET                SHARE
                                       INCOME      SHARES  AMOUNT   INCOME    SHARES   AMOUNT    INCOME     SHARES   AMOUNT
                                    ----------------------------------------------------------------------------------------
BASIC EPS
Income available to
  common stockholders                   $4,847     2,817    $ 1.72   $3,707     2,936    $ 1.26   $3,003     2,947   $ 1.02
EFFECT OF DILUTIVE SECURITIES
Stock Options                                -       154     (0.08)       -       134     (0.05)       -        57    (0.02)
DILUTED EPS
----------------------------------------------------------------------------------------------------------------------------
Income available to common
stockholders                            $4,847     2,971    $ 1.64   $3,707     3,070    $ 1.21   $3,003     3,004   $ 1.00
----------------------------------------------------------------------------------------------------------------------------

17. REGULATORY MATTERS AND RESTRICTIONS ON SHAREHOLDERS' EQUITY

         Pacific Crest Bank is subject to legal and regulatory requirements of the California Industrial Loan Law and the FDIC. These legal and regulatory requirements specify certain minimum capital ratios and place limits on the size and type of loans Pacific Crest Bank may make.

         The aggregate amount of thrift deposits outstanding is restricted under the California Industrial Loan Law. Industrial loan companies may be authorized to accept thrift deposits in amounts ranging from three to twenty times their restricted equity. Pacific Crest Bank has been authorized by the Department of Financial Institutions to accept thrift deposits of up to 18.5 times its restricted shareholders' equity.

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

         Quantitative measures established by regulation to ensure capital adequacy require Pacific Crest Bank to maintain minimum amounts and ratios as set forth in the table below of total and Tier 1 capital to risk-weighted assets of $365.2 million and $278.7 million at December 31, 1998 and 1997, respectively, and of Tier 1 capital to average quarterly assets of $571.7 million and $443.6 million at December 31, 1998 and 1997, respectively. Management believes that Pacific Crest Bank meets all capital adequacy requirements to which it is subject as of December 31, 1998.

         As of December 31, 1998 and 1997, the most recent notification from the FDIC categorized Pacific Crest Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, Pacific Crest Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

         Pacific Crest Bank's actual capital amounts and ratios are also presented in the table. No amounts were deducted from capital for interest-rate risk.











                                                                                                          TO BE WELL
                                                                                                       CAPITALIZED UNDER
                                                                               FOR CAPITAL             PROMPT CORRECTIVE
                                                        ACTUAL           ADEQUACY PURPOSES             ACTION PROVISIONS
                                               ----------------------  ---------------------------  ------------------------
(DOLLARS IN THOUSANDS)                           AMOUNT       RATIO         AMOUNT       RATIO        AMOUNT       RATIO
----------------------------------------------------------------------------------------------------------------------------
As of December 31, 1998
Total Capital (to risk weighted assets)           $ 43,525    11.92%         $ 29,213    > 8%          $ 36,517    >10%
                                                                                         -                         -
Tier 1 Capital (to risk weighted assets)          $ 38,955    10.67%         $ 14,607    > 4%          $ 21,910    > 6%
                                                                                         -                         -
Tier 1 Capital (to average quarterly assets)      $ 38,955    6.81%          $ 22,869    > 4%          $ 28,586    > 5%
                                                                                         -                         -
----------------------------------------------------------------------------------------------------------------------------
As of December 31, 1997
Total Capital (to risk weighted assets)           $ 36,900    13.27%         $ 22,296    > 8%          $ 27,870    >10%
                                                                                         -                         -
Tier 1 Capital (to risk weighted assets)          $ 33,416    12.02%         $ 11,148    > 4%          $ 16,722    > 6%
                                                                                         -                         -
Tier 1 Capital (to average quarterly assets)      $ 33,416    7.53%          $ 17,746    > 4%          $ 22,183    > 5%
                                                                                         -                         -
----------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
18. RETIREMENT SAVINGS AND SUPPLEMENTAL BENEFIT PLANS

         Employees of Pacific Crest Bank participate in the Company's 401(k) Plan (the "Retirement Plan"). The Retirement Plan covers substantially all employees. Employees may contribute up to 15% of their salary up to a maximum of $9,500 for 1996 and 1997, and $10,000 for 1998. Pacific Crest Bank matches employee contribution amounts equal to 100% of the first 6% of compensation contributed by each participant. Amounts charged to expense under the Retirement Plan for these matching contributions were $219,000, $191,000 and $167,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

         The top four executive officers of Pacific Crest Bank participated in The Company's Supplemental Executive Retirement Plan (the "Executive Retirement Plan"). This plan provides for annual retirement benefits that would be payable to the executives under the plan on their normal retirement date. The plan provides for the offset for social security benefits and matching 401(k) contributions made under the Pacific Crest Capital, Inc. Retirement Plan. Offsets for social security and 401(k) matching contributions may be substantial. Amounts charged to expense under the Executive Retirement Plan were $113,000, $102,000 and $94,000 for the years ended December 31, 1998, 1997 and
1996, respectively.

--------------------------------------------------------------------------------
19. INTEREST RATE CAP

         On June 8, 1998, the Company executed a five-year interest rate cap agreement for a notional amount of $100 million. Under the cap agreement, the Company earns income when the 90-day London Interbank Offered Rate (LIBOR) exceeds 6.70%. LIBOR closed at 5.28% on December 31, 1998. The cost of the cap was $925,000 which will be amortized over five years. The interest rate cap was purchased as a hedge instrument for the Company's deposit liabilities which reprice in one year or less. It was designed to hedge the risk that interest rates may rise, which would produce an increase in the rates paid on these deposit liabilities, resulting in an increase in interest expense and a reduction in net interest margin. The interest rate cap mitigates this risk somewhat, since it earns income for the Company if interest rates rise beyond a certain level. The interest rate cap does not expose the Company to any additional risk beyond the initial investment of $925,000. For the year ended December 31, 1998, the amount of amortized premium was $105,000, and is included in interest expense on interest-bearing deposits.

--------------------------------------------------------------------------------
20. SECONDARY MARKET LOAN SALES

         During 1998, the Company instituted a commercial real estate loan program designed to produce loan product for both the Company's portfolio and for potential sale in the secondary market. The loans originated are fixed rate loans with interest rates fixed for ten years based on a margin over the ten-year U.S. Treasury Bond. The loans were sold at a premium ranging between 3.1% and 6.1%, depending upon the characteristics of each loan. Although this program has been designed in part to produce recurring gain income for the Company, there can be no assurance that future sales will occur to produce future gain income. Actual future sales of these types of loans will be based on a variety of factors, including the total amount of net loan growth, secondary market demand for such loans, and the level of interest rate risk in the Company's financial structure. The table below contains specific information related to the loan sales:

                                                                      PRINCIPAL          NUMBER OF            PREMIUM
(DOLLARS IN THOUSANDS)    LOAN SALE DATE                            BALANCE SOLD         LOANS SOLD           ON SALE
----------------------------------------------------------------------------------------------------------------------------
June 1998                                                                    $ 7,485         7                        $ 337
October 1998                                                                   1,976         1                          130
                                                                 -----------------------------------------------------------
                                                                             $ 9,461         8                        $ 467
----------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
21. SMALL BUSINESS ADMINISTRATION (SBA) LOAN PROGRAM

         During 1997, the Company initiated a Small Business Administration
(SBA) loan program. The loans originated through this program are intended in part for retention in the portfolio and in part to generate fee income through SBA loan sales, and the related "gains on sale." These loans were sold, with the servicing rights retained, at a premium range of 5.75% to 10%. The Company calculated the servicing asset and interest only (I/O) strip related to the sale transactions, in accordance with SFAS No. 125 and other authoritative literature. The Company calculated these values using assumptions resulting in values for the servicing asset and I/O strip that were not material to the consolidated financial statements as a whole. Although this program has been designed to produce recurring gain income for the Company on a quarterly basis, there can be no assurance that future sales will occur to produce future gain income. As of December 31, 1998, the Company had loans in this category with a combined principal balance and SBA guaranteed balance of $4.8 million. The table below contains specific information related to the loan sales:

                                                                      PRINCIPAL           NUMBER OF           PREMIUM
(DOLLARS IN THOUSANDS)    LOAN SALE DATE                            BALANCE SOLD         LOANS SOLD           ON SALE
----------------------------------------------------------------------------------------------------------------------------
May 1998                                                                     $ 1,372          3                       $ 137
September 1998                                                                   513          4                          50
December 1998                                                                    697          3                          67
                                                                 -----------------------------------------------------------
                                                                             $ 2,582         10                       $ 254
----------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
22. OTHER COMPREHENSIVE INCOME

         The following table reflects the pre-tax, tax amounts and the after tax balances of the components of other comprehensive income for the years ended December 31, 1998, 1997 and 1996.

                                                                                                  YEAR ENDED
COMPREHENSIVE INCOME TAX EFFECT                                                                   DECEMBER 31
                                                                                --------------------------------------------
(DOLLARS IN THOUSANDS)                                                                   1998         1997         1996
----------------------------------------------------------------------------------------------------------------------------
Net unrealized gains/(losses) on securities                                               $ 2,127       $ 2,028      $ (475)
Tax (Expense) or benefit                                                                     (928)         (839)        218
----------------------------------------------------------------------------------------------------------------------------
Net after tax comprehensive income                                                        $ 1,199       $ 1,189      $ (257)
----------------------------------------------------------------------------------------------------------------------------


         The following table reflects the reclassification adjustments of the net unrealized gains/(losses) on securities included in other comprehensive income for the years ended December 31, 1998, 1997 and 1996.

                                                                                                   YEAR ENDED
RECLASSIFICATIONS TO COMPREHENSIVE INCOME                                                          DECEMBER 31
                                                                                --------------------------------------------
(DOLLARS IN THOUSANDS)                                                                    1998         1997        1996
----------------------------------------------------------------------------------------------------------------------------
Net Income:
     Gain on sale of securities                                                              $ 252      $     -      $  413
     Income tax expense                                                                        105            -         171
----------------------------------------------------------------------------------------------------------------------------
Net gain realized in net income                                                              $ 147      $     -      $  242
----------------------------------------------------------------------------------------------------------------------------
Other comprehensive income:
     Holding gain/(loss) arising during period                                               $ 238      $ 2,503      $ (441)
     Reclassification of gains from other comprehensive income
        to realized gains and losses                                                          (162)           -           -
     Net tax effect                                                                            (66)      (1,057)        184
----------------------------------------------------------------------------------------------------------------------------
Total impact on other comprehensive income                                                   $  10      $ 1,446      $ (257)
----------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
23. PARENT COMPANY

         The following represents the financial statements of Pacific Crest Capital, Inc. (parent company only) as of December 31, 1998 and 1997

CONDENSED BALANCE SHEETS                                                              AT OR FOR THE YEAR ENDED DECEMBER 31
---------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                                                   1998                     1997
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                                $    328                 $    458
Securities available for sale                                                              30,180                   30,037
Other assets                                                                                1,708                    1,518
Investment in Pacific Crest Bank                                                           38,955                   33,416
Investment in PCC Capital I                                                                   534                      534
---------------------------------------------------------------------------------------------------------------------------
Total assets                                                                             $ 71,705                 $ 65,963
---------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Short term borrowings                                                                    $ 24,450                 $ 20,000
Subordinated debentures                                                                    17,784                   17,784
Accrued expenses and other liabilities                                                        430                      538
Common stock                                                                               28,087                   27,944
Retained earnings                                                                           5,559                      849
Common stock in treasury, at cost                                                          (4,705)                  (1,174)
Accumulated other comprehensive income                                                        100                       22
---------------------------------------------------------------------------------------------------------------------------
Shareholders' equity                                                                       29,041                   27,641
---------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                               $ 71,705                 $ 65,963
---------------------------------------------------------------------------------------------------------------------------

CONDENSED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------------------
Net interest expense                                                                       $ (877)                  $ (194)
Income from subsidiaries                                                                    5,607                    3,984
General and administrative expenses                                                           451                      356
---------------------------------------------------------------------------------------------------------------------------
Net income before taxes                                                                     4,279                    3,434
Income tax benefit                                                                            568                      273
---------------------------------------------------------------------------------------------------------------------------
Net income                                                                                $ 4,847                  $ 3,707
---------------------------------------------------------------------------------------------------------------------------

CONDENSED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                                $ 4,847                  $ 3,707
Adjustments to reconcile income to net cash used by operating activities:
  Net change to other assets and accrued expenses                                            (432)                  (1,143)
  Equity income from subsidiaries                                                          (5,607)                  (3,984)
---------------------------------------------------------------------------------------------------------------------------
Net cash used by operating activities                                                      (1,192)                  (1,420)
---------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
   Purchase of U.S. government sponsored agency securities                                      -                  (30,037)
   Capital infusion into Pacific Crest Bank                                                     -                   (5,000)
   Capital infusion into PCC Capital I                                                          -                     (534)
---------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                           -                  (35,571)
---------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
    Proceeds from subordinated debentures                                                       -                   17,784
    Increase in short term borrowings                                                       4,450                   20,000
    Proceeds from issuance of common stock                                                    143                      106
    Purchase of treasury stock, at cost                                                    (3,531)                    (919)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                   1,062                   36,971
---------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                    (130)                     (20)
Cash and cash equivalents at beginning of period                                              458                      478
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                               $    328                 $    458
---------------------------------------------------------------------------------------------------------------------------

24.  QUARTERLY FINANCIAL DATA (UNAUDITED)
--------------------------------------------------------------------------------

Unaudited quarterly financial data for 1998 and 1997 is as follows:

                                                                                      THREE MONTHS ENDED
                                                                      ----------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                          MARCH 31      JUNE 30    SEPTEMBER 30  DECEMBER 31
--------------------------------------------------------------------------------------------------------------------------
1998:
Total interest income                                                    $ 10,587     $ 10,911     $ 11,480      $ 12,262
Total interest expense                                                      6,421        6,690        7,394         8,033
--------------------------------------------------------------------------------------------------------------------------
Net interest income                                                         4,166        4,221        4,086         4,229
Provision for loan losses                                                     200          230          240           240
--------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                         3,966        3,991        3,846         3,989
Noninterest income                                                            201        1,073          566           638
Valuation adjustment to other real estate owned                                 -           50            -             -
Other real estate owned expense                                                44          121           38             8
General and administrative expenses                                         2,257        2,688        2,321         2,752
--------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                  1,866        2,205        2,053         1,867
Income tax provision                                                          765          904          792           683
--------------------------------------------------------------------------------------------------------------------------
Net income                                                                $ 1,101      $ 1,301      $ 1,261      $  1,184
--------------------------------------------------------------------------------------------------------------------------

Basic earnings per common share                                           $  0.38      $  0.45      $  0.45      $   0.44
--------------------------------------------------------------------------------------------------------------------------

Diluted earnings per common share                                         $  0.36      $  0.43      $  0.43      $   0.42
--------------------------------------------------------------------------------------------------------------------------

                                                                                      THREE MONTHS ENDED
                                                                      ----------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                          MARCH 31      JUNE 30    SEPTEMBER 30  DECEMBER 31
--------------------------------------------------------------------------------------------------------------------------
1997:
Total interest income                                                     $ 7,677      $ 8,163      $ 8,847      $ 10,659
Total interest expense                                                      3,954        4,389        4,896         6,372
--------------------------------------------------------------------------------------------------------------------------
Net interest income                                                         3,723        3,774        3,951         4,287
Provision for loan losses                                                     230          300          280           325
--------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                         3,493        3,474        3,671         3,962
Noninterest income                                                            101          349          167           131
Valuation adjustment to other real estate owned                               130          210           30             -
Other real estate owned expense                                                14            4           31            65
General and administrative expenses                                         2,079        2,104        2,181         2,416
--------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                  1,371        1,505        1,596         1,612
Income tax provision                                                          547          599          637           594
--------------------------------------------------------------------------------------------------------------------------
Net income                                                                 $  824       $  906       $  959       $ 1,018
--------------------------------------------------------------------------------------------------------------------------

Basic earnings per common share                                            $ 0.28       $ 0.31       $ 0.33       $  0.34
--------------------------------------------------------------------------------------------------------------------------

Diluted earnings per common share                                          $ 0.27       $ 0.30       $ 0.31       $  0.33
--------------------------------------------------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
PACIFIC CREST CAPITAL, INC.

We have audited the accompanying consolidated balance sheets of Pacific Crest Capital, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pacific Crest Capital, Inc. and subsidiaries at December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

February 11, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Incorporated herein by reference is the information from the section entitled "Election of Directors" from the Company's definitive Proxy Statement, to be filed with the SEC within 120 days after December 31, 1998. Reference is also made in connection with the list of Executive Officers which is provided under Section 4(a), "Executive Officers of the Registrant".

ITEM 11. EXECUTIVE COMPENSATION.

         Incorporated herein by reference is the information from the sections entitled "Election of Directors - Compensation of Board of Directors," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" from the Company's definitive Proxy Statement, to be filed with the SEC within 120 days after December 31, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Incorporated herein by reference is the information from the section entitled "Beneficial Ownership of Principal Stockholders and Management" from the Company's definitive Proxy Statement, to be filed with the SEC within 120 days after December 31, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Incorporated herein by reference is the information from the section entitled "Certain Transactions" from the Company's definitive Proxy Statement, to be filed with the SEC within 120 days after December 31, 1998.

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

         3.        LIST OF EXHIBITS.

NUMBER                          DESCRIPTION
-------                         -----------
3(i).1   Amended and restated Certificate of Incorporation (1)
3(ii).1  Amended and restated Bylaws of Pacific Crest Capital, Inc. (1)
4.1      Subordinated Indenture dated as of September 22, 1997, by and between
         Pacific Crest Capital and Wilmington Trust Company, as indenture trustee (11)
4.2      Officers' Certificate and Company Order dated September 22, 1997 (11)
4.3      Certificate of Trust of PCC Trust I dated August 18, 1997 (11)
4.4      Trust Agreement of PCC Trust I dated as of August 18, 1997 (11)
4.5      Certificate of Amendment to Certificate of Trust of PCC Trust I dated
         August 20, 1997 (11)
4.6      Amended and Restated Trust Agreement of PCC Capital I, dated as of
         September 22, 1997 (11)
4.7      Form of Trust Preferred Certificate of PCC Capital I (included as an exhibit to exhibit 4.6) (11)
4.8      Form of Common Securities Certificate of PCC Capital I (included as an exhibit to exhibit 4.6) (11)
4.9      Guarantee Agreement dated as of September 22, 1997 (11)
4.10     Agreement as to Expenses and Liabilities (11)
10.1     Form of Indemnification Agreement (3) *
10.2     Pacific Crest Capital, Inc. 1993 Equity Incentive Plan (4) (5) *
10.3     Pacific Crest Capital, Inc. Retirement Plan and Trust (3) *
10.4     1993 Employee Stock Purchase Plan (3) (6) *
10.5     Form of Split Dollar Agreement (3) *
10.6     Pacific Crest Capital, Inc. Supplemental Executive Retirement
         Plan (3)*
10.7     Form of Distribution Agreement (1)
10.8     Form of Tax Sharing Agreement between Pacific Crest Capital, Inc. and
         The Foothill Group, Inc. (3)
10.9     Office Lease by and between Wilshire Masterpiece, Inc. and Pacific
         Crest Bank, dated October 31, 1990 (Beverly Hills Branch)(7)




10.10    Office Lease between Fifth and Beech Associates and Pacific Crest Bank
         (San Diego Branch) (7)
10.11    Shopping Center Lease dated April 18, 1978, between Frances Robert
         Sarno, as Trustees, and Le Chateau Boutiques, Inc. (Encino Branch) (7)
10.11.1  Assignment, Assumption and Consent to Assignment of Lease dated October
         16, 1980, between Pacific Crest Bank, Frances Sarno and Robert Sarno, as Trustees, and Le Chateau Boutiques, Inc. (7)
10.11.2  Exercise of Option to Renew Lease dated January 23, 1990 (7)
10.12    Lease dated April 22, 1992, between The Klussman Family Trust and
         Pacific Crest Bank (Agoura Hills office) (7)
10.14.1  Employment Agreement between the Company and Gary Wehrle (4) *
10.14.2  Employment Agreement between the Company and Barry Otelsberg (4) *
10.14.3  Employment Agreement between the Company and Lyle Lodwick (4) *
10.14.4  Employment Agreement between the Company and Robert J. Dennen (4) *
10.14.5  Employment Agreement between the Company and Gonzalo Fernandez (8) *
10.14.6  Employment Agreement between the Company and Joseph Finci (2) *
10.14.7  Employment Agreement between the Company and M. Carolyn Reinhart (2) *
10.15    1996 Non-Employee Directors' Stock Plan (9)*
21.1     Subsidiaries of the Registrant (2)
23.1     Consent of Independent Auditors (2)
25.1     Form T-1 Statement of Eligibility of Wilmington Trust Company to act as
         Trustee under the Subordinated Indenture (10)
25.2     Form T-1 Statement of Eligibility of Wilmington Trust Company to act as
         Trustee under the Amended and Restated Trust Agreement (10)
25.3     Form T-1 Statement of Eligibility of Wilmington Trust Company to act as
         Trustee under the Trust Preferred Securities Guarantee Agreements (10)
27.1     Financial Data Schedule - Fiscal Year end December 31, 1998 (2)

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

(11) Incorporated herein by reference from Registrant's Annual Report on Form 10-K dated December 31, 1997, filed March 27, 1998.

         (b)  REPORTS ON FORM 8-K

                  None.

         (c)  EXHIBITS

                  See Item 14(a)(3).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PACIFIC CREST CAPITAL, INC.

                                          BY:  /s/ GARY WEHRLE
                                             ---------------------------------
                                                   GARY WEHRLE
                                             CHAIRMAN OF THE BOARD, PRESIDENT
                                               AND CHIEF EXECUTIVE OFFICER

DATE: MARCH 23, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                                 TITLE                                            DATE
---------                                 -----                                            ----
/s/ GARY WEHRLE                           Chairman of the Board, President                 March 23, 1999
-----------------------------------       and Chief Executive Officer
Gary Wehrle                               (Principal Executive Officer)

/s/ ROBERT J. DENNEN                      Senior Vice President, Chief Financial           March 23, 1999
-----------------------------------       Officer and Secretary
Robert J. Dennen                          (Principal Financial and Accounting Officer)

/s/ RUDOLPH I. ESTRADA                    Director                                         March 23, 1999
-----------------------------------
Rudolph I. Estrada

/s/ MARTIN J. FRANK                       Director                                         March 23, 1999
-----------------------------------
Martin J. Frank

/s/ RICHARD S. ORFALEA                    Director                                         March 23, 1999
-----------------------------------
Richard S. Orfalea

/s/ STEVEN J. ORLANDO                     Director                                         March 23, 1999
-----------------------------------
Steven J. Orlando