Form 10-Q
period 1999-03-31
PACIFIC CREST CAPITAL INC
filed 1999-05-17
CIK 912048

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO _____________

COMMISSION FILE NUMBER 0-22732

                           PACIFIC CREST CAPITAL, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                       95-4437818
    -------------------------------                        -------------------
    (STATE OF OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

          30343 CANWOOD STREET
        AGOURA HILLS, CALIFORNIA                                  91301
----------------------------------------                       ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

                                 (818) 865-3300
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 NOT APPLICABLE
              ----------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.                       YES    X     NO
                                                            --------    --------

NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF MAY 13, 1998.

    TITLE OF EACH CLASS                         NUMBER OF SHARES OUTSTANDING
----------------------------                    ----------------------------
COMMON STOCK, $.01 PAR VALUE                           2,671,439

           9.375% CUMULATIVE TRUST PREFERRED SECURITIES OF PCC CAPITAL I

            GUARANTEE OF PACIFIC CREST CAPITAL, INC. WITH RESPECT TO THE 9.375% CUMULATIVE TRUST PREFERRED SECURITIES OF PCC CAPITAL I

                           PACIFIC CREST CAPITAL, INC.

                                   FORM 10-Q

                                     INDEX

                                                                                                  Page No.
Part I - FINANCIAL INFORMATION..........................................................               1

         Item 1:  Financial Statements..................................................               1

                  Consolidated Balance Sheets...........................................               1

                  Consolidated Statements of Operations.................................               2

                  Consolidated Statements of Shareholders' Equity.......................               3

                  Consolidated Statements of Cash Flows.................................               4

                  Notes to Consolidated Financial Statements............................               5

         Item 2:  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations............................................               7

Part II - OTHER INFORMATION.............................................................              18

SIGNATURES..............................................................................              19


PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                           PACIFIC CREST CAPITAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                              MARCH 31,         DECEMBER 31,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                   1999               1998
------------------------------------------------------------------------------------------------------------
ASSETS                                                                       (UNAUDITED)          (AUDITED)
Cash                                                                          $   1,765           $   3,592
Securities purchased under resale agreements                                      3,113              22,048
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                         4,878              25,640
------------------------------------------------------------------------------------------------------------
Investment securities (Note 4):
     Available for sale, at market                                              236,685             321,261
Loans
     Commercial mortgage                                                        328,033             278,614
     Residential mortgage                                                         1,056               1,194
     Commercial business/SBA/other                                                5,864               4,476
     SBA loans held for sale                                                      4,057               4,784
-----------------------------------------------------------------------------------------------------------
Total loans                                                                     339,010             289,068
Deferred loan fees                                                                  422                 582
Allowance for loan losses                                                         5,692               5,024
-----------------------------------------------------------------------------------------------------------
Net loans                                                                       332,896             283,462
Accrued interest receivable                                                       6,293               8,241
Prepaid expenses and other assets                                                 2,295               2,102
Deferred income taxes                                                             3,697               2,911
Other real estate owned                                                             510                 806
Premises and equipment                                                              919                 881
-----------------------------------------------------------------------------------------------------------
Total assets                                                                  $ 588,173           $ 645,304
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing deposits:
     Savings accounts                                                         $ 258,441           $ 276,011
     Certificates of deposit                                                    172,869             182,979
     Money market checking                                                       23,774              23,849
-----------------------------------------------------------------------------------------------------------
Total deposits                                                                  455,084             482,839
Reverse repurchase agreements                                                     6,500              30,779
Term borrowings                                                                  73,950              79,450
Company Obligated Mandatorily Redeemable Preferred Securities
   of Subsidiary Trust Holding Solely Junior Subordinated Debentures             17,250              17,250
-----------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                                              552,784             610,318
Accrued interest and other liabilities                                            5,878               4,846
-----------------------------------------------------------------------------------------------------------
Total liabilities                                                               558,662             615,164
-----------------------------------------------------------------------------------------------------------
Shareholders' equity (Notes 5 and 6):
    Preferred stock, $.01 par value, 2,000,000 shares authorized
      no shares issued or outstanding                                                 -                   -
    Common stock, $.01 par value, 10,000,000
      shares authorized, 2,986,264 shares issued
      at March 31, 1999, and December 31, 1998                                   28,026              28,087
Retained earnings                                                                 6,753               5,559
Accumulated other comprehensive income (loss)                                      (486)              1,199
Common stock in treasury, at cost, 300,988 shares
     at March 31, 1999, 295,500 shares at December 31, 1998                      (4,782)             (4,705)
Total shareholders' equity                                                       29,511              30,140
-----------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                    $ 588,173           $ 645,304
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
Book value per common share (Note 3)                                          $   10.99           $   11.20
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES.


                            PACIFIC CREST CAPITAL, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                                                             FOR THE QUARTER ENDED
                                                                                   MARCH 31,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                1999             1998
---------------------------------------------------------------------------------------------------
Interest income:
    Interest on loans, including fees                                      $ 7,505          $ 6,219
    Securities purchased under resale agreements                               211                4
    Investment securities
       Held to maturity                                                          -               95
       Available for sale                                                    4,733            4,269
---------------------------------------------------------------------------------------------------
Total interest income                                                       12,449           10,587
Interest expense:
  Interest expense on interest-bearing deposits
     Savings accounts                                                        3,107            2,572
     Certificates of deposit                                                 2,430            1,948
     Money market checking                                                     257              216
---------------------------------------------------------------------------------------------------
Total interest expense on deposits                                           5,794            4,736
     Reverse repurchase agreements                                             354              496
     Term borrowings                                                         1,094              785
     Trust preferred securities                                                405              404
---------------------------------------------------------------------------------------------------
Total interest expense                                                       7,647            6,421
---------------------------------------------------------------------------------------------------
Net interest income                                                          4,802            4,166
Provision for loan losses                                                      660              200
---------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                          4,142            3,966
NONINTEREST INCOME:
     Gain on sale of SBA Loans                                                  96                -
     Gain on sale of investment securities                                     515                -
     Loan prepayment and late fees                                              99               98
     Other noninterest income                                                  261              103
---------------------------------------------------------------------------------------------------
Total noninterest income                                                       971              201
---------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE:
       Valuation adjustments to other real estate owned                         43                -
       Other real estate owned expenses                                         18               44
       Salaries and employee benefits                                        1,740            1,357
       Net occupancy expenses                                                  442              391
       Communication and data processing                                       212              191
       Advertising and promotion                                               192               64
       FDIC insurance premiums                                                  12               10
       Credit and collection expenses                                           10               13
       Other expenses                                                          267              231
---------------------------------------------------------------------------------------------------
          Total noninterest expense                                          2,936            2,301
---------------------------------------------------------------------------------------------------
Income before income taxes                                                   2,177            1,866
Income tax provision (Note 2)                                                  849              765
---------------------------------------------------------------------------------------------------
Net income                                                                 $ 1,328          $ 1,101
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
Per share data (Note 3):
Basic earnings per common share                                            $  0.49          $  0.38
---------------------------------------------------------------------------------------------------
Weighted average basic common shares outstanding (in thousands)              2,691            2,893
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
Diluted earnings per common share                                          $  0.47          $  0.36
---------------------------------------------------------------------------------------------------
Weighted average diluted common shares outstanding (in thousands)            2,823            3,058
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES.


                           PACIFIC CREST CAPITAL, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                           ACCUMULATED
                                               COMMON            TREASURY                    OTHER           TOTAL        TOTAL
                                          ----------------   ----------------   RETAINED  COMPREHENSIVE  COMPREHENSIVE SHAREHOLDERS'
(DOLLARS AND SHARES IN THOUSANDS)         SHARES    AMOUNT   SHARES    AMOUNT   EARNINGS  INCOME (LOSS)  INCOME (LOSS)    EQUITY
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1997              2,972   $27,944      (85)  $(1,174)   $  849    $ 1,189             -         $ 28,808
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income:                                  -         -        -         -     4,847          -       $ 4,847            4,847
  Other comprehensive income, net of tax
    Unrealized gain on securities,
     available for sale                        -         -        -         -         -         10            10               10
                                                                                                         -------
        Total Comprehensive income:                                                                      $ 4,857
                                                                                                         -------
  Issuance of common stock:
    Under employee stock purchase plan         6        63        -         -         -          -                             63
    Under non-employee directors' stock
     purchase plan                             2        44        -         -         -          -                             44
    Under employee stock option plan           6        36        -         -         -          -                             36
Purchase of treasury shares                    -         -     (211)   (3,531)        -          -                         (3,531)
Cash dividends paid                            -         -        -         -      (137)         -                           (137)
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1998              2,986   $28,087     (296)  $(4,705)   $5,559    $ 1,199             -          $30,140
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss):
  Net income:                                  -         -        -         -     1,328          -       $ 1,328            1,328
  Other comprehensive income (loss),
   net of tax
    Unrealized income (loss) on securities,
     available for sale                        -         -        -         -         -     (1,685)       (1,685)          (1,685)
                                                                                                         -------
        Total Comprehensive income (loss):                                                               $  (357)
                                                                                                         -------
  Issuance of treasury shares:
    Under employee stock purchase plan         -       (12)       4        66        -           -                             54
    Under non-employee directors' stock
     purchase plan                             -         -        1        10        -           -                             10
    Under employee stock option plan           -       (49)       5        74        -           -                             25
Purchase of treasury shares                    -         -      (15)     (227)       -           -                           (227)
Cash dividends paid                            -         -        -         -      (134)         -                           (134)
------------------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 1999                 2,986   $28,026     (301)  $(4,782)   $6,753     $ (486)           -           $29,511
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES.


                            PACIFIC CREST CAPITAL, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

----------------------------------------------------------------------------------------------
                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
(DOLLARS IN THOUSANDS)                                                    1999         1998
----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                                            $  1,328     $  1,101
  Adjustments to reconcile net income
   to net cash provided by operating activities:
     Provision for loan losses                                               660          200
     Valuation adjustments to OREO                                            43            -
     Depreciation and amortization                                            77           73
     Amortization of deferred loan fees                                     (128)        (109)
     Amortization/accretion of securities                                    (19)          (1)
     Gain on sale of SBA Loans                                               (96)           -
     Gain on sale of investment securities                                  (515)           -
  Changes in operating assets and liabilities:
     Accrued interest receivable                                           1,948       (1,412)
     Prepaid expenses and other assets                                      (193)          24
     Deferred income taxes                                                   435         (147)
     Accrued interest and other liabilities                                1,032        1,355
----------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                4,572        1,084
----------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Purchase of investment securities:
     Available for sale                                                   (3,000)     (30,000)
  Proceeds from sales and calls of investment securities:
     Available for sale                                                   85,204            -
  Net increase in loans                                                  (42,234)      (4,684)
  Proceeds from sale of SBA loans                                          1,381            -
  Purchase of loans                                                       (9,017)           -
  Purchases of equipment and leasehold improvements, net                    (115)         (70)
  Proceeds from sale of other real estate owned                              253            -
----------------------------------------------------------------------------------------------
  Net cash provided by/(used in) investing activities                     32,472      (34,754)
----------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Net decrease in savings accounts                                       (17,570)      (1,384)
  Net (decrease)/increase in certificate of deposits                     (10,110)       9,470
  Net (decrease)/increase in money market checking                           (75)       1,588
  Net (decrease)/increase in reverse repurchase agreements               (24,279)      12,600
  Net (decrease)/increase in term borrowings                              (5,500)      10,000
  Proceeds from stock options exercised                                       89            -
  Proceeds from the issuance of common stock                                   -           92
  Cash dividends paid                                                       (134)           -
  Purchase of treasury stock, at cost                                       (227)           -
----------------------------------------------------------------------------------------------
  Net cash (used in)/provided by investing activities                    (57,806)      32,366
----------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                (20,762)      (1,304)
Cash and cash equivalents at beginning of period                          25,640        2,392
----------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                              $  4,878      $ 1,088
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                              $  7,803      $ 6,593
  Income taxes                                                          $      -      $   150
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES.


                           PACIFIC CREST CAPITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 1999
-------------------------------------------------------------------------------
NOTE 1.            BASIS OF PRESENTATION
-------------------------------------------------------------------------------
         The interim financial statements included herein have been prepared by Pacific Crest Capital, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Pacific Crest Capital, Inc. together with its subsidiaries is referred to as the "Company". Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's latest Annual Report. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements, and the results of its operations for the interim period ended March 31, 1999, have been included. Certain reclassifications have been made to prior year amounts to conform to the 1999 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.
-------------------------------------------------------------------------------
NOTE 2.            INCOME TAXES
-------------------------------------------------------------------------------
         For the quarters ended March 31, 1999 and 1998, the Company estimated its provision for income taxes at $849,000 or 39.0% and $765,000 or 41.0%, respectively. The difference between the Company's statutory tax rate and its effective tax rate, for the quarters ended March 31, 1999 and 1998, are due to California tax deductions (credits) generated by the Company on loans made in special tax zones within California. In addition, adjustments have been made to tax valuation reserves for the quarter ending March 31, 1999 as a result of settlements made with the IRS on prior year income tax returns.
-------------------------------------------------------------------------------
NOTE 3.            COMPUTATION OF BOOK VALUE AND EARNINGS PER COMMON SHARE
-------------------------------------------------------------------------------
         Book value per common share was calculated by dividing total shareholders' equity by the number of common shares issued, less common shares repurchased by the Company "treasury shares", at March 31, 1999 and December 31, 1998. The number of common shares used in this calculation was 2,986,264 of common shares issued less 300,988 of treasury shares resulting in 2,685,276 of common shares issued and outstanding at March 31, 1999, and 2,986,264 of common shares issued less 295,500 treasury shares resulting in 2,690,764 of common shares issued and outstanding at December 31, 1998.

         Basic and diluted earnings per common share for the quarter ended March 31, 1999 and 1998, were determined by dividing net income by the weighted average common shares outstanding. For the diluted earnings per share computation, the common shares outstanding were adjusted to reflect the number of common stock equivalents outstanding based on the number of outstanding stock options issued by the Company utilizing the treasury stock method. See table below for the diluted earnings per share computations:


(DOLLARS AND SHARES IN THOUSANDS,
EXCEPT PER SHARE DATA)                                      QUARTER ENDED 3/31/99                  QUARTER ENDED 3/31/98
-----------------------------------------------------------------------------------------------------------------------------
                                                                            PER SHARE                               PER SHARE
                                                NET INCOME     SHARES         AMOUNT      NET INCOME    SHARES        AMOUNT
-----------------------------------------------------------------------------------------------------------------------------
BASIC EPS
Income available to common stockholders          $1,328         2,691        $   0.49        $1,101      2,893       $   0.38
                                                -----------------------------------------------------------------------------
EFFECT OF DILUTIVE SECURITIES
Stock Options                                         -           132           (0.02)            -        165          (0.02)
DILUTED EPS
                                                -----------------------------------------------------------------------------
Income available to common stockholders          $1,328         2,823        $   0.47        $1,101      3,058       $   0.36
                                                -----------------------------------------------------------------------------
                                                -----------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------
NOTE 4.            INVESTMENT SECURITIES
-------------------------------------------------------------------------------
         Investment agency securities have been classified in the consolidated balance sheets according to management's intent and ability. The carrying amount of securities and their approximate fair values at March 31, 1999 were as follows:

------------------------------------------------------------------------------------------------
                                 AMORTIZED                GROSS UNREALIZED            ESTIMATED
(DOLLARS IN THOUSANDS)             COST                GAINS           LOSSES         FAIR VALUE
-------------------------------------------------------------------------------------------------
Investment securities
     Available for sale          $237,465               261             1,040           236,685
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------

         The Company's security portfolio at March 31, 1999 consists of investments in U.S. government sponsored agency securities. The U.S. government sponsored agency securities consist of Federal Home Loan Bank
(FHLB) callable securities, Federal National Mortgage Association (FNMA) callable securities, Federal Home Loan Mortgage Corporation (FHLMC) callable securities, and Government National Mortgage Association (GNMA) mortgage backed securities. These securities have call features that allow the issuing agency to retire (call) an individual security prior to that security's stated maturity date. This portfolio has call dates ranging between three months through four years. The Company believes that the majority of these securities will be called by the issuing agency prior to their final maturity date. The following table reflects the scheduled maturities in the Company's investment securities portfolio at March 31, 1999:

                                          AMORTIZED          FAIR                            AVERAGE
(DOLLARS IN THOUSANDS)                      COST            VALUE               YIELD         LIFE
-----------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES:
     Due from one to five years          $  5,000          $  5,031             6.44%       2.8 years
     Due from five to ten years           190,855           190,298             6.66%       8.8 years
     Due over ten years                    41,610            41,356             6.62%      12.1 years
                                         ------------------------------------------------------------
Total Investment securities:             $237,465          $236,685             6.64%       9.1 years
                                         ------------------------------------------------------------
                                         ------------------------------------------------------------

         U.S. government sponsored agency securities carried at $82.1 million were pledged to secure borrowings aggregating $80.4 million at March 31, 1999.
-------------------------------------------------------------------------------
NOTE 5.            CAPITAL
-------------------------------------------------------------------------------
         At March 31, 1999, 10,000,000 shares of $0.01 par value common stock were authorized of which, 2,986,264 shares were issued and 2,685,276 outstanding.

          Pacific Crest Bank is required to maintain certain minimum capital levels and must maintain certain capital ratios to be considered "well capitalized" under the prompt corrective action provisions of the FDIC Improvement Act.

          The following table sets forth Pacific Crest Bank's regulatory capital ratios at March 31, 1999, and December 31, 1998:


                                                     AT MARCH 31, 1999                       AT DECEMBER 31, 1998
REGULATORY CAPITAL RATIOS                 ------------------------------------------------------------------------------
PACIFIC CREST BANK                         Required       Actual       Excess         Required       Actual       Excess
-----------------------------------------------------  -----------  -------------   ------------  -------------  -------
Leverage capital ratio                      4.00%           6.83%          2.83%        4.00%           6.81%       2.81%
Tier I risk-based capital ratio             4.00%          10.46%          6.46%        4.00%          10.67%       6.67%
Total risk-based capital ratio              8.00%          11.71%          3.71%        8.00%          11.92%       3.92%
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------
NOTE 6.           DIVIDENDS
-------------------------------------------------------------------------------
         As a Delaware corporation, Pacific Crest Capital, Inc., ("the parent"), may pay common dividends out of surplus or, if there is no surplus, from net profits for the current and preceding fiscal year. The parent has approximately $5.8 million in cash and investments less current liabilities and short-term debt at March 31, 1999. However, these funds are also necessary to pay future operating expenses of the parent company, interest expense on the $17.25 million subordinated debentures, and possibly future capital infusions into Pacific Crest Bank. Without dividends from Pacific Crest Bank, the parent must rely solely on existing cash, investments and borrowings. The Company declared and paid a $0.05 cent per share common stock cash dividend for the first quarter of 1999. The Company anticipates that it will continue to declare and pay quarterly dividends during 1999.

         Pacific Crest Bank's ability to pay dividends to the parent is restricted by California State law which requires that retained earnings be available to pay the dividend. At March 31, 1999, Pacific Crest Bank had retained earnings of $10.5 million of which $1.5 million was unrestricted and available for dividend payments. The Bank declared and paid a $280,000 first quarter cash dividend, to the Parent Company on March 18, 1999. The Bank anticipates that it will continue to declare and pay quarterly dividends to the Parent Company during 1999.
-------------------------------------------------------------------------------
NOTE 7.            OTHER COMPREHENSIVE INCOME
-------------------------------------------------------------------------------
          The following table reflects the tax effect of other comprehensive income:

                                                      FOR THE QUARTER ENDED MARCH 31
(DOLLARS IN THOUSANDS)                                    1999               1998
------------------------------------------------------------------------------------
Other comprehensive income (loss):
Unrealized gain (loss) on U.S. agency securities        $(2,905)          $  (280)
Tax expense (benefit)                                    (1,220)             (115)
------------------------------------------------------------------------------------
Total other comprehensive income (loss), net of taxes   $(1,685)          $  (165)
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of the major factors that influenced the consolidated financial performance of the Company for the quarter ended March 31, 1999. This analysis should be read in conjunction with the Company's 1998 Annual Report on Form 10-K and with the unaudited financial statements and notes as set forth on pages 1 through 6 of this report.

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

         The following table sets forth certain selected financial data concerning the Company for the periods indicated:

-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
                                                                                    FOR THE THREE MONTHS ENDED
SELECTED FINANCIAL DATA                                           -------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                              3/31/99    12/31/98     9/30/98        6/30/98     3/31/98
-------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCE
     Average Loans                                                $ 315,498   $ 264,167    $ 230,400      $ 230,476   $ 230,479
     Average Investment Securities                                  285,243     320,632      311,378        263,990     250,763
     Average Earning Assets                                         617,191     597,675      542,745        496,927     481,503
     Average Assets                                                 626,086     603,560      550,803        506,418     491,140
     Average Deposits                                               467,770     456,129      391,301        366,195     351,178
     Average Borrowings                                             121,255     112,765      125,361        106,710     106,140
     Average Equity                                                  30,013      32,076       30,262         29,833      29,405
PERFORMANCE RATIOS
     Return on average assets (1)                                     0.85%       0.78%        0.92%          1.03%       0.90%
     Return on average common equity (1)                             18.20%      16.79%       17.63%         18.09%      15.73%
     Net interest margin (2)                                          3.16%       2.81%        2.99%          3.41%       3.51%
CAPITAL AND LEVERAGE RATIOS (3)
   Risk-based capital ratios:
     Tier one                                                        10.46%      10.67%       12.44%         12.85%      12.22%
     Total                                                           11.71%      11.92%       13.69%         14.10%      13.47%
   Leverage capital ratio (4)                                         6.83%       6.81%        7.23%          7.60%       7.45%
ASSET QUALITY RATIOS
     Allowance for loan losses to total loans                         1.68%       1.74%        2.00%          2.01%       1.83%
     Allowance for loan losses to nonaccrual loans                    2.25%           -            -              -    1889.04%
     Total nonperforming assets to total assets (5)                   0.52%       0.12%        0.17%          0.19%       0.45%
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS

NET INTEREST INCOME ANALYSIS

         The following tables, for the quarter ended March 31, 1999 and 1998, present the distribution of average assets, liabilities and stockholders' equity, the total dollar amount of interest income from average interest-earning assets, the resultant yields and the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. All average balances are daily average balances. Nonaccrual loans have been included in the table as loans, having a zero yield.

AVERAGE BALANCES, INTEREST INCOME AND EXPENSE, YIELDS AND RATES

                                                                                  Three Months Ended March 31,
                                                           ----------------------------------------------------------------------
                                                                          1999                                 1998
                                                           ----------------------------------------------------------------------
                                                                        Interest     Average                 Interest     Average
                                                           Average       Earned/      Yield/     Average     Earned/       Yield/
(DOLLARS IN THOUSANDS)                                     Balance        Paid        Rate       Balance       Paid        Rate
---------------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
  Loans (1)                                               $ 315,498      $ 7,505       9.65%    $230,479      $ 6,219      10.94%
  Repurchase agreements                                      16,450          211       5.20%         261            4       6.22%
  U.S. government agency securities
        Available for sale                                  275,267        4,580       6.66%     245,765        4,269       6.95%
        Held to maturity                                          -            -           -       4,998           95       7.60%
  Corporate debt securities
        Available for sale                                    9,976          153       6.13%           -            -           -
---------------------------------------------------------------------------------------------------------------------------------
  Total investment securities                               285,243        4,733       6.64%     250,763        4,364       6.96%
---------------------------------------------------------------------------------------------------------------------------------
  Total interest-earning assets (1)                         617,191       12,449       8.18%     481,503       10,587       8.92%
---------------------------------------------------------------------------------------------------------------------------------
  Other real estate owned                                       784                                2,042
  Other noninterest earning assets                           13,425                               11,808
  Less allowance for loan losses (1)                          5,314                                4,213
---------------------------------------------------------------------------------------------------------------------------------
  Total assets                                              626,086                              491,140
---------------------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES:
  Savings accounts                                          264,228        3,107       4.77%     198,878        2,572       5.24%
  Certificates of deposit                                   179,803        2,430       5.48%     134,664        1,948       5.87%
  Money market checking                                      23,739          257       4.39%      17,636          216       4.97%
---------------------------------------------------------------------------------------------------------------------------------
  Total interest bearing deposits                           467,770        5,794       5.02%     351,178        4,736       5.47%
---------------------------------------------------------------------------------------------------------------------------------
  Reverse repurchase agreements                              26,266          354       5.47%      34,557          496       5.82%
  Term borrowings                                            77,739        1,094       5.71%      54,333          785       5.86%
  Trust preferred securities                                 17,250          405       9.39%      17,250          404       9.37%
---------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities                        589,025        7,647       5.27%     457,318        6,421       5.69%
  Non interest-bearing liabilities                            7,048                                4,417
  Shareholders' equity                                       30,013                               29,405
---------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders
        equity                                              626,086                              491,140
---------------------------------------------------------------------------------------------------------------------------------
  Net interest income                                                    $ 4,802                              $ 4,166
  Net interest rate spread (2)                                                         2.91%                                3.23%
  Net interest-earning assets                              $ 28,166                             $ 24,185
  Net interest margin (3)                                                              3.16%                                3.51%
  Average interest-earning assets to
      average interest-bearing liabilities                                104.8%                               105.3%
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

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

                                             --------------------------------------------
                                                        For the Quarter Ended
                                                            March 31, 1999
                                             --------------------------------------------
                                                         1999 compared to 1998
                                                      Increase (decrease) due to
                                             --------------------------------------------
                                                                                   Net
(DOLLARS IN THOUSANDS)                        Volume              Rate            Change
-----------------------------------------------------------------------------------------
CHANGES IN INTEREST INCOME:
  Loans                                       $ 2,088           $  (802)          $ 1,286
  Repurchase agreements                           208                (1)              207
  U.S. government agency securities:
         Available for sale                       490              (179)              311
         Held to maturity                         (95)                -               (95)
  Corporate Bonds:
         Available for sale                       153                 -               153
-----------------------------------------------------------------------------------------
   Total change in interest income              2,844              (982)            1,862
-----------------------------------------------------------------------------------------
CHANGES IN INTEREST EXPENSE:
  Savings accounts                                785              (250)              535
  Certificates of deposit                         617              (135)              482
  Money market checking                            68               (27)               41
  Reverse repurchase agreements                  (113)              (29)             (142)
  Term borrowings                                 330               (21)              309
  Trust preferred securities                        -                 1                 1
-----------------------------------------------------------------------------------------
  Total change in interest expense              1,687              (461)            1,226
-----------------------------------------------------------------------------------------
    Changes in net interest income            $ 1,157           $  (521)          $   636
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------

DETAILED COMPARISONS OF FINANCIAL RESULTS

EARNINGS PERFORMANCE

         Net income was $1.3 million (or $0.47 per common share on a diluted basis) for the quarter ended March 31, 1999, compared to $1.1 million (or $0.36 per common share on a diluted basis) for the corresponding period in 1998. The improvement in the first quarter of 1999 over the comparable period in 1998 is primarily attributable to increases in the Company's net interest income, and noninterest income, partially offset by increases in the provision for loan losses and noninterest expense.

NET INTEREST INCOME

         Net interest income increased by $636,000 or 15.3% to $4.8 million for the quarter ended March 31, 1999 compared to the same period of 1998. The increase in net interest income during the quarter ended March 31, 1999 was primarily the result of an increase of $135.7 million in the Company's average balance of interest earning assets between the 1999 and 1998 periods.

         The Company's net interest rate spread and net interest margin, both declined in 1999 when compared to the same period in 1998. The net interest rate spread is defined as the yield on interest-earning assets less the rates paid on interest-bearing liabilities. The net interest rate spread for the quarter ended March 31, 1999 and 1998 was 2.91% and 3.23%, respectively. The decline in the spread between the 1999 and 1998 periods is the result of a decrease of 74 basis points in the yields paid on interest-earning assets between the two periods, partially offset by a decline of 42 basis points on the interest-bearing liabilities. The decline in the yield of the interest-earning asset yield is the result of the selected following items. The decline of market interest rates and the repricing of the Company's variable rate loan portfolio downward in response to overall lower market interest rates. In addition the purchase of investment securities that increased the securities portfolio, as well as the purchase of securities to replace securities being called during the second, third, and fourth quarters of 1998 were invested in U.S. Agency Securities yielding less than the securities portfolio prior to March of 1998. The loan yields on the Company's new loan originations made during 1998 and 1999 have generally been lower than the yields on loans within the portfolio made prior to the first quarter of 1998.

         The net interest margin is defined as the difference between interest income and interest expense divided by the average interest-earning assets. The net interest margin for the quarter ended March 31, 1999 and 1998, was 3.16% and 3.51%, respectively. The decline in the margin is the result of the reduced net interest rate spread.

         The following table sets forth the composition of average interest-earning and average interest-bearing liabilities by category, and by the percentage of each category to the total, for the three months ended March 31, 1999 and 1998, including the change in average balance and yield/rate between these respective periods:

                                          -------------------------------------------------------------------------------
                                                March 31, 1999            March 31, 1998         Avg. Bal. Net Change
                                          -------------------------------------------------------------------------------
                                                       %      Avg.                %      Avg.                     Yield/
                                           Average   Compo-  Yield/   Average   Compo-  Yield/                     Rate
(DOLLARS IN THOUSANDS)                     Balance   sition   Rate    Balance   sition   Rate        $        %   Change
-------------------------------------------------------------------------------------------------------------------------
INTEREST EARNING ASSETS:
  Loans                                   $ 315,498   51.1%   9.65%  $ 230,479    47.9%  10.94%  $ 85,019   3.3%   -1.29%
  Repurchase agreements                      16,450   2.65%   5.20%        261       0%   6.22%    16,189   2.6%   -1.02%
  Investment securities                     285,243   46.2%   6.64%    250,763    52.1%   6.96%    34,480  -5.9%   -0.32%
-------------------------------------------------------------------------------------------------------------------------
   Total interest earning assets            617,191  100.0%   8.18%    481,503   100.0%   8.92%   135,688          -0.74%
-------------------------------------------------------------------------------------------------------------------------
INTEREST BEARING LIABILITIES:
  Deposits                                  467,770   79.4%   5.02%    351,178    76.8%   5.47%   116,592   2.6%   -0.45%
  Borrowings                                104,005   17.7%   5.65%     88,890    19.4%   5.84%    15,115  -1.7%   -0.19%
  Trust preferred securities                 17,250    2.9%   9.39%     17,250     3.8%   9.37%         -  -0.9%    0.02%
-------------------------------------------------------------------------------------------------------------------------
  Total interest bearing liabilities      $ 589,025  100.0%   5.27%  $ 457,318   100.0%   5.69%  $131,707          -0.42%
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

TOTAL INTEREST INCOME

         Total interest income increased by $1.9 million or 17.6% to $12.5 million for the quarter ended March 31, 1999 compared to the same period of 1998. This increase was primarily due to an increase in the average balance of interest earning assets of $135.7 million for the quarter ended March 31, 1999 over the comparable period in 1998. Average interest-earning assets increased between the first quarter of 1999 and 1998 as a result of the growth in the loan portfolio and the purchase of investment securities. Partially offsetting these increases, the overall yields on the Company's interest-earning assets decreased by 74 basis points for the quarter ended March 31, 1999 from the comparable periods in 1998. This decline is due to the change in the composition of interest-earning assets which is detailed above and the reduced yields earned on commercial loans and investment securities. The primary reason for the decline in the overall loan portfolio yield is due to the continued replacement of higher yielding loans being paid off, with newly originated lower yielding loans. This reflects the increased competitive rate pressure within the lending marketplace.

         The increase in the average balances of the Company's U.S. government sponsored agency securities for the quarter ended March 31, 1999, reflects the purchase of slightly lower yielding investment securities during the second, third and fourth quarters of 1998.

TOTAL INTEREST EXPENSE

         Total interest expense for the quarter ended March 31, 1999 increased by $1.2 million or 19.1% to $7.6 million compared to the same period of 1998. The increase in interest expense resulted entirely from an increase in the average balance of interest-bearing liabilities of $131.7 million for the quarter ended March 31, 1999, as compared to the same period of 1998. The average interest-bearing liabilities rose between these respective periods primarily reflects the growth in the Company's savings and time deposit accounts during the third and fourth quarters of 1998. The rates paid on the Company's interest-bearing liabilities decreased from 5.69% to 5.27%, or 42 basis points, during the quarter ended March 31, 1999, compared to the same period in 1998. The decrease in the rates paid on the Company's interest-bearing liabilities reflects both the decline in market interest rates between these periods and the rate reduction on the Company's savings products at the beginning of the first quarter of 1999.

         The increase to the interest bearing liabilities average balances for the first quarter of 1999 as compared to 1998 reflects the aggressive growth in the Company's savings products during the third and fourth quarters of 1998. While the first quarter of 1999 reflected an overall runoff in deposit liabilities, this decline did not exceed the cumulative growth in these products during the second, third and fourth quarters of 1998.

         Interest expense on savings accounts increased $535,000 or 20.8% to $3.1 million for the quarter ending March 31, 1999 compared to the first quarter of 1998. This increase was the result of a $65.3 million or a 32.9% increase in the average balance of savings accounts. This increase was partially offset by a decline of 47 basis points in the rates paid on the Company's savings accounts.

         Interest expense on certificates of deposits increased $482,000 or 24.7% to $2.4 million for the quarter ended 1999 as compared to 1998. This increase reflects a $45.1 million or 33.5% increase in the average balances of certificates of deposits. Partially offsetting this increase was a 39 basis point decrease in the rates paid on the Company's certificates of deposits.

         Interest expense on money market checking accounts increased $41,000 or 19.0% during the first quarter of 1999 as compared to 1998. This increase reflects a $6.1 million or 34.6% increase in the average balances in the Company's money market checking accounts. Partially offsetting this increase was a 58 basis point decrease in the rates paid on the Company's money market checking.

         Interest expense on term borrowing increased $309,000 or 39.4% during the first quarter of 1999 as compared to 1998. This increase reflects a $23.4 million or 43.1% increase in the average balance of term borrowings. This was partially offset by a 15 basis point decline in the rates paid for term borrowings.

         Interest expense on reverse repurchase agreements decreased $142,000 or 28.6% during the first quarter of 1999 as compared to 1998. This decrease reflects a $8.3 million or 24.0% decrease in the average balance of reverse repurchase agreements.

PROVISION FOR LOAN LOSSES

         During the quarter ended March 31, 1999, the Company's provision for loan loss increased by $460,000 to $660,000, compared to the same period in 1998. The increase in the provision is the result of management's evaluation of current portfolio loan loss exposure. The increase to the provision for the first quarter of 1999, primarily reflects the growth in the Company's loan portfolio. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. The calculation of the adequacy of the allowance for loan losses is based on several factors, including underlying loan collateral values, delinquency trends and historical loan loss experience. The ratio of nonaccrual loans to total loans, net of deferred loan fees, was 0.75% at March 31, 1999 and 0.00% at December 31, 1998. The ratio of the allowance for loan losses to nonaccrual loans was 2.25% at March 31, 1999 and 0.00% at December 31, 1998. The allowance for loan losses as a percentage of loans stood at 1.68% at March 31, 1999, compared to 1.74% at December 31, 1998.

NONINTEREST INCOME

         Noninterest income for the quarter ended March 31, 1999 increased by $770,000 to $971,000. This increase was primarily the result of $515,000 gains on the sale of investment securities, $96,000 gains on the sale of SBA loans, and a higher loan origination income.

NONINTEREST EXPENSE

         The following table sets forth certain information with respect to the Company's noninterest expenses for the quarter ended March 31, 1999:


NONINTEREST EXPENSE ANALYSIS                                               For the Quarter Ended March 31
--------------------------------------------------------------------------------------------------------------------
                                                                  AMOUNTS                         CHANGE
(DOLLARS IN THOUSANDS)                                     1999            1998             $                %
--------------------------------------------------------------------------------------------------------------------
Valuation adjustments to other real estate owned          $   43          $    -          $   43             100.0%
Other real estate owned expense                               18              44             (26)           (144.4%)
Salaries and employee benefits                             1,740           1,357             383              22.0%
Net occupancy expenses                                       442             391              51              11.5%
Advertising and promotion                                    192              64             128              66.7%
FDIC insurance premiums                                       12              10               2              16.7%
Credit and collections expenses                               10              13              (3)            (30.0%)
Communication and information systems                        212             191              21               9.9%
Other expenses                                               267             231              36              13.5%
--------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                 $2,936          $2,301             635              21.6%
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

         Noninterest expense for the quarter ended March 31, 1999 increased $635,000, or 21.63%, over the same period in 1998. These changes are detailed on the table above and significant changes in noninterest expense are described below.

         The valuation adjustment to OREO for the first quarter ended March 31, 1999 increased by $43,000 compared to the same period in 1998. The Company recorded OREO valuation adjustment on two OREO properties in 1999, while no OREO property writedowns were necessary during the first quarter of 1998.

         Salaries and employee benefits for the quarter ended March 31, 1999, increased by $383,000, or 22.0%, as compared to the same period in 1998. The increase is partially the result of an increased to the Company's marketing and administrative bonus accrual made during the first quarter in 1999 versus 1998. In addition, the Company provided an approximate 4% salary increase to most employee base salaries in January 1999. In addition, the Company has increased its overall staffing levels between these respective periods.

         Net occupancy expense increased by $51,000 or 11.5% compared to the same period of last year. This increase reflects the opening of the Company's loan production offices in Oregon, Washington, and Arizona.

         Advertising and promotional cost increased for the quarter ended March 31, 1999 by $128,000 or 66.7% compared to the same period in 1998. This increase reflects the advertising program implemented by the Company beginning in the third quarter of 1998. The Company has implemented a commercial real estate loan advertising program that will be applied consistently throughout the remainder of 1999.

         Communication and information systems cost increased $21,000 or 9.9% as compared to the same period of last year. This increase also reflects the opening of the Company's loan production offices, in addition to installing and upgrading a portion of the Company's computer hardware and software systems.

         Other expenses increased by $36,000 or 13.5% for the quarter ended March 31, 1999 as compared to 1998. This increase reflects the additional cost associated with the higher volume in loan origination activity for the quarter ending March 31, 1999.

INCOME TAX PROVISION

         For the quarters ended March 31, 1999 and 1998, the Company estimated its provision for income taxes at $849,000 or 39.0% and $765,000 or 41.0%, respectively. The difference between the Company's statutory tax rate and its effective tax rate, for the quarters ended March 31, 1999 and 1998, was due to California tax deductions (credits) generated by the Company on loans made in special tax zones within California. In addition adjustments have been made to tax valuation reserves for the quarter ended March 31, 1999, as a result of settlements made with the IRS on prior year tax returns.

FINANCIAL CONDITION

SUMMARY OF CHANGES IN BALANCE SHEET
MARCH 31, 1999 COMPARED TO DECEMBER 31, 1998

         Total assets of the Company decreased to $588.2 million at March 31, 1999 from $645.3 million at December 31, 1998, a $57.1 million decrease. The investment securities portfolio decreased by $84.6 million through active liquidation of investment securities. Borrowings in reverse repurchase agreements were reduced by $24.3 million to $6.5 million at March 31, 1999. Additionally, the Company decreased its term borrowings by $5.5 million to $73.9 million at March 31, 1999.

         The Company increased its holdings in investment securities during the first three quarters of 1998 with the intention of liquidating a portion of these securities to fund loans as anticipated loan demand improved during 1999. In the first quarter of 1999, this began to occur as the Company was able to sell selected investment securities and use the proceeds to fund higher rate yielding loans. As of March 31, 1999, net loans, had increased by $49.4 million while investment securities had declined by $84.6 million during this same period. Investment securities liquidation, in addition to funding loan growth, was used to cover the decline in deposit runoff experienced by the Bank in the first quarter.

         Loans, net of deferred fees and the allowance for loan losses, increased by $49.4 million to $332.9 million at March 31, 1999, from $283.5 million at December 31, 1998. The Company originated and purchased $61.8 million in new real estate and business loans during the first three months ended March 31, 1999. Off-setting these originations, the Company experienced $10.9 million in loan payoffs and sold $1.3 million of SBA loans during the three months ended March 31, 1999.

ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses at March 31, 1999 increased by $668,000 from the level at December 31, 1998, and represents 1.68% of outstanding loans at March 31, 1999. The increase in the general loan loss reserve from $5.02 million at December 31, 1998 to $5.69 million at March 31, 1999 reflects a recovery of $8,000, in addition to the $660,000 in loan loss provision added to the reserve for the first quarter of 1999. The increase in the provision for loan losses directly increased the allowance for loan losses, and reflects the growth in the Company's loan portfolio. Management and the Board of Directors regularly review loan performance and the adequacy of the allowance for loan losses.

         The following table sets forth certain information with respect to the Company's allowance for loan losses and valuation adjustment to OREO as of the dates or for the periods indicated:


                                                                        AT OR FOR THE
                                                                    PERIOD ENDED MARCH 31,
ALLOWANCE FOR LOAN LOSSES                                           ----------------------
(DOLLARS IN THOUSANDS)                                                  1999      1998
------------------------------------------------------------------------------------------
Balance at beginning of period                                        $ 5,024   $ 4,100
Commercial real estate mortgages:
Chargeoffs                                                                  -         -
Recoveries                                                                  8         7
Provision for loan losses:                                                660       200
------------------------------------------------------------------------------------------
Balance at end of period:                                             $ 5,692   $ 4,307
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
Allowance for loan losses as a % of loans                                1.68%     1.83%
Net loan (recoveries)/charge-offs                                     $    (8)  $    (7)
Valuation adjustment to OREO                                               43         -
------------------------------------------------------------------------------------------
Total net loan (recoveries)/charge-offs & OREO valuation adjustment   $    35   $    (7)
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

NON-PERFORMING AND RESTRUCTURED ASSETS

         The following table sets forth loans accounted for on a nonaccrual basis, OREO and loans that were impaired due to the loans being restructured at the dates indicated:


                                                   MARCH 31,        DECEMBER 31,
(DOLLARS IN THOUSANDS)                               1999               1998
--------------------------------------------------------------------------------
Nonaccrual loans                                    $2,527           $    -
Other real estate owned                                510              806
--------------------------------------------------------------------------------
Total nonaccrual loans and OREO                     $3,037           $  806
--------------------------------------------------------------------------------
Total nonperforming assets to total assets            0.52%            0.12%
--------------------------------------------------------------------------------
Other impaired loans (restructured loans)           $    -           $    -
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


NONACCRUAL LOANS

         Nonaccrual loans are loans, not classified as "troubled debt restructurings" or OREO, and that are 60 days or more delinquent and show little or no current payment ability. These loans are supported, however, by collateral or cash flow that support the collectibility of the Company's remaining book balance, after consideration of the allowance for loan losses. The Company had four nonaccrual loans at March 31, 1999, totaling $2.53 million. Nonaccrual loan balances are net of any prior write-offs, but any specifically assigned portions of the general allowance for loan losses are not deducted from the nonaccrual loan balances above.

OTHER REAL ESTATE OWNED

         Assets classified as OREO include foreclosed real estate owned by the Company. The Company had one property in this category at March 31, 1999, totaling $510,000. The Company recorded a valuation write down of $13,000 on the OREO that it sold during the first quarter of 1999, and $30,000 on the one property remaining in this category at March 31, 1999. The Company makes valuation adjustments to its OREO, based on the most recent collateral appraisal data and other relevant information which effectively reduces the book value of such assets to the estimated fair market value less selling cost of the properties. The fair value of the real estate takes into account the real estate values net of expenses such as brokerage commission, past due property taxes, property repair expenses, and other items. The estimated sale price does not necessarily reflect the appraisal values which management believes, in some cases, may be higher than what could be realized in a sale of the OREO.

REVERSE REPURCHASE AGREEMENTS

         The Company decreased its short term borrowing at March 31, 1999 by $24.3 million to $6.5 million, from $30.8 million at December 31, 1998. The rates paid on this short term debt average 5.47% during the first quarter of 1999. The Company continued to utilize these borrowing lines to cover short term financing needs for loan originations and fundings. The Company maintains four short term borrowing lines with national brokers aggregating $95.0 million in availability. At March 31, 1999 the Company had $88.5 million in unused short term borrowing availability against these four borrowing facilities.

TERM BORROWINGS

         The Company reduced its term borrowings by $5.5 million during the first quarter of 1999. The Company has a total of $140.0 million of term borrowing lines, of which $73.9 million had been borrowed against at March 31, 1999. This debt is secured by pledging specific amounts of specific securities of the Company's U.S. government sponsored agency securities portfolio. Several of these secured borrowing have an original five year maturity with a two-year, one-time call option. The table reflects the attributes of the Company's term borrowings.


(DOLLARS IN THOUSANDS)                                     RATE       CALL DATE      MATURITY DATE      AMOUNT
----------------------------------------------------------------------------------------------------------------
5.82% five-year term borrowings                            5.82%        09/99           09/02           $ 25,000
5.78% five-year term borrowings                            5.78%        10/99           10/02             10,000
5.63% five-year term borrowings                            5.63%        12/99           12/02             10,000
5.48% five-year term borrowings                            5.48%        01/00           01/03             10,000
5.64% one-year term borrowings                             5.64%          -             04/99             18,950
----------------------------------------------------------------------------------------------------------------
Total term borrowings                                                                                   $ 73,950
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

CAPITAL RESOURCES

         The Company's objective is to maintain a strong level of capital that will support consistent and sustained asset growth, anticipated credit risks and to ensure that regulatory and industry capital guidelines and standards are maintained. Pacific Crest Bank is subject to leverage and risk-based capital adequacy standards applicable to FDIC insured institutions. At March 31, 1999, Pacific Crest Bank was in compliance with all such capital requirements.

         Shareholders' equity decreased by $629,000 to $29.5 million at March 31, 1999. This decrease reflects the following activity. Other comprehensive income net of tax decreased by $1.69 million as the investment securities portfolio was repriced downward due to an increase in market interest rates at March 31, 1999. The Company purchased 15,000 shares of common stock under its stock repurchase plan. These treasury shares cost the Company $227,000. The Company declared and paid a cash dividend of $0.05 per common share during the first quarter of 1999, totaling $134,000. Partially offsetting the decrease to capital was the recording of $1.3 million of net income for the first quarter of 1999, and the increase to capital of $89,000 for the issuance of stock to employees and directors, under the Company's employee stock purchase plan, non-employee directors' stock purchase plan and the employee's stock option plan.

         On May 11, 1999, the Company announced that the Board of Directors had declared a $0.06 per common share cash dividend for the second quarter of 1999. The dividend will be paid to shareholders of record at the close of business June 4, 1999 and is payable on June 18, 1999.

         Pacific Crest Bank is required to maintain certain minimum capital levels and must maintain certain capital ratios to be considered "well capitalized" under the prompt corrective action provisions of the FDIC Improvement Act.

         The following table sets forth Pacific Crest Bank's regulatory capital ratios at March 31, 1999, and December 31, 1998:


                                                      AT MARCH 31, 1999                       AT DECEMBER 31, 1998
REGULATORY CAPITAL RATIOS                 --------------------------------------------------------------------------------
PACIFIC CREST BANK                         Required       Actual       Excess         Required       Actual       Excess
-----------------------------------------------------  -----------  ------------    ------------   ----------   ----------
Leverage capital ratio                      4.00%           6.83%       2.83%          4.00%           6.81%       2.81%
Tier 1 risk-based capital ratio             4.00%          10.46%       6.46%          4.00%          10.67%       6.67%
Total risk-based capital ratio              8.00%          11.71%       3.71%          8.00%          11.92%       3.92%
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

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

         The Company's holdings of cash and cash equivalents during the three months ended March 31, 1999 decreased $20.7 million to $4.9 million at March 31, 1999 from $25.6 million at December 31, 1998. The decline in the Company's cash equivalents during the first quarter of 1999 was utilized in financing the Company's first quarter net loan growth, deposit liability runoff and paying down a portion of the Company's term borrowings.

         Loans, net of deferred fees and the allowance for loan losses, increased by $49.4 million to $332.9 million at March 31, 1999, from $283.5 million at December 31, 1998. The Company originated $52.8 million and purchased 9.0 million, for a total of $61.8 million in new real estate and business loans during the quarter ended March 31, 1999. Off-setting these originations, the Company experienced $10.9 million in loan payoffs and sold $1.3 million in SBA loans during the quarter ended March 31, 1999.

         The Company experienced a decline in its interest bearing deposits of $27.8 million during the first quarter of 1999. This decline was primarily the result of the Company lowering rates on its savings, money market checking, and time deposits at the beginning of January 1999. The Company lowered deposit rates by approximately 61 basis points on both its saving and money market checking accounts at that time. The Company had anticipated between a 4 and 6% runoff in deposit liability would be experienced after its deposit rate decline, as the interest sensitivity accounts would be redeemed. The Company experienced a $17.6 million deposit runoff in its saving accounts, and $10.1 million deposit runoff in its certificates of deposits.

         In order to reduce its overnight short term borrowings, the Company paid down its reverse repurchase agreements by $24.3 million and paid down its term borrowings by $5.5 million during 1999.

         The growth of the Company's loans, the decline in the Company's deposit liabilities and the payoff of the Company's short term and term borrowings were financed in part through liquidating $85.2 million in the Company's investment securities portfolio. The partial liquidation of the securities portfolio to finance the Company's net loan growth, to cover the deposit liability runoff and to pay down term borrowings were consistent with the Company's 1999 strategic operating plan.

         The liquidity of the parent company, Pacific Crest, is dependent on several factors, including the payment of cash dividends by its subsidiary, Pacific Crest Bank, or the ability to secure borrowings. Without dividends from Pacific Crest Bank, Pacific Crest must rely solely on existing cash, investments, or the ability to secure borrowings. On May 11, 1999, the Company announced that the Board of Directors had declared a $0.06 per common share cash dividend for the second quarter of 1999. The dividend will be paid to shareholders of record at the close of business June 4, 1999 and is payable on June 18, 1999. Cash plus investments less current liabilities and short-term debt totaled $5.8 million at March 31, 1999. This amount is necessary to pay future operating expenses, existing current liabilities, the interest cost associated with the subordinated debt security and for the possible infusion of capital into Pacific Crest Bank. The interest on the Junior Subordinated Debentures will be paid by Pacific Crest to the Trust, and represents the sole revenues of the Trust and the source of dividend distributions by the Trust to the holders of the Capital Trust Securities.

         Pacific Crest Bank's ability to pay dividends to Pacific Crest is restricted by California state law, which requires that sufficient retained earnings are available to pay the dividend. Pacific Crest Bank had retained earnings of $10.5 million of which $1.5 million was unrestricted and available for dividend payments at March 31, 1999. The Bank declared and paid a $280,000 first quarter 1999 cash dividend to the Parent Company on March 18, 1999. On May 11, 1999, the Bank announced that the Board of Directors had declared a $300,000 second quarter cash dividend payable to the parent Company on June 18, 1999. The Bank anticipates that it will continue to declare and pay quarterly dividends to the Parent Company during 1999.

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

         As of the date of this 10q filing, the Company has successfully completed the awareness and assessment phases of the Year 2000 plan and is currently in the remediation, testing and validation phases of the plan.
None of the Company's critical systems were programmed by internal staff; rather, they are serviced or provided by outside system vendors. The systems that were identified in the assessment phase as critical to the Company's operations are expected to be remediated, tested, and certified as compliant by the end of the second quarter of 1999.

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

         As of the date of this 10q filing, the total cost of software & hardware corrections and modifications related to the year 2000 issue, was approximately $30,000. The total cost estimated to correct the new computer software systems, or to have existing systems modified, is not expected to exceed $150,000, in total, over the second, third and fourth quarters of 1999. Although the Company does not expect any material adverse consequences to occur as a result of year 2000 issue, there can be no assurance that the Company will be able to identify all year 2000 issues, or that all contingency plans will assure uninterrupted business operations across the millennium.

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

         The table below provides information about the Company's balance sheet non-derivative financial instruments that are sensitive to changes in interest rates. For all outstanding financial instruments, the table presents the principal outstanding balance at March 31, 1999 and the weighted average interest yield/rate of the instruments by either the date the instrument can be repriced for variable rate financial instruments or the expected maturity date for fixed rate financial instruments.

                                                                                 AT MARCH 31, 1999
                                                               EXPECTED MATURITY DATES OR REPRICING DATE BY YEAR
                                          ------------------------------------------------------------------------------------------
                                                                                                                            FAIR
                                                                                                                          VALUE AT
(DOLLARS IN THOUSANDS)                            2000     2001       2002       2003       2004    THEREAFTER    TOTAL     3/31/98
------------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET FINANCIAL INSTRUMENTS:

ASSETS:

  Repurchase agreements (1)                   $ 3,113    $     -    $     -    $     -    $     -   $      -    $  3,113   $  3,113
     average yield (variable rate)              4.61%          -          -          -          -          -       4.61%

  U.S. Government sponsored agency securities
     available for sale (2)                     5,031          -          -          -          -    231,654     236,685    236,685
     average yield (fixed rate)                 6.44%          -          -          -          -      6.68%       6.67%

  Total loans gross (3)                       183,085     18,309     34,247     16,696     25,616     61,057     339,010    342,400
     average yield                             10.02%      9.90%      9.20%      8.25%      9.10%      8.40%       9.60%
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES:

  Savings accounts (1)                      $ 258,441          -          -          -          -          -    $258,441   $258,441
     average rates (variable rate)              4.70%          -          -          -          -          -       4.70%

  Money market checking (1)                    23,774          -          -          -          -          -      23,774     23,774
     average rates (variable rate)              4.38%          -          -          -          -          -       4.38%

  Certificates of deposit (4)                 169,570      1,982        512        805          -          -     172,869    172,869
     average rates (fixed rate)                 5.43%      5.83%      5.98%      5.75%          -          -       5.43%

  Reverse repurchase agreements (1)             6,500          -          -          -          -          -       6,500      6,500
     average rates (variable rate)              5.65%          -          -          -          -          -       5.65%

  Term borrowings (5)                          18,950          -     45,000     10,000          -          -      73,950     75,042
     average rates (fixed rate)                 5.64%          -      5.77%      5.48%          -          -       5.69%

  Trust preferred securities (2)                    -          -          -          -          -     17,250      17,250     17,250
     average rates (fixed rate)                     -          -          -          -          -      9.38%       9.38%
------------------------------------------------------------------------------------------------------------------------------------

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         Not applicable.

         (b)      REPORTS ON FORM 8-K:

         The Company filed no reports on Form 8-K during the quarter ended March 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PACIFIC CREST CAPITAL, INC.

Date:     May 17, 1999                           /s/ Gary Wehrle
     ---------------------------        --------------------------------------
                                                    Gary Wehrle
                                        President and Chief Executive Officer



Date:     May 17, 1999                         /s/ Robert J. Dennen
     ---------------------------        --------------------------------------
                                                 Robert J. Dennen
                                        Senior Vice President, Chief Financial
                                            Officer, Corporate Secretary