Form 10-Q
period 1999-06-30
PACIFIC CREST CAPITAL INC
filed 1999-08-05
CIK 912048

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

                                      (MARK ONE)

( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 1999

                                          or

(   )     Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

          For the transition period from ____________ to _____________

Commission file number 0-22732


                             PACIFIC CREST CAPITAL, INC.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                Delaware                                 95-4437818
-----------------------------------------    -----------------------------------
      (State of other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)

          30343 Canwood Street
        Agoura Hills, California                             91301
-----------------------------------------    -----------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---


Number of shares outstanding of each of the issuer's classes of common stock, as of August 2, 1999.

             Title of Each Class                 Number of Shares Outstanding
             -------------------                 ----------------------------
         Common Stock, $.01 par value                     2,655,774

            9.375% Cumulative Trust Preferred Securities of PCC Capital I

             Guarantee of Pacific Crest Capital, Inc. with respect to the
            9.375% Cumulative Trust Preferred Securities of PCC Capital I

                             PACIFIC CREST CAPITAL, INC.

                              JUNE 30, 1999 FORM 10-Q

                                 TABLE OF CONTENTS

                                                                        Page No.
Part I - FINANCIAL INFORMATION

          Item 1. Financial Statements

               Consolidated Balance Sheets . . . . . . . . . . . . . .     1

               Consolidated Statements of Operations . . . . . . . . .     2

               Consolidated Statements of Shareholders' Equity . . . .     3

               Consolidated Statements of Cash Flows . . . . . . . . .     4

               Notes to Consolidated Financial Statements  . . . . . .     5

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations  . . .     8

          Item 3. Quantitative and Qualitative Disclosures
                   About Market Risk . . . . . . . . . . . . . . . . .    18

Part II - OTHER INFORMATION

          Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . .    20

          Item 2. Changes in Securities. . . . . . . . . . . . . . . .    20

          Item 3. Defaults Upon Senior Securities. . . . . . . . . . .    20

          Item 4. Submission of Matters to a Vote of
                  Security Holders. . . . . . . . . . . . .. . . . . .    20

          Item 5. Other Information. . . . . . . . . . . . . . . . . .    20

          Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . .    20


                           PACIFIC CREST CAPITAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                            JUNE 30,       DECEMBER 31,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                                 1999             1998
--------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                     (UNAUDITED)        (AUDITED)
Cash                                                                                       $     7,909      $     3,592
Securities purchased under resale agreements                                                       557           22,048
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                                        8,466           25,640
------------------------------------------------------------------------------------------------------------------------
Investment securities (Note 4):
      Available for sale, at market                                                            209,063          321,261
Loans
     Commercial mortgage                                                                       350,884          278,614
     Residential mortgage                                                                          573            1,194
     Commercial business/SBA/other                                                               3,362            4,476
     SBA loans held for sale                                                                     3,204            4,784
------------------------------------------------------------------------------------------------------------------------
Total loans                                                                                    358,023          289,068
Deferred loan fees                                                                                 485              582
Allowance for loan losses                                                                        6,099            5,024
------------------------------------------------------------------------------------------------------------------------
Net loans                                                                                      351,439          283,462
Accrued interest receivable                                                                      5,489            8,241
Prepaid expenses and other assets                                                                2,119            2,102
Deferred income taxes                                                                            6,185            2,911
Other real estate owned                                                                              -              806
Premises and equipment                                                                             992              881
------------------------------------------------------------------------------------------------------------------------
Total assets                                                                               $   583,753      $   645,304
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing deposits:
     Savings accounts                                                                      $   248,433      $   276,011
     Certificates of deposit                                                                   203,704          182,979
     Money market checking                                                                      21,895           23,849
------------------------------------------------------------------------------------------------------------------------
Total deposits                                                                                 474,032          482,839
Reverse repurchase agreements                                                                    5,500           30,779
Term borrowings                                                                                 55,000           79,450
Company Obligated Mandatorily Redeemable Preferred Securities
   of Subsidiary Trust Holding Solely Junior Subordinated Debentures                            17,250           17,250
------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                                                             551,782          610,318
Accrued interest and other liabilities                                                           5,323            4,846
------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                              557,105          615,164
------------------------------------------------------------------------------------------------------------------------
Shareholders' equity (Notes 5 and 6):
    Preferred stock, $.01 par value, 2,000,000 shares authorized
      no shares issued or outstanding                                                                -                -
    Common stock, $.01 par value, 10,000,000
      shares authorized, 2,986,264 shares issued
      at June 30, 1999, and December 31, 1998                                                   27,916           28,087
Retained earnings                                                                                7,800            5,559
Accumulated other comprehensive income (loss)                                                   (3,886)           1,199
Common stock in treasury, at cost, 330,490 shares
     at June 30, 1999, 295,500 shares at December 31, 1998                                      (5,182)          (4,705)
Total shareholders' equity                                                                      26,648           30,140
------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                                 $   583,753      $   645,304
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
Book value per common share (Note 3)                                                       $     10.03      $     11.20
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES.

                      PACIFIC CREST CAPITAL, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                                                                 FOR THE                       FOR THE
                                                                              QUARTER ENDED               SIX MONTHS ENDED
                                                                                 JUNE 30,                     JUNE 30,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                               1999         1998            1999           1998
-------------------------------------------------------------------------------------------------------------------------------
Interest income:
    Interest on loans, including fees                                    $   8,209     $   6,308       $  15,714     $  12,528
    Securities purchased under resale agreements                               128            34             339            37
    Investment securities
       Held to maturity                                                          -            95               -           190
       Available for sale                                                    3,472         4,474           8,205         8,742
-------------------------------------------------------------------------------------------------------------------------------
Total interest income                                                       11,809        10,911          24,258        21,497
Interest expense:
  Interest expense on interest-bearing deposits
     Savings accounts                                                        3,001         2,562           6,108         5,134
     Certificates of deposit                                                 2,416         2,212           4,846         4,160
     Money market checking                                                     249           224             506           440
-------------------------------------------------------------------------------------------------------------------------------
Total interest expense on deposits                                           5,666         4,998          11,460         9,734
     Reverse repurchase agreements                                             120           253             474           749
     Term borrowings                                                           856         1,035           1,950         1,820
     Trust preferred securities                                                404           404             809           808
-------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                       7,046         6,690          14,693        13,111
-------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                          4,763         4,221           9,565         8,386
Provision for loan losses                                                      395           230           1,055           430
-------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                          4,368         3,991           8,510         7,956
NONINTEREST INCOME:
       Gain on sale of other real estate owned                                  25            83              25            83
       Gain on sale of commercial real estate loans                              -           332               -           332
       Gain on sale of SBA Loans                                                79           137             175           137
       Gain on sale of investment securities                                    71             -             586             -
       Loan prepayment and late fee income                                     269           407             368           508
       Other noninterest income                                                215           114             476           214
-------------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                                       659         1,073           1,630         1,274
-------------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE:
       Valuation adjustments to other real estate owned                          -            50              43            50
       Other real estate owned expenses                                         17           121              35           165
       Salaries and employee benefits                                        1,734         1,581           3,474         2,938
       Net occupancy expenses                                                  430           419             872           810
       Communication and data processing                                       223           188             435           379
       Advertising and promotion                                               215           115             407           179
       FDIC insurance premiums                                                  14            11              26            21
       Credit and collection expenses                                           26            75              36            88
       Other expenses                                                          362           299             629           530
-------------------------------------------------------------------------------------------------------------------------------
          Total noninterest expense                                          3,021         2,859           5,957         5,160
-------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                   2,006         2,205           4,183         4,070
Income tax provision (Note 2)                                                  799           904           1,648         1,669
-------------------------------------------------------------------------------------------------------------------------------
Net income                                                               $   1,207     $   1,301       $   2,535     $   2,401
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
Per share data (Note 3):
Basic earnings per common share                                          $    0.45     $    0.45       $    0.94     $    0.83
-------------------------------------------------------------------------------------------------------------------------------
Weighted average basic common shares outstanding (in thousands)              2,669         2,874           2,680         2,884
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per common share                                        $    0.43     $    0.43       $    0.90     $    0.79
-------------------------------------------------------------------------------------------------------------------------------
Weighted average diluted common shares outstanding (in thousands)            2,786         3,042           2,800         3,050
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES.

                           PACIFIC CREST CAPITAL, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                       COMMON              TREASURY
                                                 ---------------------------------------     RETAINED
(DOLLARS AND SHARES IN THOUSANDS)                 SHARES      AMOUNT     SHARES    AMOUNT    EARNINGS
---------------------------------------------------------------------------------------------------------
Balances at December 31, 1997                        2,972   $ 27,944      (85)   $ (1,174)    $   849
---------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income:                                            -          -        -           -       4,847
  Other comprehensive income,
     net of tax
     Unrealized gain on securities,
             available for sale                          -          -        -           -           -

          Total Comprehensive income:

  Issuance of common stock:
       Under employee stock purchase
         plan                                            6         63        -           -           -
       Under non-employee directors' stock
         purchase plan                                   2         44        -           -           -
       Under employee stock option plan                  6         36        -           -           -
Purchase of treasury shares                              -          -     (211)     (3,531)          -
Cash dividends paid                                      -          -       -            -        (137)
---------------------------------------------------------------------------------------------------------
Balances at December 31, 1998                        2,986   $ 28,087     (296)   $ (4,705)    $ 5,559
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
Comprehensive income (loss):
  Net income:                                            -          -        -           -       2,535
  Other comprehensive income (loss),
     net of tax
     Unrealized gain (loss) on securities,
             available for sale                          -          -        -           -           -

        Total Comprehensive income (loss):

  Issuance of treasury shares:
       Under employee stock purchase
         plan                                            -        (12)       4          66           -
       Under non-employee directors' stock
         purchase plan                                   -          -        2          27           -
       Under employee stock option plan                  -       (159)      17         263           -
Purchase of treasury shares                              -          -      (57)       (833)          -
Cash dividends paid                                      -          -        -           -        (294)
---------------------------------------------------------------------------------------------------------
Balances at June 30, 1999                            2,986   $ 27,916     (330)   $ (5,182)    $ 7,800
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------


                                                ACCUMULATED
                                                   OTHER               TOTAL                 TOTAL
                                               COMPREHENSIVE        COMPREHENSIVE        SHAREHOLDERS'
(DOLLARS AND SHARES IN THOUSANDS)              INCOME (LOSS)        INCOME (LOSS)           EQUITY
--------------------------------------------------------------------------------------------------------
Balances at December 31, 1997                      $ 1,189                  -             $ 28,808
--------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income:                                            -            $ 4,847                4,847
  Other comprehensive income,
     net of tax
     Unrealized gain on securities,
             available for sale                         10                 10                   10
                                                                 -------------
          Total Comprehensive income:                                 $ 4,857
                                                                 -------------
  Issuance of common stock:
       Under employee stock purchase
         plan                                            -                                      63
       Under non-employee directors' stock
         purchase plan                                   -                                      44
       Under employee stock option plan                  -                                      36
Purchase of treasury shares                              -                                  (3,531)
Cash dividends paid                                      -                                    (137)
--------------------------------------------------------------------------------------------------------
Balances at December 31, 1998                      $ 1,199                  -             $ 30,140
--------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
Comprehensive income (loss):
  Net income:                                            -           $   2,535                2,535
  Other comprehensive income (loss),
     net of tax
     Unrealized gain (loss) on securities,
             available for sale                     (5,085)            (5,085)              (5,085)
                                                                 -------------
        Total Comprehensive income (loss):                           $ (2,550)
                                                                 -------------
  Issuance of treasury shares:
       Under employee stock purchase
         plan                                            -                                      54
       Under non-employee directors' stock
         purchase plan                                   -                                      27
       Under employee stock option plan                  -                                     104
Purchase of treasury shares                              -                                    (833)
Cash dividends paid                                      -                                    (294)
--------------------------------------------------------------------------------------------------------
Balances at June 30, 1999                         $ (3,886)                 -             $ 26,648
--------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES.

                           PACIFIC CREST CAPITAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------------------------------------------------
                                                                                                  SIX MONTHS ENDED
                                                                                                      JUNE 30,
(DOLLARS IN THOUSANDS)                                                                         1999              1998
--------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
     Net income                                                                             $     2,535       $     2,401
     Adjustments to reconcile net income
        to net cash provided by operating activities:
          Provision for loan losses                                                               1,055               430
          Valuation adjustments to OREO                                                              43                50
          Depreciation and amortization                                                             155               140
          Amortization of deferred loan fees                                                       (137)             (300)
          Amortization/accretion of securities                                                      (26)               (1)
          Gain on sale of SBA Loans                                                                (175)             (137)
          Gain from sale of commercial real estate loans                                              -              (332)
          Gain from sale of OREO                                                                    (25)              (83)
          Gain on sale of investment securities                                                    (586)                -
      Changes in operating assets and liabilities:
          Accrued interest receivable                                                             2,752              (607)
          Prepaid expenses and other assets                                                          17            (1,034)
          Deferred income taxes                                                                     434                 5
          Accrued interest and other liabilities                                                    477               511
--------------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                                    6,519             1,043
--------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
     Purchase of investment securities:
          Available for sale                                                                    (54,360)         (110,600)
     Proceeds from sales and calls of investment securities:
          Available for sale                                                                    158,342            50,000
     Net increase in loans                                                                      (63,071)           (2,310)
     Proceeds from sale of commercial real estate loans                                               -             7,831
     Proceeds from sale of SBA loans                                                              3,368             1,509
     Purchase of loans                                                                           (9,017)                -
     Purchases of equipment and leasehold improvements, net                                        (266)             (205)
     Proceeds from sale of other real estate owned                                                  789             1,264
--------------------------------------------------------------------------------------------------------------------------
     Net cash provided by/ (used in) investing activities                                        35,785           (52,511)
--------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
     Net decrease in savings accounts                                                           (27,578)           (3,933)
     Net increase in certificate of deposits                                                     20,725            33,727
     Net (decrease)/increase in money market checking                                            (1,954)            1,883
     Net (decrease) in reverse repurchase agreements                                            (25,279)           (6,500)
     Net (decrease)/increase in term borrowings                                                 (24,450)           31,000
     Proceeds from stock options exercised                                                          104                 -
     Proceeds from employees and directors stock purchase plans                                      81                99
     Cash dividends paid                                                                           (294)                -
     Purchase of treasury stock, at cost                                                           (833)           (1,129)
--------------------------------------------------------------------------------------------------------------------------
     Net cash (used in)/ provided by investing activities                                       (59,478)           55,147
--------------------------------------------------------------------------------------------------------------------------
Net increase/(decrease) in cash and cash equivalents                                            (17,174)            3,679
Cash and cash equivalents at beginning of period                                                 25,640             2,392
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                  $     8,466       $     6,071
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                                                               $    15,048       $    12,808
     Income taxes                                                                           $     1,900       $     2,015
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
     Transfers from loans to other real estate owned                                        $         -       $       206
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES.

                             PACIFIC CREST CAPITAL, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)
                                    June 30, 1999

--------------------------------------------------------------------------------
NOTE 1.        BASIS OF PRESENTATION
--------------------------------------------------------------------------------
     The interim financial statements included herein have been prepared by Pacific Crest Capital, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Pacific Crest Capital, Inc. together with its subsidiaries is referred to as the "Company". Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's latest Annual Report. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements, and the results of its operations for the interim period ended June 30, 1999, have been included. Certain reclassifications have been made to prior year amounts to conform to the 1999 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

--------------------------------------------------------------------------------
NOTE 2.        INCOME TAXES
--------------------------------------------------------------------------------
     For the quarters ended June 30, 1999 and 1998, the Company estimated its provision for income taxes at $799,000 or 39.8% and $904,000 or 41.0% respectively. For the six months ended June 30, 1999 and 1998, the Company's provision for income taxes was $1.65 million or 39.4% and $1.67 million or 41.0%, respectively. The difference between the Company's statutory tax rate and its effective tax rate, for the quarters and six months ended June 30, 1999 and 1998, are due to California tax deductions (credits) generated by the Company on loans made in special tax zones within California. In addition, adjustments have been made to tax valuation reserves for the quarters and six months ending June 30, 1999 as a result of settlements made with the IRS on prior year income tax returns.

--------------------------------------------------------------------------------
NOTE 3.        COMPUTATION OF BOOK VALUE AND EARNINGS PER COMMON SHARE
--------------------------------------------------------------------------------
     Book value per common share was calculated by dividing total shareholders' equity by the number of common shares issued, less common shares repurchased by the Company "treasury shares", at June 30, 1999 and December 31, 1998. The number of common shares used in this calculation was 2,986,264 of common shares issued less 330,490 of treasury shares resulting in 2,655,774 of common shares issued and outstanding at June 30, 1999, and 2,986,264 of common shares issued less 295,500 treasury shares resulting in 2,690,764 of common shares issued and outstanding at December 31, 1998.
     Basic and diluted earnings per common share for the quarter and six months ended June 30, 1999 and 1998, were determined by dividing net income by the weighted average common shares outstanding. For the diluted earnings per share computation, the common shares outstanding were adjusted to reflect the number of common stock equivalents outstanding based on the number of outstanding stock options issued by the Company utilizing the treasury stock method. See table below for the diluted earnings per share computations:

(DOLLARS AND SHARES IN THOUSANDS,
EXCEPT PER SHARE DATA)                                  QUARTER ENDED 6/30/99                  QUARTER ENDED 6/30/98
----------------------------------------------------------------------------------------------------------------------------
                                                               AVERAGE      PER SHARE                 AVERAGE     PER SHARE
                                                 NET INCOME     SHARES        AMOUNT    NET INCOME     SHARES      AMOUNT
                                                ----------------------------------------------------------------------------
BASIC EPS
Income available to common stockholders          $    1,207       2,669     $   0.45    $    1,301       2,874    $   0.45
                                                -------------------------------------  -------------------------------------
EFFECT OF DILUTIVE SECURITIES
Stock Options                                             -         117        (0.02)            -         168       (0.02)
DILUTED EPS                                     -------------------------------------  -------------------------------------
Income available to common stockholders          $    1,207       2,786     $   0.43    $    1,301       3,042    $   0.43
                                                -------------------------------------  -------------------------------------
                                                -------------------------------------  -------------------------------------


                                                       SIX MONTHS ENDED 6/30/99               SIX MONTHS ENDED 6/30/98
                                                -------------------------------------  -------------------------------------
                                                               AVERAGE      PER SHARE                 AVERAGE     PER SHARE
                                                 NET INCOME     SHARES        AMOUNT    NET INCOME     SHARES      AMOUNT
                                                ----------------------------------------------------------------------------
BASIC EPS
Income available to common stockholders          $    2,535       2,680     $   0.94    $     2,401      2,884    $   0.83
                                                -------------------------------------  -------------------------------------
EFFECT OF DILUTIVE SECURITIES
Stock Options                                             -         120        (0.04)             -        166       (0.04)
DILUTED EPS                                     -------------------------------------  -------------------------------------
Income available to common stockholders          $    2,535       2,800     $   0.90    $     2,401      3,050    $   0.79
                                                -------------------------------------  -------------------------------------
                                                -------------------------------------  -------------------------------------

--------------------------------------------------------------------------------
NOTE 4.        INVESTMENT SECURITIES
--------------------------------------------------------------------------------
     Investment agency securities have been classified in the consolidated balance sheets according to management's intent and ability. The amortized cost of securities and their approximate fair values at June 30, 1999 were as follows:

----------------------------------------------------------------------------------------------------------------------------
                                                                 AMORTIZED           GROSS UNREALIZED            ESTIMATED
(DOLLARS IN THOUSANDS)                                             COST            GAINS          LOSSES        FAIR VALUE
----------------------------------------------------------------------------------------------------------------------------
Investment securities
     Available for sale                                          $ 215,762        $      19      $   6,718       $ 209,063
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

     The Company's security portfolio at June 30, 1999 consists of investments in U.S. government sponsored agency securities. The U.S. government sponsored agency securities consist of Federal Home Loan Bank
(FHLB) callable securities, Federal National Mortgage Association (FNMA) callable securities, Federal Home Loan Mortgage Corporation (FHLMC) callable securities, and Government National Mortgage Association (GNMA) mortgage backed securities. These securities have call features that allow the issuing agency to retire (call) an individual security prior to that security's stated maturity date. This portfolio has call dates ranging between three months through four years. The Company believes that the majority of these securities will be called by the issuing agency prior to their final maturity date. The following table reflects the scheduled maturities in the Company's investment securities portfolio at June 30, 1999:

                                                                                                 WEIGHTED
                                                                 AMORTIZED         FAIR           AVERAGE         AVERAGE
(DOLLARS IN THOUSANDS)                                             COST            VALUE           YIELD           LIFE
----------------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES:
     Due from one to five years                                  $  61,343       $  60,189          5.86%        3.0 Years
     Due from five to ten years                                    132,813         128,276          6.60%        8.8 Years
     Due over ten years                                             21,606          20,598          6.60%       12.4 Years
                                                                ------------------------------------------------------------
Total Investment securities:                                     $ 215,762       $ 209,063          6.39%        7.5 Years
                                                                ------------------------------------------------------------
                                                                ------------------------------------------------------------

     U.S. government sponsored agency securities carried at $70.5 million were pledged to secure borrowings aggregating $60.5 million at June 30, 1999.

--------------------------------------------------------------------------------
NOTE 5.        CAPITAL
--------------------------------------------------------------------------------
     At June 30, 1999, 10,000,000 shares of $0.01 par value common stock were authorized of which, 2,986,264 shares were issued and 2,655,774 outstanding.
     Pacific Crest Bank (the "Bank") is required to maintain certain minimum capital levels and must maintain certain capital ratios to be considered "well capitalized" under the prompt corrective action provisions of the FDIC Improvement Act ("FDICIA").
     The following table sets forth Pacific Crest Bank's regulatory capital ratios at June 30, 1999, and December 31, 1998:

REGULATORY CAPITAL RATIOS                              AT JUNE 30, 1999                       AT DECEMBER 31, 1998
                                          ----------------------------------------------------------------------------------
PACIFIC CREST BANK                         Required       Actual       Excess         Required       Actual       Excess
------------------------------------------------------ ------------- ------------    ------------ ------------- ------------
Leverage capital ratio                       4.00%         7.36%        3.36%           4.00%         6.81%        2.81%
Tier I risk-based capital ratio              4.00%        10.35%        6.35%           4.00%        10.67%        6.67%
Total risk-based capital ratio               8.00%        11.60%        3.60%           8.00%        11.92%        3.92%
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

     As of June 30, 1999, the Bank was "well capitalized" under the prompt corrective action provisions of FDICIA. To be categorized as "well capitalized," the Bank must maintain a leverage capital ratio of 5%, a Tier 1 risk-based capital ratio of 6% and a total risk-based capital ratio of 10%.

--------------------------------------------------------------------------------
NOTE 6.        DIVIDENDS
--------------------------------------------------------------------------------
     As a Delaware corporation, Pacific Crest Capital, Inc., ("the parent"), may pay common dividends out of surplus or, if there is no surplus, from net profits for the current and preceding fiscal year. The parent has approximately $5.3 million in cash and investments less current liabilities and short-term debt at June 30, 1999. These funds are necessary to pay future operating expenses of the parent company, interest expense on the $17.25 million subordinated debentures, and possibly future capital infusions into Pacific Crest Bank. Without dividends from Pacific Crest Bank, the parent must rely solely on existing cash, investments and borrowings. The Company declared and paid a $0.06 and a $0.05 cent per share common stock cash dividend for the second and first quarters of 1999, respectively. On July 30, 1999, the Company announced that the Board of Directors had declared a $0.06 per common share cash dividend for the third quarter of 1999. The dividend will be paid to shareholders of record at the close of business September 2, 1999 and is payable on September 17, 1999.
     Pacific Crest Bank's ability to pay dividends to the parent is restricted by California state law which requires that retained earnings be available to pay the dividend. At June 30, 1999, Pacific Crest Bank had retained earnings of $11.7 million of which $1.7 million was unrestricted and available for dividend payments. The Bank has declared and paid a $300,000 second quarter and a $280,000 first quarter cash dividend, to the parent during 1999. The Bank anticipates that it will continue to declare and pay quarterly dividends to the parent during 1999.

--------------------------------------------------------------------------------
NOTE 7.        OTHER COMPREHENSIVE INCOME
--------------------------------------------------------------------------------
     The following table reflects the tax effect of other comprehensive income:

                                                                                   FOR THE SIX MONTHS ENDED JUNE 30
(DOLLARS IN THOUSANDS)                                                                  1999                1998
-----------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss):
Unrealized gain (loss) on U.S. agency securities                                    $    (8,767)         $     618
Tax expense/(benefit)                                                                    (3,682)               219
-----------------------------------------------------------------------------------------------------------------------
Total other comprehensive income (loss), net of taxes                               $    (5,085)         $     399
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of the major factors that influenced the consolidated financial performance of the Company for the quarter and six months ended June 30, 1999. This analysis should be read in conjunction with the Company's 1998 Annual Report on Form 10-K and with the unaudited financial statements and notes as set forth on pages 1 through 7 of this report.
     The following discussion and analysis is intended to provide greater details of the results of operations and financial condition of the Company. The following discussion should be read in conjunction with the information in the Company's consolidated financial statements and notes thereto and other financial data included elsewhere herein. Certain statements under this caption constitute "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995, and as such, may involve risks and uncertainties. The Company's actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which the Company conducts its operations, fluctuations in interest rates, credit quality and governmental regulation.
     The following table sets forth certain selected financial data concerning the Company for the periods indicated:

----------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL DATA                                                        AT OR FOR THE THREE MONTHS ENDED
                                                               -------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                           6/30/99     3/31/99     12/31/98     9/30/98     6/30/98
----------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCE
     Average Loans                                               $ 345,237   $ 315,498    $ 264,167   $ 230,400   $ 230,476
     Average Investment Securities                                 211,991     285,243      320,632     311,378     263,990
     Average Earning Assets                                        568,254     617,191      597,675     542,745     496,927
     Average Assets                                                576,889     626,086      603,560     550,803     506,418
     Average Deposits                                              456,156     467,770      456,129     391,301     366,195
     Average Borrowings                                             86,041     121,255      112,765     125,361     106,710
     Average Equity                                                 28,730      30,013       32,076      30,262      29,833

PERFORMANCE RATIOS
     Return on average assets (1)                                    0.84%       0.85%        0.78%       0.92%       1.03%
     Return on average common equity (1)                            16.12%      18.20%       16.79%      17.63%      18.09%
     Net interest margin (2)                                         3.36%       3.16%        2.81%       2.99%       3.41%

CAPITAL AND LEVERAGE RATIOS (3)
    Risk-based capital ratios:
     Tier one                                                       10.35%      10.46%       10.67%      12.44%      12.85%
     Total                                                          11.60%      11.71%       11.92%      13.69%      14.10%
    Leverage capital ratio (4)                                       7.36%       6.83%        6.81%       7.23%       7.60%

ASSET QUALITY RATIOS
     Allowance for loan losses to total loans                        1.71%       1.68%        1.74%       2.00%       2.01%
     Allowance for loan losses to nonaccrual loans                     -       225.00%          -           -           -
     Total nonperforming assets to total assets (5)                    -         0.52%        0.12%       0.17%       0.19%
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

(1) Calculations are based upon annualized net income, excluding accumulated other comprehensive income.
(2) Net interest margin is calculated by dividing annualized net income by average earning assets.
(3)    Capital ratios of Pacific Crest Bank only.
(4) Calculations are based on average quarterly asset balances of Pacific Crest Bank.
(5) Non-performing assets include nonaccrual loans and other real estate owned ("OREO") and exclude troubled debt restructurings.

RESULTS OF OPERATIONS

NET INTEREST INCOME ANALYSIS

     The following tables, for the quarter and six months ended June 30, 1999 and 1998, present the distribution of average assets, liabilities and stockholders' equity, the total dollar amount of interest income from average interest-earning assets, the resultant yields and the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. All average balances are daily average balances. Nonaccrual loans have been included in the table as loans, having a zero yield.

AVERAGE BALANCES, INTEREST INCOME AND EXPENSE, YIELDS AND RATES


                                                                         Three Months Ended June 30,
                                                  --------------------------------------------------------------------------
                                                                  1999                                 1998
                                                  --------------------------------------------------------------------------
                                                                Interest     Average                 Interest     Average
                                                    Average      Earned/     Yield/      Average      Earned/     Yield/
(DOLLARS IN THOUSANDS)                              Balance       Paid        Rate       Balance       Paid        Rate
----------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
  Loans (1)                                        $ 345,237   $   8,209       9.54%    $ 230,476   $   6,308      10.98%
  Repurchase agreements                               11,026         128       4.66%        2,461          34       5.54%
  Investment securities
        Available for sale                           211,991       3,472       6.57%      258,991       4,474       6.91%
        Held to maturity                                   -           -           -        4,999          95       7.60%
--------------------------------------------------------------------------------------------------------------------------
  Total investment securities                        211,991       3,472       6.57%      263,990       4,569       6.94%
--------------------------------------------------------------------------------------------------------------------------
  Total interest-earning assets (1)                  568,254      11,809       8.34%      496,927      10,911       8.81%
--------------------------------------------------------------------------------------------------------------------------
  Other real estate owned                                331                                1,685
  Other noninterest earning assets                    14,228                               12,215
  Less allowance for loan losses                       5,924                                4,409
--------------------------------------------------------------------------------------------------------------------------
  Total assets                                       576,889                              506,418
--------------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES:
  Savings accounts                                   251,830       3,001       4.78%      195,253       2,562       5.26%
  Certificates of deposit                            181,520       2,416       5.34%      152,876       2,212       5.80%
  Money market checking                               22,806         249       4.38%       18,066         224       4.97%
--------------------------------------------------------------------------------------------------------------------------
  Total interest bearing deposits                    456,156       5,666       4.98%      366,195       4,998       5.47%
--------------------------------------------------------------------------------------------------------------------------
  Reverse repurchase agreements                       10,043         120       4.79%       17,603         253       5.75%
  Term borrowings                                     58,748         856       5.84%       71,857       1,035       5.78%
  Trust preferred securities                          17,250         404       9.37%       17,250         404       9.37%
--------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities                 542,197       7,046       5.21%      472,905       6,690       5.67%
  Non interest-bearing liabilities                     5,962                                3,680
  Shareholders' equity                                28,730                               29,833
--------------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders
        equity                                       576,889                              506,418
--------------------------------------------------------------------------------------------------------------------------
  Net interest income                                          $   4,763                            $   4,221
  Net interest rate spread (2)                                                 3.13%                                3.14%
  Net interest-earning assets                       $ 26,057                            $  24,022
  Net interest margin (3)                                                      3.36%                                3.41%
  Average interest-earning assets to
      average interest-bearing liabilities                        104.8%                               105.1%
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

(1)    Calculated net of deferred loan fees.
(2) Net interest rate spread represents the average yield earned on interest-earning assets, less the average rate paid on interest-bearing liabilities.
(3) Net interest margin is computed by dividing net interest income by total average earning assets.

AVERAGE BALANCES, INTEREST INCOME AND EXPENSE, YIELDS AND RATES

                                                                          Six Months Ended June 30,
                                                  --------------------------------------------------------------------------
                                                                  1999                                 1998
                                                  --------------------------------------------------------------------------
                                                                Interest     Average                 Interest     Average
                                                    Average      Earned/     Yield/      Average      Earned/     Yield/
(DOLLARS IN THOUSANDS)                              Balance       Paid        Rate       Balance       Paid        Rate
----------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
  Loans (1)                                        $ 330,450   $  15,714       9.59%    $ 230,477   $  12,528      10.96%
  Repurchase agreements                               13,723         339       4.98%        1,367          37       5.46%
U.S. government agency securities
        Available for sale                           243,454       8,052       6.61%      252,415       8,742       6.93%
        Held to maturity                                   -           -           -        4,999         190       7.60%
  Corporate debt securities
        Available for sale                             4,961         153       6.17%            -           -           -
----------------------------------------------------------------------------------------------------------------------------
  Total investment securities                        248,415       8,205       6.61%      257,414       8,932       6.94%
----------------------------------------------------------------------------------------------------------------------------
  Total interest-earning assets (1)                  592,588      24,258       8.25%      489,258      21,497       8.86%
--------------------------------------------------------------------------------------------------------------------------
  Other real estate owned                                556                                1,863
  Other noninterest earning assets                    13,829                               12,448
  Less allowance for loan losses                       5,621                                4,312
--------------------------------------------------------------------------------------------------------------------------
  Total assets                                       601,352                              499,257
--------------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES:
  Savings accounts                                   257,995       6,108       4.77%      197,055       5,134       5.25%
  Certificates of deposit                            180,666       4,846       5.41%      143,820       4,160       5.83%
  Money market checking                               23,270         506       4.39%       17,852         440       4.97%
--------------------------------------------------------------------------------------------------------------------------
  Total interest bearing deposits                    461,931      11,460       5.00%      358,727       9,734       5.47%
--------------------------------------------------------------------------------------------------------------------------
  Reverse repurchase agreements                       18,110         474       5.28%       26,033         749       5.80%
  Term borrowings                                     68,191       1,950       5.77%       63,144       1,820       5.81%
  Trust preferred securities                          17,250         809       9.38%       17,250         808       9.37%
--------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities                 565,482      14,693       5.24%      465,154      13,111       5.68%
  Non interest-bearing liabilities                     6,502                                4,483
  Shareholders' equity                                29,368                               29,620
--------------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders
        equity                                       601,352                              499,257
--------------------------------------------------------------------------------------------------------------------------
  Net interest income                                          $   9,565                            $   8,386
  Net interest rate spread (2)                                                 3.01%                                3.18%
  Net interest-earning assets                      $  27,106                            $  24,104
  Net interest margin (3)                                                      3.25%                                3.46%
  Average interest-earning assets to
      average interest-bearing liabilities                       104.79%                              105.18%
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

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

                                                ----------------------------------------------------------------------------
                                                       For the Quarter Ended                 For the Six Months Ended
                                                           June 30, 1999                          June 30, 1999
                                                ----------------------------------------------------------------------------
                                                       1999 compared to 1998                  1999 compared to 1998
                                                     Increase (decrease) due to             Increase (decrease) due to
                                                ----------------------------------------------------------------------------
                                                                             Net                                     Net
(DOLLARS IN THOUSANDS)                             Volume       Rate        Change        Volume        Rate       Change
----------------------------------------------------------------------------------------------------------------------------
CHANGES IN INTEREST INCOME:
  Loans                                          $    2,815   $    (914)  $    1,901    $    4,906   $   (1,720) $    3,186
  Repurchase agreements                                 100          (6)          94           305           (3)        302
  U.S. government agency securities:
         Available for sale                            (778)       (224)      (1,002)         (302)        (388)       (690)
         Held to maturity                                           (95)         (95)          (94)         (96)       (190)
  Corporate Bonds:
         Available for sale                               -           -            -           153            -         153
----------------------------------------------------------------------------------------------------------------------------
   Total change in interest income                    2,137      (1,239)         898         4,968       (2,207)      2,761
----------------------------------------------------------------------------------------------------------------------------
CHANGES IN INTEREST EXPENSE:
  Savings accounts                                      691        (252)         439         1,475         (500)        974
  Certificates of deposit                               391        (187)         204         1,005         (319)        686
  Money market checking                                  54         (29)          25           123          (57)         66
  Reverse repurchase agreements                         (95)        (38)        (133)         (212)         (63)       (275)
  Term borrowings                                      (191)         12         (179)          144          (14)        130
  Trust preferred securities                              -           -            -             -            1           1
----------------------------------------------------------------------------------------------------------------------------
  Total change in interest expense                      850        (494)         356         2,535         (952)      1,582
----------------------------------------------------------------------------------------------------------------------------
    Changes in net interest income               $    1,287   $    (745)  $      542    $    2,433   $   (1,255) $    1,179
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

DETAILED COMPARISONS OF FINANCIAL RESULTS

NET INCOME

     Net income was $1.2 million (or $0.43 per common share on a diluted basis) for the quarter ended June 30, 1999, compared to $1.3 million (or $0.43 per common share on a diluted basis) for the corresponding period in 1998. Pretax income for the second quarter of 1998 included a gain on the sale of commercial real estate loans of $332,000 or $196,000 on an after tax basis. There was no corresponding commercial real estate loan sale income during the second quarter of 1999.
     Net income was $2.5 million (or $.90 per common share on a diluted basis) for the six months ended June 30, 1999, compared to $2.4 million (or $0.79 per common share on a diluted basis) for the corresponding period in 1998. The improvement in the six months net income of 1999 over the comparable period in 1998 is primarily attributable to increases in the Company's net interest income, and noninterest income, partially offset by increases in the provision for loan losses and noninterest expense.

NET INTEREST INCOME

     Net interest income increased by $542,000 or 12.8% to $4.8 million for the quarter ended June 30, 1999 compared to the same period of 1998. Net interest income increased by $1.2 million or 14.1% to $9.6 million for the six months ended June 30, 1999 compared to the same period of 1998. The increase in net interest income during the quarter and six months ended June 30, 1999 was primarily the result of an increase of $71.3 million and $103.3 million, respectively, in the Company's average balance of interest-earning assets between the 1999 and 1998 periods. Both the yield on interest-earning assets and the rates paid on interest-bearing liabilities declined 47 and 46 basis points, respectively, between the second quarter periods and declined 61 and 44 basis points, respectively, between the six month periods.
     The Company's net interest rate spread and net interest margin, both declined in 1999 when compared to the same period in 1998. The net interest rate spread is defined as the yield on interest-earning assets less the rates paid on interest-bearing liabilities. The net interest rate spread for the quarter ended June 30, 1999 and 1998 was 3.13% and 3.14%, respectively, while the interest rate spread for the six months ending June 30, 1999 and 1998 was 3.01% and 3.18%, respectively. The slight change in the net interest rate spread between the 1999 and 1998 periods is the result of a decrease of 47 basis points in the yields paid on interest-earning assets offset by a decline of 46 basis points on the interest-bearing liabilities for the second quarter and for the six months was the result of a decrease of 61 basis points in the yields paid on interest-earning assets partially offset by a decline of 44 basis points on the interest-bearing liabilities. The decline in the yield of the interest-earning assets is primarily the result of the following items: (1) the decline of market interest rates and the repricing of the Company's variable rate loan portfolio downward in response to overall lower market interest rates, (2) the decline in the investment security yield reflects the purchase of lower yielding securities to replace securities being called and sold during the third and fourth quarters of 1998 and the first and second quarters of 1999 and (3)
the loan yields on the Company's new loan originations made during the second half of 1998 and the first half of 1999 have generally been lower than the yields on loans within the portfolio made prior to 1998.
     The net interest margin is defined as the difference between interest income and interest expense divided by the average interest-earning assets. The net interest margin for the quarter ended June 30, 1999 and 1998, was 3.36% and
3.41%, respectively.   The net interest margin for the six months ended June 30,
1999 and 1998 was 3.25% and 3.46%, respectively. The decline in the margin is the result of the reduced net interest rate spread.
     The following table sets forth the composition of average interest-earning assets and average interest-bearing liabilities by category, and by the percentage of each category to the total, for the three months ended June 30, 1999 and 1998, including the change in average balance and yield/rate between these respective periods:

                                     ----------------------------------------------------------------------------------------
                                            June 30, 1999                 June 30, 1998         Avg. Bal. Net Change
                                     ----------------------------------------------------------------------------------------
                                                    %      Avg.                  %      Avg.                         Yield/
                                       Average   Compo-   Yield/    Average   Compo-   Yield/                         Rate
(DOLLARS IN THOUSANDS)                 Balance   sition    Rate     Balance   sition    Rate         $         %     Change
----------------------------------------------------------------------------------------------------------------------------
INTEREST EARNING ASSETS:
    Loans                             $ 330,450   55.8%    9.59%   $ 230,477   47.1%    10.96%    $ 99,973    8.7%   -1.37%
    Repurchase agreements                13,723    2.3%    4.98%       1,367    0.3%     5.46%      12,356    2.0%   -0.48%
    Investment securities               248,415   41.9%    6.61%     257,414   52.6%     6.94%      (8,999) -10.7%   -0.33%
----------------------------------------------------------------------------------------------------------------------------
  Total interest earning assets         592,588  100.0%    8.25%     489,258  100.0%     8.86%     103,330           -0.61%
----------------------------------------------------------------------------------------------------------------------------
INTEREST BEARING LIABILITIES:
    Deposits                            461,931   81.7%    5.00%     358,727   77.1%     5.47%     103,204    4.6%   -0.47%
Borrowings
    Other borrowings                     18,110    3.2%    5.28%      26,033    5.6%     5.80%      (7,923)  -2.4%   -0.52%
    Term borrowings                      68,191   12.1%    5.77%      63,144   13.6%     5.81%       5,047   -1.5%   -0.04%
    Trust preferred securities           17,250    3.0%    9.38%      17,250    3.7%     9.37%           -   -0.8%    0.01%
----------------------------------------------------------------------------------------------------------------------------
  Total interest bearing liabilities  $ 565,482  100.0%    5.24%   $ 465,154  100.0%     5.68%    $100,328           -0.44%
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

TOTAL INTEREST INCOME

     Total interest income increased by $898,000 or 8.2% to $11.8 million for the quarter ended and increased by $2.8 million or 12.8% to $24.3 million for the six months ended June 30, 1999 compared to the same periods of 1998. These increases were primarily due to an increase in the average balance of interest-earning assets of $71.3 million and $103.3 million for the quarter and six months ended June 30, 1999, respectively. Average interest-earning assets increased between the 1999 and 1998 periods as a result of the growth in the loan portfolio. The overall yields on the Company's interest-earning assets decreased by 47 and 61 basis points for the quarter and six months ended June 30, 1999 from the comparable periods in 1998. This decline is due to reduced yields earned on commercial loans and investment securities. One reason for the decline in the overall loan portfolio yield is due to the repricing of the Company's variable rate loan portfolio downward as a result of the decline in market interest rates between these periods. A second reason for the decline in the loan yield is the payoff and maturity of older loans that generally have a slightly higher yield compared to the average yield in the loan portfolio. A third reason for the decline in the loan yield is the origination of new loans that generally have a slightly lower yield compared to the average yield in the loan portfolio. The changes in the loan yields reflect the increased competitive rate pressure within the lending marketplace. The decline in the investment security yield reflects the purchase of lower yielding securities to replace securities being called and sold during the third and fourth quarters of 1998 and the first and second quarters of 1999.

TOTAL INTEREST EXPENSE

     Total interest expense for the quarter ended June 30, 1999 increased by $356,000 or 5.3% to $7.0 million compared to the same period of 1998. Total interest expense for the six months ended June 30, 1998 increased by $1.6 million or 12.1%, to $14.7 million compared to the same period of 1998. The increase in interest expense for both periods resulted entirely from an increase in the average balance of interest-bearing liabilities of $69.3 million and $100.3 million, respectively, for the quarter and six months ended June 30, 1999, as compared to the same period of 1998. The average interest-bearing liability increase between these respective periods primarily reflects the growth in the Company's savings and time deposit accounts during the third and fourth quarters of 1998. The rates paid on the Company's interest-bearing liabilities decreased from 5.67% to 5.21%, or 46 basis points, during the quarter and decreased from 5.68% to 5.24% or 44 basis points during the six months ended June 30, 1999, compared to the same period in 1998. The decrease in the rates paid on the Company's interest-bearing liabilities reflects both the decline in market interest rates between these periods and the rate reduction on the Company's savings products at the beginning of the first quarter of 1999.
     Interest expense on savings accounts increased $439,000 or 17.1% to $3.0 million, and increased $974,000 or 19.0% to $6.1 million for the quarter and six months ending June 30, 1999, respectively, as compared to the comparable periods of 1998. These increases were the result of a $56.6 million or 29.0% and a $60.9 million or 30.9% increase in the average balances of savings accounts for the quarter and six months ending June 30, 1999 as compared to 1998. These increases were partially offset by a decline of 48 basis points on the rates paid on the Company's savings accounts for both the quarter and six months ending June 30, 1999, as compared to 1998.
     Interest expense on certificates of deposits increased $204,000 or 9.2% to $2.4 million and increased $686,000 or 16.5% to $4.8 million for the quarter and six months ending June 30, 1999, respectively, as compared to 1998. These increases reflect a $28.6 million or 18.7% and a $36.8 million or 25.6% increase in the average balances of certificates of deposits for the quarter and six months ending June 30, 1999, respectively, as compared to the comparable 1998 periods. Partially offsetting these increases was a 46 basis point second quarter and a 42 basis point six month decrease in the rates paid on the Company's certificates of deposits.
     Interest expense on money market checking accounts increased $25,000 or 11.2% and $66,000 or 15.0% for the quarter and six months ending June 30, 1999, respectively, as compared to 1998. These increases reflect a $4.7 million or 26.2% and a $5.4 million or 30.3% increase in the average balances in the Company's money market checking accounts for the quarter and six months ending June 30, 1999. Partially offsetting these increases was a 59 and 58 basis point decrease in the rates paid on the Company's money market checking accounts for the quarter and six months ending June 30, 1999, respectively.
     Interest expense on term borrowings decreased $179,000 or 17.3% during the second quarter of 1999 but increased $130,000 or 7.1% during the six months ending June 30, 1999, as compared to 1998. The second quarter 1999 decrease reflects a $13.1 million or 18.2% decrease in the average balance of term borrowings for the quarter, while the six months increase reflects a $5.0 million or 8.0% increase in the average balance for the six months ending June 30, 1999, as compared to 1998. The rates paid on term borrowings remained relatively stable between the 1999 and 1998 periods.
     Interest expense on reverse repurchase agreements declined $133,000 or 52.6% and declined $275,000 or 36.7% for the quarter and six months ending June 30, 1999, respectively, as compared to 1998. These decreases reflect a $7.7 million or 42.9% and a $7.9 million or 30.4% decrease in the average balances of reverse repurchase agreements for the quarter and six months ending June 30, 1999, respectively, as compared to 1998. The rates paid on reverse repurchase agreements declined significantly between the 1999 and 1998 periods, declining 96 basis points for the second quarter and declining 52 basis points for the six months. The decline in the rates paid for reverse repurchase agreements reflects the decline in market rates between these periods.

PROVISION FOR LOAN LOSSES

     During the quarter ended June 30, 1999, the Company's provision for loan losses increased by $165,000 to $395,000, and for the six months the provision increased $625,000 to $1,055,000 compared to the same periods in 1998. The increase in the provision is the result of management's evaluation of the loan portfolio and economic conditions. The increase to the provision for the quarter and six months ending June 30, 1999, primarily reflects the growth in the Company's loan portfolio as well as judgments about economic conditions. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. The calculation of the adequacy of the allowance for loan losses is based on several factors, including underlying loan collateral values, delinquency trends, historical loan loss experience and economic conditions. The table on page 8 reflects the ratio of nonaccrual loans to total loans, and the ratio of the allowance for loan losses to nonaccrual loans at June 30, 1999 and June 30, 1998. The allowance for loan losses as a percentage of loans stood at 1.71% at June 30, 1999, compared to 1.74% at December 31, 1998.

NONINTEREST INCOME

     The following table sets forth certain information with respect to the Company's noninterest income for the quarter and six months ended June 30, 1999 and 1998:

NONINTEREST INCOME ANALYSIS                     For the Quarter Ended June 30            For the Six Months Ended June 30
----------------------------------------------------------------------------------------------------------------------------
                                                   AMOUNTS             CHANGE               AMOUNTS             CHANGE
(Dollars in thousands)                          1999      1998       $        %          1999     1998        $        %
----------------------------------------------------------------------------------------------------------------------------
Gain on sale of other real estate owned        $    25  $    83   $   (58)  (69.9%)    $    25   $    83   $   (58)  (69.9%)
Gain on sale of commercial real estate loans         -      332      (332) (100.0%)          -       332      (332) (100.0%)
Gain on sale of SBA loans                           79      137       (58)  (42.3%)        175       137        38    27.7%
Gain on sale of investment securities               71        -        71   100.0%         586         -       586   100.0%
Loan prepayment and late fee income                269      407      (138)  (33.9%)        368       508      (140)  (27.6%)
Other noninterest income                           215      114       101    88.6%         476       214       262   122.4%
----------------------------------------------------------------------------------------------------------------------------
Total noninterest income                       $   659  $ 1,073      (414)  (38.6%)    $ 1,630   $ 1,274       356    27.9%
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

     Noninterest income for the quarter ended June 30, 1999, decreased by $414,000 to $659,000, compared to 1998. This decrease was primarily the result of a $332,000 gain on the sale of commercial real estate loans in the second quarter of 1998. Also contributing to the second quarter decline was the decrease of $138,000 in loan prepayment and late fee income, a $58,000 decline on the gain on sale of other real estate owned, and a $58,000 decline on the sale of SBA loans. These declines were partially offset by a $71,000 gain on the sale of investment securities and an increase of $101,000 on loan origination fees.

     Noninterest income increased $356,000 to $1.6 million for the six months ending June 30, 1999 compared to 1998. This increase was primarily the result of a $586,000 gain on the sale of investment securities and a $262,000 increase in loan origination fees and a $38,000 increase in gain on sale of SBA loans. These increases were partially offset by a $332,000 gain recorded on the sale of commercial real estate loans in 1998 and a decrease of $140,000 in loan prepayments and late fee income during 1999.

NONINTEREST EXPENSE

     The following table sets forth certain information with respect to the Company's noninterest expenses for the quarter and six months ended June 30, 1999 and 1998:

NONINTEREST EXPENSE ANALYSIS                        For the Quarter Ended June 30              For the Six Months Ended June 30
------------------------------------------------------------------------------------------------------------------------------------
                                                          AMOUNTS             CHANGE                AMOUNTS             CHANGE
(DOLLARS IN THOUSANDS)                                 1999     1998        $         %        1999      1998        $        %
------------------------------------------------------------------------------------------------------------------------------------
Valuation adjustments to other real estate owned      $     -  $    50  $    (50)  (100.0%)   $    43   $    50   $    (7)  (14.0%)
Other real estate owned expense                            17      121      (104)   (86.0%)        35       165      (130)  (78.8%)
Salaries and employee benefits                          1,734    1,581       153      9.7%      3,474     2,938       536    18.2%
Net occupancy expenses                                    430      419        11      2.6%        872       810        62     7.7%
Communication and data processing                         223      188        35     18.6%        435       379        56    14.8%
Advertising and promotion                                 215      115       100     87.0%        407       179       228   127.4%
FDIC insurance premiums                                    14       11         3     27.3%         26        21         5    23.8%
Credit and collections expenses                            26       75       (49)   (65.3%)        36        88       (52)  (59.1%)
Other expenses                                            362      299        63     21.1%        629       530        99    18.7%
------------------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                             $ 3,021  $ 2,859       162     5.67%    $ 5,957   $ 5,160       797    15.4%
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

     Noninterest expense for the quarter and six months ended June 30, 1999 increased $162,000, or 5.67% and increased $797,000 or 15.4%, over the same periods in 1998, respectively. These changes are detailed on the table above and significant changes in noninterest expense are described below.
     The valuation adjustment to OREO for the second quarter ended June 30, 1999 decreased by $50,000 compared to the same period in 1998. The Company sold its last OREO property in the second quarter of 1999 at a gain. No OREO valuation adjustments were recorded in the second quarter of 1999.
     Other real estate owned expense for the quarter and six months ending June 30, 1999, declined $104,000 and $130,000, respectively, compared to 1998 as a result of the final sale of the Company's OREO properties during 1999.
     Salaries and employee benefits for the quarter and six months ended June 30, 1999, increased by $153,000, or 9.7%, and increased $536,000 or 18.2%, respectively, as compared to the same period in 1998. The increase is partially the result of an increase to the Company's marketing and administrative bonus accrual made during the first and second quarters of 1999 versus 1998. In addition, the Company provided an approximate 4% salary increase to most employee base salaries in January 1999. In addition, the Company has increased its overall staffing levels between these respective periods.
     Net occupancy expenses increased by $11,000 or 2.6% for the quarter and $62,000 or 7.7% for the six months compared to the same periods of last year. This increase reflects the opening of the Company's loan production offices in Arizona during the fourth quarter of 1998, and the Orange County, California loan production office in the first quarter of 1999.
     Communication and data processing costs increased $35,000 or 18.6% for the quarter and $56,000 or 14.8% for the six months as compared to the same periods of last year. This increase also reflects the opening of the Company's loan production offices, in addition to installing and upgrading a portion of the Company's computer hardware and software systems.
     Advertising and promotion costs increased for the quarter and six months ended June 30, 1999 by $100,000 or 87.0% and $228,000 or 127.4%, respectively, compared to the same period in 1998. The Company has conducted a more extensive commercial real estate and SBA loan advertising program during both the first and second quarters of 1999 as compared to 1998.
     Credit and collection expenses decreased for the quarter and six months ended June 30, 1999 by $49,000 or 65.3% and $52,000 or 59.1%, respectively, compared to the same period of 1998. The number of problem and nonaccrual loans declined during 1999, resulting in a reduction in credit and collection costs.
     Other expenses increased by $63,000 or 21.1% and $99,000 or 18.7% for the quarter and six months ended June 30, 1999 as compared to 1998. This increase reflects the additional cost associated with the higher volume in loan origination activity for the quarter and six months ending June 30, 1999.

INCOME TAX PROVISION
     For the quarters ended June 30, 1999 and 1998, the Company estimated its provision for income taxes at $799,000 or 39.8% and $904,000 or 41.0%, respectively. For the six months ended June 30, 1999 and 1998, the Company's provision for income taxes was $1.7 million or 39.4% and $1.7 million or 41.0%, respectively. The difference between the Company's statutory tax rate and its effective tax rate, for the quarters ended June 30, 1999 and 1998, was due to California tax deductions (credits) generated by the Company on loans made in special tax zones within California. In addition, adjustments have been made to tax valuation reserves for the quarters and six months ending June 30, 1999, as a result of settlements made with the IRS on prior year tax returns.

FINANCIAL CONDITION

SUMMARY OF CHANGES IN BALANCE SHEET
JUNE 30, 1999 COMPARED TO DECEMBER 31, 1998

     Total assets of the Company decreased to $583.7 million at June 30, 1999 from $645.3 million at December 31, 1998, a $61.6 million decrease. The investment securities portfolio decreased by $112.2 million through active liquidation of investment securities. Borrowings in reverse repurchase agreements were reduced by $25.3 million to $5.5 million at June 30, 1999. Additionally, the Company decreased its term borrowings by $24.5 million to $55.0 million at June 30, 1999.
     The Company increased its holdings in investment securities during the first three quarters of 1998 with the intention of liquidating a portion of these securities to fund loans as anticipated loan demand improved during 1999. In the fourth quarter of 1998, this began to occur as the Company was able to sell selected investment securities and use the proceeds to fund new loan originations. As of June 30, 1999, net loans had increased by $68.0 million while investment securities had declined by $112.2 million during this same period. Investment securities liquidation, in addition to funding loan growth, was used to cover the decline in deposits, overnight borrowings and term borrowings for the six month period ending June 30, 1999.
     Loans, net of deferred fees and the allowance for loan losses, increased by $68.0 million to $351.4 million at June 30, 1999, from $283.5 million at December 31, 1998. The Company originated $88.9 million and purchased $9.0 million for a total of $97.9 million in new real estate and business loans during the six months ended June 30, 1999. Offsetting these originations, the Company experienced $25.7 million in loan payoffs and sold $3.4 million of SBA loans during the six months ended June 30, 1999.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses at June 30, 1999 increased by $1.1 million from the level at December 31, 1998, and represents 1.71% of outstanding loans at June 30, 1999. The increase in the allowance from $5.0 million at December 31, 1998 to $6.1 million at June 30, 1999 primarily reflects $1.1 million in loan loss provision recorded for the first six months of 1999. The increase in the allowance reflects the growth in the Company's loan portfolio, the Company's evaluation of its loan portfolio and economic trends. Management and the Board of Directors regularly review loan performance and the adequacy of the allowance for loan losses.
     The following table sets forth certain information with respect to the Company's allowance for loan losses and valuation adjustments to OREO for the periods indicated:

                                                                                                     AT OR FOR THE
ALLOWANCE FOR LOAN LOSSES                                                                        PERIOD ENDED JUNE 30,
                                                                                            --------------------------------
(DOLLARS IN THOUSANDS)                                                                          1999              1998
----------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                                              $       5,024     $       4,100
Commercial real estate mortgages:
Charge-offs                                                                                             -               (20)
Recoveries                                                                                             20                15
Provision for loan losses:                                                                          1,055               430
----------------------------------------------------------------------------------------------------------------------------
Balance at end of period:                                                                   $       6,099     $       4,525
----------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses as a % of loans                                                            1.71%             2.01%
Net loan (recoveries)/charge-offs                                                           $         (20)    $          (5)
Valuation adjustments to OREO                                                                          43                50
----------------------------------------------------------------------------------------------------------------------------
Total net loan (recoveries)/charge-offs and OREO valuation adjustments                      $          23     $          45
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

NON-PERFORMING AND RESTRUCTURED ASSETS

     The following table sets forth loans accounted for on a nonaccrual basis, OREO and loans that were impaired due to the loans being restructured at the dates indicated:

                                                                                              JUNE 30,        DECEMBER 31,
(DOLLARS IN THOUSANDS)                                                                          1999              1998
----------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                                                                       0                 0
Other real estate owned                                                                                0               806
----------------------------------------------------------------------------------------------------------------------------
Total nonaccrual loans and OREO                                                              $         0      $        806
----------------------------------------------------------------------------------------------------------------------------
Total nonperforming assets to total assets                                                             0%             0.12%
----------------------------------------------------------------------------------------------------------------------------
Other impaired loans (restructured loans)                                                              0                 0
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

NONACCRUAL LOANS

     Nonaccrual loans are loans, not classified as "troubled debt restructurings" or OREO, and that are 60 days or more delinquent and show little
or no current payment ability.   The Company had no nonaccrual loans at June 30,
1999.

OTHER REAL ESTATE OWNED

     Assets classified as OREO include foreclosed real estate owned by the Company. The Company had no properties in this category at June 30, 1999.
The Company records its OREO properties at the lower of cost or fair market value which may require the Company to make valuation adjustments to its OREO properties held, based on current collateral appraisal data and other relevant information which effectively reduces the book value of such assets to their estimated fair market value less selling cost of the properties. The fair value of the real estate takes into account the real estate values net of expenses such as brokerage commissions, past due property taxes, property repair expenses, and other items. The estimated sale price utilized by the Company may not necessarily reflect the appraisal values which management believes, in some cases, may be higher than what could be realized in a sale of the OREO.

REVERSE REPURCHASE AGREEMENTS

     The Company decreased its short-term borrowing at June 30, 1999 by $25.3 million to $5.5 million, from $30.8 million at December 31, 1998. The rates paid on this short-term debt averaged 4.79% and 5.28% for the three months and six months ended June 30, 1999, respectively. The Company utilized these borrowing lines to cover short-term financing needs for loan originations and fundings. The Company maintains four short-term borrowing lines with national brokers aggregating $95.0 million in availability. At June 30, 1999 the Company had $89.5 million in unused short-term borrowing availability against these four borrowing facilities.

TERM BORROWINGS

     The Company reduced its term borrowings by $24.5 million to $55.0 million during the six months ending June 30, 1999. The Company has a total of $140.0 million of term borrowing lines, of which $55.0 million had been borrowed against at June 30, 1999. This debt is secured by pledging specific amounts of specific securities of the Company's U.S. government sponsored agency securities portfolio. These secured borrowing have an original five year maturity with a two-year, one-time call option. The table below reflects the attributes of the Company's term borrowings.

(DOLLARS IN THOUSANDS)                              AMOUNT                 RATE          CALL DATE            MATURITY DATE
----------------------------------------------------------------------------------------------------------------------------
5.82% five-year term borrowings                    $ 25,000                  5.82%        09/99                  09/02
5.78% five-year term borrowings                      10,000                  5.78%        10/99                  10/02
5.63% five-year term borrowings                      10,000                  5.63%        12/99                  12/02
5.48% five-year term borrowings                      10,000                  5.48%        01/00                  01/03
----------------------------------------------------------------------------------------------------------------------------
Total term borrowings                              $ 55,000                  5.72%
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

CAPITAL RESOURCES

     The Company's objective is to maintain a level of capital that will consistently support sustained asset growth and anticipated credit risks and will ensure that regulatory and industry capital guidelines and standards are maintained. Pacific Crest Bank is subject to leverage and risk-based capital adequacy standards applicable to FDIC insured institutions. At June 30, 1999, Pacific Crest Bank was in compliance with all such capital requirements.
     Shareholders' equity decreased by $3.5 million to $26.6 million at June 30, 1999. This decrease reflects the following activity. Other comprehensive income net of tax decreased by $5.1 million as the investment securities portfolio was repriced downward due to an increase in market interest rates at June 30, 1999. The Company purchased 57,000 shares of common stock under its stock repurchase plan. These treasury shares cost the Company $833,000. The Company declared and paid two cash dividends, a $0.05 per share first quarter cash dividend of $134,000 and a $0.06 per share second quarter cash dividend of $160,000. Partially offsetting the decrease to capital was the recording of $2.5 million of net income for the six months of 1999, and the increase to capital of $185,000 for the issuance of stock to employees and directors, under the Company's employee stock purchase plan, non-employee directors' stock purchase plan and the employee stock option plan. On July 30, 1999, the Company announced that the Board of Directors had declared a $0.06 per common share cash dividend for the third quarter of 1999. The dividend will be paid to shareholders of record at the close of business September 2, 1999 and is payable on September 17, 1999.
     Pacific Crest Bank is required to maintain certain minimum capital levels and must maintain certain capital ratios to be considered "well capitalized" under the prompt corrective action provisions of the FDIC Improvement Act.

     The following table sets forth Pacific Crest Bank's regulatory capital ratios at June 30, 1999, and December 31, 1998:

REGULATORY CAPITAL RATIOS                              AT JUNE 30, 1999                       AT DECEMBER 31, 1998
                                          ----------------------------------------------------------------------------------
PACIFIC CREST BANK                         Required       Actual       Excess         Required       Actual       Excess
------------------------------------------------------ ------------- ------------    ------------ ------------- ------------
Leverage capital ratio                       4.00%         7.36%        3.36%           4.00%         6.81%        2.81%
Tier 1 risk-based capital ratio              4.00%        10.35%        6.35%           4.00%        10.67%        6.67%
Total risk-based capital ratio               8.00%        11.60%        3.60%           8.00%        11.92%        3.92%
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

As of June 30, 1999, the Bank was "well capitalized" under the prompt corrective action provisions of FDICIA. To be categorized as "well capitalized," the Bank must maintain a leverage capital ratio of 5%, a Tier 1 risk-based capital ratio of 6% and a total risk-based capital ratio of 10%.

LIQUIDITY

     The Company's primary sources of funds are deposits, borrowings, the payments of principal and interest on loans, the payment of interest on investment securities and the sale of loans and securities.
     The Company's holdings of cash and cash equivalents during the six months ended June 30, 1999 decreased $17.2 million to $8.5 million at June 30, 1999 from $25.6 million at December 31, 1998. The decline in the Company's cash equivalents during the six months ending June 30, 1999 was utilized in financing the Company's net loan growth, deposit liability runoff and paying down a portion of the Company's term and other borrowings.
     Loans, net of deferred fees and the allowance for loan losses, increased by $68.0 million to $351.4 million at June 30, 1999, from $283.5 million at December 31, 1998. The Company originated $88.9 million and purchased 9.0 million, for a total of $97.9 million in new real estate and business loans during the six months ended June 30, 1999. Offsetting these originations, the Company experienced $25.7 million in loan payoffs and sold $3.4 million in SBA loans during the six months ended June 30, 1999.
     The Company experienced a decline in its interest-bearing deposits of $8.8 million during the first six months of 1999. This decline was primarily the result of the Company lowering rates on its savings, money market checking, and time deposits at the beginning of January 1999. The Company experienced a $27.6 million deposit runoff in its saving accounts, a $1.9 million runoff in its money market checking accounts, and $20.7 million increase in its certificates of deposit.
     In order to reduce its overnight and short-term borrowings, the Company paid down its reverse repurchase agreements by $25.3 million and paid down its term borrowings by $24.5 million during 1999.
     The growth of the Company's loans, the decline in the Company's deposit liabilities and the payoff of the Company's short-term and term borrowings were financed in part through liquidating $112.2 million in the Company's investment securities portfolio. The partial liquidation of the investment securities portfolio to finance the Company's net loan growth, and to cover the deposit liability runoff was consistent with the Company's 1999 strategic operating plan.
     The liquidity of the parent company, Pacific Crest, is dependent on several factors, including the payment of cash dividends by its subsidiary, Pacific Crest Bank, or the ability to secure borrowings. Without dividends from Pacific Crest Bank, Pacific Crest must rely solely on existing cash, investments, or the ability to secure borrowings. Cash plus investments less current liabilities and short-term debt totaled $5.3 million at June 30, 1999. This amount is necessary to pay future operating expenses, existing current liabilities, the interest cost associated with the subordinated debt security and for the possible infusion of capital into Pacific Crest Bank. The interest on the Junior Subordinated Debentures will be paid by Pacific Crest to the Trust, and represents the sole revenues of the Trust and the source of dividend distributions by the Trust to the holders of the Capital Trust Securities.
     Pacific Crest Bank's ability to pay dividends to Pacific Crest is restricted by California state law, which requires that sufficient retained earnings are available to pay the dividend. Pacific Crest Bank had retained earnings of $11.7 million of which $1.7 million was unrestricted and available for dividend payments at June 30, 1999. The Bank has declared and paid a $300,000 second quarter and a $280,000 first quarter cash dividend to the parent during 1999. The Bank anticipates that it will continue to declare and pay quarterly dividends to the parent during 1999.

YEAR 2000 COMPLIANCE

     The financial institutions industry, as with other industries, is faced with Year 2000 issues. These issues center around computer programs that do not recognize a year which begins with "20" instead of "19", or uses only 2 digits for the year. This could result in major systems failures or miscalculations. This Year 2000 issue creates risks for the Company from unforeseen or unanticipated problems in its internal computer systems, as well as from computer systems of the Federal Reserve Bank, correspondent banks, customers, vendors and utility providers. Failures of these systems or untimely corrections could have a material adverse impact on the Company's ability to conduct its business and results of operations.
     Certain statements in this section constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995 which involve risk and uncertainties. The Company's actual results may differ significantly from the results discussed in these forward-looking statements. Such factors include, but are not limited to, the estimated costs of remediation, the preparedness of third party vendors, timetables for implementation of future remediation and testing, contingency plans, and estimated future costs due to business disruption caused by affected third parties.
     The Company's computer systems and programs are designed and supported by companies specifically in the business of providing such products and services. The Company has formed a Year 2000 committee comprised of certain officers to evaluate and address the Year 2000 issue for both information technology and non-information technology systems.

     As of the date of this Form 10-Q filing, the Company has successfully completed the awareness and assessment phase, the testing phase and the remediation phase (if required) of all critical systems identified within the Company's year 2000 plan. The Company is currently in the final phases of the validation phases of selected aspects of the plan. None of the Company's critical systems were programmed by internal staff; rather, they are serviced or provided by outside system vendors. The systems that were identified in the assessment phase as critical to the Company's operations have all been tested, remediated (if needed), and certified as compliant with the exception of the Company's telephone voice response system, which is in the final remediation and validation phase.
     The Company has notified its customers by means of statement stuffers of Year 2000 issues. In addition the Company is also in the process of contacting all of its borrowing customers by a letter survey to make them aware of Year 2000 issues and to seek information regarding their preparedness for the Year 2000. Any borrowers unable to confirm Year 2000 compliance by October 30, 1999 will be evaluated to ensure an adequate specific allocation to the allowance for loan losses is established. While management believes the Year 2000 does represent an area of potential risk for credit losses, it also believes the risk is manageable. However, credit losses could be realized by the Company due to Year 2000 problems affecting the businesses of borrowers. The amount of such losses would be a function of the value of the collateral associated with the individual credits. Vendors and utilities have informed the Company that their Year 2000 projects are on schedule and their progress is being monitored by Company personnel.
     An expected reasonable "worst case" scenario is that, notwithstanding the testing and certification of all the Company's critical systems beforehand, a problem is discovered in the year 2000 that impacts the core accounting systems. In this event, the Company would be required to perform many business functions manually until such time as the responsible vendor corrected the problem. Such manual processing of functions is provided for in the Company's contingency plans.
     As of the date of this Form 10-Q filing, the total cost of software & hardware corrections and modifications related to the year 2000 issue, was approximately $30,000. The total cost estimated to purchase new computer software systems, or to have existing systems modified, is not expected to exceed $75,000, in total, over the third and fourth quarters of 1999.
Although the Company does not expect any material adverse consequences to occur as a result of year 2000 issues, there can be no assurance that the Company will be able to identify all year 2000 issues, or that all contingency plans will assure uninterrupted business operations across the millennium.

--------------------------------------------------------------------------------
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     A derivative financial instrument includes futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics. On June 8, 1998, the Company executed a five-year interest rate cap agreement for a notional amount of $100 million. Under the cap agreement, the Company earns income when the 90-day London Interbank Offered Rate (LIBOR) exceeds 6.70%. The interest rate cap was purchased as a hedge instrument for the Company's deposit liabilities which reprice in one year or less. It was designed to hedge the risk that interest rates may rise, which would produce an increase in the rates paid on these deposit liabilities, resulting in an increase in interest expense and a reduction in net interest margin. The interest rate cap mitigates this risk somewhat since it earns income for the Company if interest rates rise beyond a certain level. The interest rate cap does not expose the Company to any additional risk beyond the initial investment of $925,000. With the exception of the interest rate cap, the Company is not currently engaged in transactions involving derivative financial instruments.
     The Company's primary market risk is interest rate risk. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time to maximize income. Management realizes certain risks are inherent and that the goal is to identify and minimize the risks. Pacific Crest's exposure to market risk is reviewed on a regular basis by the Asset/Liability committee. Tools used by management include the standard GAP report. The Company has no market risk sensitive instruments held for trading purposes. Management believes that the Company's market risk is reasonable at this time.
     The table below provides information about the Company's balance sheet non-derivative financial instruments that are sensitive to changes in interest rates. For all outstanding financial instruments, the table presents the principal outstanding balance at June 30, 1999 and the weighted average interest yield/rate of the instruments by either the date the instrument can be repriced for variable rate financial instruments or the expected maturity date for fixed rate financial instruments.

                                                                              AT JUNE 30, 1999
                                                            EXPECTED MATURITY DATES OR REPRICING DATE BY YEAR
                                        -----------------------------------------------------------------------------------------
                                                                                                                         FAIR
                                                                                                                       VALUE AT
(DOLLARS IN THOUSANDS)                      1999       2000       2001        2002       2003    THEREAFTER   TOTAL     6/30/99
---------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET FINANCIAL INSTRUMENTS:
ASSETS:
  Repurchase agreements (1)              $     557   $      -   $      -   $       -   $      -   $      -  $     557  $     557
     average yield (variable rate)           4.80%          -          -           -          -          -      4.80%

  U.S. Government sponsored agency
     securities
     available for sale (2)              $   5,006          -   $ 50,169           -          -   $153,888  $ 209,063  $ 209,063
     average yield (fixed rate)              6.44%          -      5.66%           -          -       6.6%      6.39%

  Total loans gross (3)                  $ 193,556   $ 15,893   $ 25,155   $  34,629   $ 17,018   $ 71,773  $ 358,024  $ 359,731
     average yield                           9.95%      9.48%      9.21%       8.08%      8.08%      8.26%      9.20%
---------------------------------------------------------------------------------------------------------------------------------
LIABILITIES:
  Savings accounts (1)                   $ 248,433          -          -           -          -          -  $ 248,433  $ 248,433
     average rates (variable rate)           4.71%          -          -           -          -          -      4.71%

  Money market checking (1)              $  21,895          -          -           -          -          -  $  21,895  $  21,895
     average rates (variable rate)           4.33%          -          -           -          -          -      4.33%

  Certificates of deposit (4)            $ 109,940   $ 83,496   $  8,414   $     703   $    944   $    207  $ 203,704  $ 202,187
     average rates (fixed rate)              5.33%      5.16%      5.41%       5.77%      5.77%      5.25%      5.27%

  Reverse repurchase agreements (1)      $   5,500          -          -           -          -          -  $   5,500  $   5,500
     average rates (variable rate)           4.91%          -          -           -          -          -      4.91%

  Term borrowings (5)                            -          -          -   $  45,000   $ 10,000          -  $  55,000  $  55,000
     average rates (fixed rate)                  -          -          -       5.77%      5.48%          -      5.72%

  Trust preferred securities (2)                 -          -          -           -          -   $ 17,250  $  17,250  $  17,250
     average rates (fixed rate)                  -          -          -           -          -      9.38%      9.38%

  Interest rate cap (6)                  $ 100,000          -          -           -          -          -  $ 100,000  $ 100,000
     average rates (fixed rate)               6.7%          -          -           -          -          -       6.7%
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

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

     (6) The interest rate cap reprices on a quarterly basis based on the 3 Month Libor interest rate index. This interest rate cap begins to pay interest when the 3 Month Libor rate exceeds 6.70%.

PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          Not applicable.

ITEM 2.   CHANGES IN SECURITIES

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On May 11, 1999 the annual meeting of shareholders of the Company was held for the purpose of the following:

          To elect Richard S. Orfalea and Gary Wehrle to the Board of Directors for a term of three years to serve until a successor is elected and qualified. A total of 2,488,856 shares were represented at the meeting. A total of 2,452,789 shares were cast "FOR" the election of Mr. Orfalea and Mr. Wehrle and 36,067 shares were "WITHHELD" from voting for the nominees. The Company's other Board of Directors, Martin J. Frank, Steven J. Orlando and Rudolph I. Estrada are serving for a term of three years. Mr. Frank and Mr. Orlando's terms expire at the annual meeting of 2001. Mr. Estrada's term expires at the annual meeting of 2000.

          To approve an amendment to the Company's 1993 Equity Incentive Plan which would increase the annual grant of stock options to non-employee directors from 500 shares to 1000 shares and eliminate the provision limiting the receipt of annual grants to five years. A total of 2,225,431 shares were cast "FOR" the amendment to the Plan, 260,085 shares were cast "AGAINST" the Plan, and 3,340 shares abstained.

          To approve an amendment to the Company's 1994 Employee Stock Purchase Plan which would increase the number of shares reserved for issuance under this Plan from 33,330 to 75,000 shares. A total of 2,290,377 shares were cast "FOR" the amendment to the Plan, 194,440 shares were cast "AGAINST" the Plan, and 4,039 shares abstained.

ITEM 5.   OTHER INFORMATION

          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS

                  27 Financial Data Schedule

          (b)  REPORTS ON FORM 8-K

                  The Company filed no reports on Form 8-K during the quarter ended June 30, 1999.

                                      SIGNATURES






     Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             PACIFIC CREST CAPITAL, INC.



Date:     August 5, 1999                       /s/Gary Wehrle
     -----------------------     -----------------------------------------------
                                                 Gary Wehrle
                                      President and Chief Executive Officer



Date:     August 5, 1999                     /s/Robert J. Dennen
     -----------------------     -----------------------------------------------
                                                 Robert J. Dennen
                                  Senior Vice President, Chief Financial Officer
                                                Corporate Secretary