Form 10-Q
period 1999-09-30
PACIFIC CREST CAPITAL INC
filed 1999-11-15
CIK 912048

\

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

(  )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO _____________

                         COMMISSION FILE NUMBER 0-22732

                           PACIFIC CREST CAPITAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                   95-4437818
--------------------------------------       -----------------------------------
   (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                   Identification No.)

       30343 Canwood Street
     Agoura Hills, California                             91301
--------------------------------------       -----------------------------------
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

The number of shares outstanding of issuer's $ .01 par value common stock as of November 5, 1999, was 2,636,864.

          9.375% Cumulative Trust Preferred Securities of PCC Capital I

          Guarantee of Pacific Crest Capital, Inc. with respect to the 9.375% Cumulative Trust Preferred Securities of PCC Capital I

                           PACIFIC CREST CAPITAL, INC.

                          SEPTEMBER 30, 1999 FORM 10-Q

                                TABLE OF CONTENTS

                                                                                         Page No.
PART I. FINANCIAL INFORMATION
         Item 1. Consolidated Financial Statements

                  Consolidated Balance Sheets
                   September 30, 1999 and December 31, 1998.....................             1

                  Consolidated Statements of Operations
                   Three and Nine Months Ended September 30, 1999 and 1998......             2

                  Consolidated Statements of Shareholders' Equity
                   Nine Months Ended September 30, 1999 and 1998................             3

                  Consolidated Statements of Cash Flows
                   Nine Months Ended September 30, 1999 and 1998................             4

                  Notes to Consolidated Financial Statements....................             5

         Item 2. Management's Discussion and Analysis of Financial Condition
                   and Results of Operations....................................             8

         Item 3. Quantitative and Qualitative Disclosures About Market Risk.....            21

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings..............................................            23

         Item 2. Changes in Securities..........................................            23

         Item 3. Defaults Upon Senior Securities................................            23

         Item 4. Submission of Matters to a Vote of Security Holders............            23

         Item 5. Other Information..............................................            23

         Item 6. Exhibits and Reports on Form 8-K...............................            23

                           PACIFIC CREST CAPITAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per share data)

                                                                                      SEPTEMBER 30,    DECEMBER 31,
                                                                                         1999             1998
                                                                                     --------------  ---------------
                              ASSETS                                                  (Unaudited)       (Audited)
Cash                                                                                   $     2,356     $      3,592
Securities purchased under resale agreements                                                   765           22,048
                                                                                     --------------  ---------------
        Cash and cash equivalents                                                            3,121           25,640
                                                                                     --------------  ---------------
Investment securities available for sale,
        at market (Note 2)                                                                 239,873          321,261
Loans:
        Commercial mortgage                                                                354,526          278,614
        Residential mortgage                                                                   572            1,194
        Commercial business/SBA/other                                                        5,097            4,476
        SBA loans held for sale, at lower of cost or market                                  4,810            4,784
                                                                                     --------------  ---------------
                Gross loans                                                                365,005          289,068
        Less: deferred loan fees                                                               379              582
        Less: allowance for loan losses                                                      6,252            5,024
                                                                                     --------------  ---------------
                Net loans                                                                  358,374          283,462
                                                                                     --------------  ---------------
Accrued interest receivable                                                                  6,516            8,241
Prepaid expenses and other assets                                                            2,101            2,102
Deferred income taxes                                                                        6,515            2,911
Other real estate owned                                                                          -              806
Premises and equipment                                                                         907              881
                                                                                     --------------  ---------------
        Total assets                                                                   $   617,407     $    645,304
                                                                                     --------------  ---------------
                                                                                     --------------  ---------------

               LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
        Deposits:
                Savings accounts                                                       $   226,999     $    276,011
                Certificates of deposit                                                    247,749          182,979
                Money market checking accounts                                              20,435           23,849
                                                                                     --------------  ---------------
                        Total deposits                                                     495,183          482,839
        Securities sold under repurchase agreements                                         20,500           30,779
        Term borrowings                                                                     50,000           79,450
        Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures
           ("Trust preferred securities")                                                   17,250           17,250
                                                                                     --------------  ---------------
                    Total interest-bearing liabilities                                     582,933          610,318
        Accrued interest and other liabilities                                               7,027            4,846
                                                                                     --------------  ---------------
           Total liabilities                                                               589,960          615,164
                                                                                     --------------  ---------------
SHAREHOLDERS' EQUITY (Note 4):
        Common stock, $.01 par value (10,000,000 shares authorized, 2,986,530
           shares issued at September 30, 1999 and December 31, 1998)                           30               30
        Additional paid-in capital                                                          27,885           28,057
        Retained earnings                                                                    8,882            5,559
        Accumulated other comprehensive income (loss)                                       (4,181)           1,199
        Common stock in treasury, at cost (329,666 shares at
           September 30, 1999 and 295,500 shares at December 31, 1998)                      (5,169)          (4,705)
                                                                                     --------------  ---------------
                        Total shareholders' equity                                          27,447           30,140
                                                                                     --------------  ---------------
                        Total liabilities and shareholders' equity                     $   617,407     $    645,304
                                                                                     --------------  ---------------
                                                                                     --------------  ---------------
Book value per common share (Note 3)                                                   $     10.33     $      11.20
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           PACIFIC CREST CAPITAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (dollars in thousands, except per share data)

                                                                             THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                               SEPTEMBER 30,              SEPTEMBER 30,
                                                                          -------------------------  -------------------------
                                                                              1999         1998          1999         1998
                                                                          ------------ ------------  ------------ ------------
INTEREST INCOME:
        Loans, including fees                                               $   8,533    $   6,267     $  24,247    $  18,795
        Securities purchased under resale agreements                               58           15           397           52
        Investment securities:
                Available for sale                                              3,832        5,103        12,037       13,845
                Held to maturity                                                    -           95             -          286
                                                                          ------------ ------------  ------------ ------------
                        Total interest income                                  12,423       11,480        36,681       32,978

INTEREST EXPENSE:
        Deposits:
                Savings accounts                                                2,876        2,708         8,984        7,840
                Certificates of deposit                                         3,151        2,472         7,997        6,632
                Money market checking accounts                                    241          241           747          683
                                                                          ------------ ------------  ------------ ------------
                        Total interest expense on deposits                      6,268        5,421        17,728       15,155
        Securities sold under repurchase agreements                               115          450           589        1,199
        Term borrowings                                                           796        1,119         2,746        2,939
        Trust preferred securities                                                404          404         1,213        1,213
                                                                          ------------ ------------  ------------ ------------
                Total interest expense                                          7,583        7,394        22,276       20,506
                                                                          ------------ ------------  ------------ ------------
                Net interest income                                             4,840        4,086        14,405       12,472
Provision for loan losses                                                         400          240         1,455          670
                                                                          ------------ ------------  ------------ ------------
                Net interest income after provision for loan losses             4,440        3,846        12,950       11,802
NON-INTEREST INCOME:
        Loan prepayment and late fee income                                       225          152           593          657
        Gain on sale of investment securities                                       -          209           586          209
        Gain on sale of SBA loans                                                   -           50           175          187
        Gain on sale of commercial real estate loans                                -            -             -          336
        Gain on sale of other real estate owned                                     -            -            25           83
        Other income                                                              237          155           713          368
                                                                          ------------ ------------  ------------ ------------
                Total non-interest income                                         462          566         2,092        1,840
                                                                          ------------ ------------  ------------ ------------
NON-INTEREST EXPENSE:
        Salaries and employee benefits                                          1,665        1,376         5,139        4,314
        Net occupancy expenses                                                    412          375         1,284        1,185
        Communication and data processing                                         254          193           689          572
        Advertising and promotion                                                 101          138           508          317
        FDIC insurance premiums                                                    13           11            39           32
        Credit and collection expenses                                              -           39            36          127
        Other real estate owned expenses                                            -           38            35          203
        Valuation adjustments to other real estate owned                            -            -            43           50
        Other expenses                                                            343          189           972          719
                                                                          ------------ ------------  ------------ ------------
                Total non-interest expense                                      2,788        2,359         8,745        7,519
                                                                          ------------ ------------  ------------ ------------
Income before income taxes                                                      2,114        2,053         6,297        6,123
Income tax provision                                                              873          792         2,521        2,461
                                                                          ------------ ------------  ------------ ------------
                Net income                                                  $   1,241    $   1,261     $   3,776    $   3,662
                                                                          ------------ ------------  ------------ ------------
                                                                          ------------ ------------  ------------ ------------
EARNINGS PER COMMON SHARE (NOTE 5):
        Basic                                                               $    0.47    $    0.45     $    1.41    $    1.28
        Diluted                                                             $    0.45    $    0.43     $    1.35    $    1.21

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           PACIFIC CREST CAPITAL, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)
                        (dollars and shares in thousands)


                                                                                             COMMON STOCK
                                                   COMMON STOCK          ADDITIONAL           IN TREASURY
                                              ------------------------                  -------------------------
                                                SHARES      AMOUNT     PAID-IN CAPITAL    SHARES      AMOUNT
                                              ------------ ----------- ---------------- ------------ ------------
Balances at December 31, 1997                       2,972     $    30     $     27,914          (85) $   (1,174)
Comprehensive income:
    Net income                                          -           -                -            -           -
    Change in unrealized gain (loss) on
        securities available for sale, net
          of tax of $3,439                              -           -                -            -           -
             Total comprehensive income
Issuance of common stock:
       Under employee stock purchase
             plan                                       6           -               63            -           -
       Under employee stock option plan                 7           -               36            -           -
Purchase of common stock in treasury                    -           -                -         (171)     (2,957)
Cash dividends paid                                     -           -                -            -           -
                                              ------------ ----------- ---------------- ------------ ------------
Balances at September 30, 1998                      2,985     $    30     $     28,013         (256) $   (4,131)
                                              ------------ ----------- ---------------- ------------ ------------
                                              ------------ ----------- ---------------- ------------ ------------

Balances at December 31, 1998                       2,986     $    30     $     28,057         (296) $   (4,705)
Comprehensive income:
    Net income                                          -           -                -            -           -
    Change in unrealized gain (loss) on
        securities available for sale, net
          of tax of $3,956                              -           -                -            -           -
             Total comprehensive income
Issuance of common stock in treasury:
       Under employee stock purchase
             plan                                       -           -              (12)           4          66
       Under non-employee directors'
             stock purchase plan                        -           -                             2          39
       Under employee stock option plan                 -           -             (160)          17         264
Purchase of common stock in treasury                    -           -                           (57)       (833)
Cash dividends paid                                     -           -                             -           -
                                              ------------ ----------- ---------------- ------------ ------------
Balances at September 30, 1999                      2,986     $    30     $     27,885         (330) $   (5,169)
                                              ------------ ----------- ---------------- ------------ ------------
                                              ------------ ----------- ---------------- ------------ ------------
                                                                                     ACCUMULATED
                                                                                        OTHER             TOTAL
                                                                         RETAINED    COMPREHENSIVE     SHAREHOLDERS'
                                                                         EARNINGS    INCOME (LOSS)        EQUITY
                                                                      ------------ ---------------- ----------------
Balances at December 31, 1997                                           $    849      $     1,189       $    28,808
Comprehensive income:
    Net income                                                             3,662                -             3,662
    Change in unrealized gain (loss) on
        securities available for sale, net
          of tax of $3,439                                                     -            4,482             4,482
                                                                                                    ----------------
             Total comprehensive income                                                                       8,144
Issuance of common stock:
       Under employee stock purchase
             plan                                                              -                -                63
       Under employee stock option plan                                        -                -                36
Purchase of common stock in treasury                                           -                -            (2,957)
Cash dividends paid                                                            -                -                 -
                                                                      ------------ ---------------- ----------------
Balances at September 30, 1998                                          $  4,511      $     5,671       $    34,094
                                                                      ------------ ---------------- ----------------
                                                                      ------------ ---------------- ----------------

Balances at December 31, 1998                                           $  5,559      $     1,199       $    30,140
Comprehensive income:
    Net income                                                             3,776                -             3,776
    Change in unrealized gain (loss) on
        securities available for sale, net
          of tax of $3,956                                                     -           (5,380)           (5,380)
                                                                                                    ----------------
             Total comprehensive loss                                                                         (1,604)
Issuance of common stock in
treasury:
       Under employee stock purchase
             plan                                                              -                -                54
       Under non-employee directors'
             stock purchase plan                                               -                -                39
       Under employee stock option plan                                        -                -               104
Purchase of common stock in treasury                                           -                -              (833)
Cash dividends paid                                                         (453)               -              (453)
                                                                      ------------ ---------------- ----------------
Balances at September 30, 1999                                          $  8,882      $    (4,181)      $    27,447
                                                                      ------------ ---------------- ----------------
                                                                      ------------ ---------------- ----------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           PACIFIC CREST CAPITAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (dollars in thousands)

                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                     -------------------------------
                                                                                          1999            1998
                                                                                     ---------------  --------------
OPERATING ACTIVITIES:
        Net income                                                                       $    3,776      $    3,662
        Adjustments to reconcile net income
             to net cash provided by operating activities:
                Provision for loan losses                                                     1,455             670
                Gain on sale of investment securities                                          (586)           (209)
                Gain on sale of SBA loans                                                      (175)           (187)
                Gain on sale of commercial real estate loans                                      -            (336)
                Gain on sale of other real estate owned                                         (25)            (83)
                Valuation adjustments to other real estate owned                                 43              50
                Depreciation and amortization of premises and equipment                         243             204
                Accretion of deferred loan fees                                                (273)           (435)
                Accretion of discount on investment securities                                  (36)             (6)
                Changes in operating assets and liabilities:
                        Accrued interest receivable                                           1,725          (1,613)
                        Prepaid expenses and other assets                                         1            (162)
                        Deferred income taxes                                                   350            (394)
                        Accrued interest and other liabilities                                2,181           2,356
                                                                                     ---------------  --------------
                                Net cash provided by operating activities                     8,679           3,517
                                                                                     ---------------  --------------
INVESTING ACTIVITIES:
        Purchase of investment securities
                available for sale                                                          (90,474)       (265,611)
        Proceeds from sale and call of investment securities
                available for sale                                                          163,148         173,825
        Loan originations                                                                  (115,987)        (63,288)
        Purchase of loans                                                                    (9,017)              -
        Proceeds from sale of SBA loans                                                       3,115           2,072
        Proceeds from sale of commercial real estate loans                                        -           7,831
        Principal payments on loans                                                          45,970          46,484
        Proceeds from sale of other real estate owned                                           789           1,264
        Purchase of premises and equipment, net                                                (268)           (362)
                                                                                     ---------------  --------------
                Net cash used in investing activities                                        (2,724)        (97,785)
                                                                                     ---------------  --------------
FINANCING ACTIVITIES:
        Net (decrease) increase in savings accounts                                         (49,012)          9,517
        Net increase in certificates of deposit                                              64,770          48,444
        Net (decrease) increase in money market checking accounts                            (3,414)          2,101
        Net (decrease) increase in securities sold under repurchase agreements              (10,279)          5,000
        Net (decrease) increase in term borrowings                                          (29,450)         33,000
        Purchase of common stock in treasury, at cost                                          (833)         (2,957)
        Cash dividends paid                                                                    (453)              -
        Proceeds from exercise of stock options                                                 104               -
        Proceeds from employees and directors stock purchase plans                               93              99
                                                                                     ---------------  --------------
                Net cash (used in) provided by financing activities                         (28,474)         95,204
                                                                                     ---------------  --------------
Net (decrease) increase in cash and cash equivalents                                        (22,519)            936
Cash and cash equivalents at beginning of period                                             25,640           2,392
                                                                                     ---------------  --------------
Cash and cash equivalents at end of period                                               $    3,121      $    3,328
                                                                                     ---------------  --------------
                                                                                     ---------------  --------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           PACIFIC CREST CAPITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

NOTE 1. BASIS OF PRESENTATION

     The interim consolidated financial statements included herein have been prepared by Pacific Crest Capital, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Pacific Crest Capital, Inc., ("Pacific Crest" or the "parent"), together with its wholly owned subsidiaries, Pacific Crest Bank (the "Bank") and PCC Capital I ("PCC Capital"), is referred to as the "Company". Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.
     In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim consolidated financial statements, and the results of its operations for the interim period ended September 30, 1999, have been included. Certain reclassifications have been made to prior year amounts to conform to the 1999 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.
     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

NOTE 2. INVESTMENT SECURITIES

     Investment securities have been classified in the consolidated balance sheets according to management's intent and ability. Securities classified as available for sale are recorded at fair value. Unrealized gains or losses on securities available for sale are reflected in "Accumulated Other Comprehensive Income," net of tax effect, as a separate component of "Shareholders' Equity." The amortized cost of securities and their approximate fair values at September 30, 1999 and December 31, 1998 were as follows (dollars in thousands):

                                                                 AMORTIZED           GROSS UNREALIZED              FAIR
                                                                                ----------------------------
SEPTEMBER 30, 1999                                                 COST            GAINS          LOSSES           VALUE
----------------------                                          ------------    ------------    ------------    ------------
Investment securities available for sale:
    U.S. government agency securities                            $ 245,219        $     -        $ (7,228)      $  237,991
    Corporate debt securities                                        1,863             19                            1,882
                                                                ------------    ------------    ------------    ------------
        Total investment securities                              $ 247,082        $    19        $ (7,228)      $  239,873
                                                                ------------    ------------    ------------    ------------

DECEMBER 31, 1998
----------------------
Investment securities available for sale:
    U.S. government agency securities                            $ 307,421        $ 2,113        $     (9)      $  309,525
    Corporate debt securities                                       11,713             31              (8)          11,736
                                                                ------------    ------------    ------------    ------------
        Total investment securities                              $ 319,134        $ 2,144        $    (17)      $ 321,2617
                                                                ------------    ------------    ------------    ------------

NOTE 3. COMPUTATION OF BOOK VALUE PER COMMON SHARE

     Book value per common share was calculated by dividing total shareholders' equity by the number of common shares issued, less common shares held in treasury. The tables below present the computation of book value per common share at September 30, 1999 and December 31, 1998 (dollars in thousands):

                                                                       SEPTEMBER 30,      DECEMBER 31,
                                                                           1999               1998
                                                                     ----------------  -----------------
Total shareholders' equity                                               $    27,447       $     30,140
                                                                     ----------------  -----------------

Common shares issued                                                       2,986,530          2,986,530
Less:  common shares held
     in treasury                                                            (329,666)          (295,500)
                                                                     ----------------  -----------------
Common shares outstanding                                                  2,656,864          2,691,030
                                                                     ----------------  -----------------
                                                                     ----------------  -----------------
Book value per common share                                              $     10.33        $     11.20

                           PACIFIC CREST CAPITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

NOTE 4. PREFERRED STOCK

     As of September 30, 1999 and December 31, 1998, there were 2,000,000 shares of the Company's $.01 par value preferred stock authorized and no shares issued or outstanding.

NOTE 5. COMPUTATION OF EARNINGS PER COMMON SHARE

     Basic and diluted earnings per common share for the three and nine months ended September 30, 1999 and 1998, were determined by dividing net income by the applicable basic and diluted weighted average common shares outstanding. For the diluted earnings per share computation, the weighted average common shares outstanding were adjusted to reflect the number of common stock equivalents outstanding based on the number of outstanding stock options issued by the Company utilizing the treasury stock method.
     The tables below present the basic and diluted earnings per share computations for the three and nine months ended September 30, 1999 and 1998 (dollars and shares in thousands, except per share data):

                                                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                             SEPTEMBER 30,              SEPTEMBER 30,
                                                                        -------------------------  -------------------------
                                                                           1999         1998          1999         1998
                                                                        ----------- -------------  ------------ ------------
Net income                                                                $   1,241   $    1,261     $   3,776    $   3,662
                                                                        ----------- -------------  ------------ ------------
                                                                        ----------- -------------  ------------ ------------
Basic weighted average common
     shares outstanding                                                       2,657        2,803         2,672        2,857
Dilutive effect of stock options                                                120          150           123          161
                                                                        ----------- -------------  ------------ ------------
Diluted weighted average common
     shares outstanding                                                       2,777        2,953         2,795        3,018
                                                                        ----------- -------------  ------------ ------------
                                                                        ----------- -------------  ------------ ------------
Earnings per common share:
        Basic                                                             $    0.47   $     0.45     $    1.41    $    1.28
        Diluted                                                           $    0.45   $     0.43     $    1.35    $    1.21

NOTE 6. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     For purposes of the consolidated statements of cash flows, cash and cash equivalents include "Cash" and "Securities purchased under resale agreements." Supplemental disclosure of cash flow information is as follows (in thousands):

                                                                                                      NINE MONTHS ENDED
                                                                                                        SEPTEMBER 30,
                                                                                                  ---------------------------
                                                                                                     1999           1998
                                                                                                  ------------   ------------
Cash paid during the period for:
        Interest                                                                                   $   22,539      $  20,102
        Income taxes                                                                               $    2,825      $   2,865

Non-cash investing and financing activities:
        Transfers from loans to other real estate owned                                            $        -      $     206

                           PACIFIC CREST CAPITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

NOTE 7.  CURRENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires the Bank to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. SFAS 133 allows derivatives to be designated as hedges only if certain criteria are met with the resulting gain or loss on the derivative either charged to income or reported as a part of accumulated other comprehensive income if criteria are met.

         SFAS 133 was originally scheduled to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. However, the FASB subsequently issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" which amended the effective date of the application of SFAS 133 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Initial application of SFAS 133 must be as of the beginning of an entity's fiscal quarter. SFAS 133 is not to be applied retroactively to financial statements of prior periods. The Company does not believe that when adopted, SFAS 133 will have a material impact on its operations and financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of the major factors that influenced the consolidated results of operations and financial condition of the Company for the three and nine months ended September 30, 1999. This analysis should be read in conjunction with the Company's 1998 Annual Report on Form 10-K and with the unaudited financial statements and notes as set forth in this report.

SELECTED FINANCIAL DATA

     The following table sets forth certain selected financial data concerning the Company for the periods indicated (dollars in thousands):

                                                                            AT OR FOR THE THREE MONTHS ENDED
                                                             ----------------------------------------------------------------
                                                               9/30/1999     6/30/1999   3/31/1999   12/31/1998    9/30/1998
                                                             ------------- ------------ ---------- ------------- ------------
AVERAGE BALANCES:
        Average loans                                          $  360,404    $ 345,237    $ 315,498   $ 264,167    $ 230,400
        Average investment securities                             236,968      211,991      285,243     320,632      311,378
        Average interest-earning assets                           602,034      568,254      617,191     597,675      542,745
        Average assets                                            605,856      576,889      626,086     603,560      550,803
        Average deposits                                          490,966      456,156      467,770     456,129      391,301
        Average borrowings                                         79,514       86,041      121,255     112,765      125,361
        Average equity                                             29,057       28,730       30,013      32,076       30,262

PERFORMANCE RATIOS:
        Return on average assets (1)                                0.82%        0.84%        0.85%       0.78%        0.92%
        Return on average common equity (1)                        16.11%       16.12%       18.20%      16.79%       17.63%
        Operating expense to average assets (2)                     1.84%        2.06%        1.83%       1.82%        1.66%
        Efficiency ratio (3)                                       52.60%       55.90%       54.50%      59.20%       51.40%
        Net interest margin (4)                                     3.19%        3.36%        3.16%       2.81%        2.99%

CAPITAL RATIOS (5):
        Leverage capital ratio (6)                                  7.20%        7.36%        6.83%       6.81%        7.23%
        Tier 1 risk-based capital ratio                            10.31%       10.35%       10.46%      10.67%       12.44%
        Total risk-based capital ratio                             11.56%       11.60%       11.71%      11.92%       13.69%

ASSET QUALITY RATIOS:
        Allowance for loan losses to total gross loans              1.71%        1.71%        1.68%       1.74%        2.00%
        Allowance for loan losses to non-accrual loans           2660.43%            -      225.00%           -            -
        Total non-performing assets to total assets (7)             0.04%            -        0.52%       0.12%        0.17%

LOAN VOLUME:
        Loan originations                                      $   27,129    $  36,016    $  52,842   $  45,551    $  29,944
        Loan purchases                                                  -            -        9,017      19,380            -
        Loan sales - SBA                                                -        1,655        1,285         697          513
        Loan sales - commercial real estate                             -            -            -       1,976            -
--------------------------------------------------

(1) Calculations are based upon annualized net income. The calculation of average common equity excludes accumulated other comprehensive income.

(2) Operating expense is defined as total non-interest expense less valuation adjustments to OREO, other OREO expenses and credit and collection expenses.
(3) Efficiency ratio is defined as operating expense divided by the sum of net interest income plus loan prepayment and late fee income plus other non-interest income.
(4) Net interest margin is calculated by dividing annualized net interest income by total average interest-earning assets.
(5) Capital ratios of Pacific Crest Bank only. The required ratios for a "well-capitalized" institution are 5% leverage capital, 6% tier 1 risk-based capital and 10% total risk-based capital.
(6) Calculations are based on average quarterly asset balances of Pacific Crest Bank.
(7) Non-performing assets include non-accrual loans and other real estate owned ("OREO") and exclude troubled debt restructurings.

FORWARD-LOOKING INFORMATION

         Certain matters discussed under this caption may constitute forward-looking statements under Section 27A of the Securities Act and
Section 21E of the Securities Exchange Act. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because the business of the Company involves inherent risks and uncertainties. Risks and uncertainties include possible future deteriorating economic conditions in the Company's areas of operation; interest rate risk associated with volatile interest rates and related asset/liability matching risks; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks of available for sale securities declining significantly in value as interest rates rise; risks associated with the Year 2000 which could disrupt the Company's operations; and regulatory risks associated with the variety of current and future regulations to which the Company is subject. Such risks include the possibility that appropriate regulatory approvals will not be obtained for Pacific Crest Bank to convert to a state-chartered bank, or if regulatory approvals are obtained, that Pacific Crest Bank would have difficulty or lack of success in implementing on-line banking and checking account products in the future (See "Bank Charter Conversion" below). Also, there can be no assurance that preferred lender status in the San Diego region of the SBA will result in more SBA loans being funded by the Company in the future, and there can be no assurance that other SBA regions will approve Pacific Crest Bank as a preferred lender in the future (See "Preferred Lender Status" below). Risk factors are also discussed in detail in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

EARNINGS PERFORMANCE

     Net income was $1.2 million (or $0.45 per common share on a diluted basis) for the three months ended September 30, 1999, compared to $1.3 million (or $0.43 per common share on a diluted basis) for the corresponding period in 1998. The quarterly change in net income reflects a $754,000 increase in net interest income partially offset by increases of $429,000 and $160,000 in non-interest expense and provision for loan losses, respectively, as well as a decrease of $104,000 in non-interest income.
     Net income was $3.8 million (or $1.35 per common share on a diluted basis) for the nine months ended September 30, 1999, compared to $3.7 million (or $1.21 per common share on a diluted basis) for the corresponding period in 1998. The year-to-date change in net income reflects increases of $1.9 million and $252,000 in net interest income and non-interest income, respectively, partially offset by increases of $1.2 million and $785,000 in non-interest expense and provision for loan losses, respectively.
     Annualized return on average common equity was 16.11% and 16.79% for the three and nine months ended September 30, 1999, respectively, compared to 17.63% and 17.16% for the same periods in 1998. Annualized return on average assets was 0.82% and 0.84% for the three and nine months ended September 30, 1999, respectively, compared to 0.92% and 0.95% for the same periods last year.

CAPITAL

     Pacific Crest Bank's leverage capital ratio, tier 1 risk-based capital ratio and total risk-based capital ratio were 7.20%, 10.31% and 11.56%, respectively, at September 30, 1999, placing the Bank in the "well-capitalized" category as defined by federal regulations, which require corresponding capital ratios of 5%, 6% and 10%, respectively, to qualify for that designation.
     The Company's book value per common share was $10.33 at September 30, 1999 compared to $11.20 at December 31, 1998.

DIVIDENDS

     On October 29, 1999, the Company announced that the Board of Directors had declared a $0.07 per common share cash dividend for the fourth quarter of 1999. The dividend will be paid to shareholders of record at the close of business on December 1, 1999 and is payable on December 15, 1999. During the first, second and third quarters of 1999, the Company declared and paid cash dividends of $134,000 or $0.05 per share, $160,000 or $0.06 per share and $159,000 or $0.06 per share, respectively, for a total of $453,000.

STOCK REPURCHASE PLAN

     On October 29, 1999 the Company announced that the Board of Directors had increased the allotted shares under the Company's common stock repurchase program by 70,000 to 220,000 from the 150,000 shares previously authorized in September 1998. During the nine months ended September 30, 1999, the Company purchased 57,500 shares of its common stock. The total cost of the purchased shares was approximately $833,000, which resulted in an average cost per share of $14.48.
     On November 4, 1999, the Company purchased 20,000 shares of its common stock for approximately $293,000 at an average cost per share of $14.63. On a cumulative basis from September, 1998 through November 4, 1999, the Company purchased 143,000 shares under this program, leaving 77,000 remaining shares authorized for repurchase. The total cost of these cumulative shares purchased was approximately $2.1 million, which resulted in an average cost per share of $14.51.
     The Company utilized repurchased shares for all of its common stock issuances during the nine months ended September 30, 1999, which totaled 23,334 shares.

CORRESPONDENT LENDING PROGRAM

     On October 29, 1999, the Company announced that it has modified its loan origination system for loans originated outside of Southern California. The Company is recruiting correspondent loan agents (independent contractors that are not employees) to represent it in Seattle, Portland, Phoenix, Oakland and Sacramento and has closed, or is in the process of closing, Company loan production offices in these cities. These offices had each been staffed with one loan production officer. Implementing this new origination system should enable the Company to convert a portion of its fixed loan marketing costs to variable costs. The changes should be completed before the end of 1999. The Company does not expect the cost of closing these offices to be material.

BANK CHARTER CONVERSION

     During September 1999, Pacific Crest Bank filed an application with the California Department of Financial Institutions ("DFI") to convert its charter from a California state chartered industrial bank to a California state chartered commercial bank. The commercial bank charter will allow the Bank to offer full-service checking accounts and enable the Bank to pursue full-service on-line banking. Additionally, Pacific Crest Capital, Inc., the parent company of Pacific Crest Bank, has filed an application with the Federal Reserve Board ("FRB") to become a bank holding company as required by the bank charter change.
     Following the charter conversion, Pacific Crest Bank would continue to be regulated by the DFI and Federal Deposit Insurance Corporation ("FDIC"), and Pacific Crest Capital, Inc. would be regulated by the FRB.
     The bank charter conversion is subject to regulatory approvals and is expected to occur in the fourth quarter of 1999.

PREFERRED LENDER STATUS

      During October 1999, Pacific Crest Bank was awarded "preferred lender" status in the United States Small Business Administration's ("SBA") San Diego region. Preferred lender status is the highest designation granted lenders by the SBA and should facilitate the marketing and loan approval process for new SBA loans in the San Diego region. It is the Company's intention to gain preferred lender status in all of the West Coast SBA regions where Pacific Crest Bank operates.

YEAR 2000 COMPLIANCE

     The financial institutions industry, as with other industries, is faced with Year 2000 issues. These issues center around computer programs that do not recognize a year which begins with "20" instead of "19", or uses only 2 digits for the year. This could result in major systems failures or miscalculations. This Year 2000 issue creates risks for the Company from unforeseen or unanticipated problems in its internal computer systems, as well as from computer systems of the Federal Reserve Bank, correspondent banks, customers, vendors and utility providers. Failures of these systems or untimely corrections could have a material adverse impact on the Company's ability to conduct its business and results of operations.
     Certain statements in this section constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995 which involve risk and uncertainties. The Company's actual results may differ significantly from the results discussed in these forward-looking statements. Such factors include, but are not limited to, the estimated costs of remediation, the preparedness of third party vendors, timetables for implementation of future remediation and testing, contingency plans, and estimated future costs due to business disruption caused by affected third parties.
     The Company's computer systems and programs are designed and supported by companies specifically in the business of providing such products and services. The Company has formed a Year 2000 committee comprised of certain officers to evaluate and address the Year 2000 issue for both information technology and non-information technology systems.
     The Company has successfully completed the awareness and assessment phase, the testing and remediation phase, and the validation phase of all critical systems identified within the Company's Year 2000 plan. None of the Company's critical systems were programmed by internal staff; rather, they are serviced or provided by outside system vendors. The systems that were identified in the assessment phase as critical to the Company's operations have all been tested, remediated, and certified as compliant.
     The Company has notified its deposit customers by means of statement stuffers of Year 2000 issues. In addition, the Company has notified its borrowing customers by a letter survey to make them aware of Year 2000 issues and to seek information regarding their preparedness for the Year 2000. Any borrowers unable to confirm Year 2000 compliance by October 30, 1999 were evaluated to ensure an adequate specific allocation to the allowance for loan losses was established. While management believes that the Year 2000 does represent an area of potential risk for credit losses, it also believes that the risk is manageable. However, credit losses could be realized by the Company due to Year 2000 problems affecting the businesses of borrowers. The amount of such losses would be a function of the value of the collateral associated with the individual credits. Vendors and utilities have informed the Company that their Year 2000 projects are on schedule and their progress is being monitored by Company personnel.
     An expected reasonable "worst case" scenario is that, notwithstanding the testing and certification of all the Company's critical systems beforehand, a problem is discovered in the Year 2000 that impacts the core accounting systems. In this event, the Company would be required to perform many business functions manually until such time as the responsible vendor corrected the problem. Such manual processing of functions is provided for in the Company's contingency plans.
     The total cost of software and hardware corrections and modifications related to the Year 2000 issue has been approximately $30,000. The total cost estimated to purchase new computer software systems, or to have existing systems modified, is not expected to exceed $50,000 in the fourth quarter of 1999. Although the Company does not expect any material adverse consequences to occur as a result of Year 2000 issues, there can be no assurance that the Company will be able to identify all Year 2000 issues, or that all contingency plans will assure uninterrupted business operations across the millennium.

RESULTS OF OPERATIONS

NET INTEREST INCOME

     NET INTEREST INCOME ANALYSES

     THREE MONTHS ENDED SEPTEMBER 30, 1999 VS. THREE MONTHS ENDED SEPTEMBER 30, 1998

     The following table present the Company's consolidated average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest yields/rates for the periods presented. All average balances are daily average balances (dollars in thousands).

                                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                    ---------------------------------------------------------------------------
                                                                    1999                                  1998
                                                    ------------------------------------- -------------------------------------
                                                                  INTEREST     AVERAGE                  INTEREST     AVERAGE
                                                      AVERAGE     INCOME/      YIELD/       AVERAGE     INCOME/      YIELD/
                                                      BALANCE     EXPENSE       RATE        BALANCE     EXPENSE       RATE
                                                    ------------ ------------ ----------- ------------ ------------ -----------
INTEREST-EARNING ASSETS:
        Loans (1)                                     $ 360,404     $  8,533       9.39%    $ 230,400    $   6,267      10.79%
        Securities purchased under resale agreements      4,662           58       4.94%          967           15       5.95%
        Investment securities:
           U.S. government agency securities:
                Available for sale                      236,654        3,826       6.47%      306,379        5,103       6.66%
                Held to maturity                              -            -           -        4,999           95       7.60%
           Corporate debt securities
                available for sale                          314            6       7.64%            -            -          -
                                                    ------------ ------------ ----------- ------------ ------------ -----------
                     Total investment securities        236,968        3,832       6.47%      311,378        5,198       6.68%
                                                    ------------ ------------ ----------- ------------ ------------ -----------
                     Total interest-earning assets      602,034       12,423       8.19%      542,745       11,480       8.39%
                                                                 ------------ -----------              ------------ -----------
Other non-interest-earning assets                        10,093                                12,709
Less: allowance for loan losses                           6,271                                 4,651
                                                    ------------                          ------------
        Total assets                                  $ 605,856                             $ 550,803
                                                    ------------                          ------------
INTEREST-BEARING LIABILITIES:
        Savings accounts                              $ 238,541     $  2,876       4.78%     $201,389    $   2,708       5.33%
        Certificates of deposit                         230,801        3,151       5.42%      170,867        2,472       5.74%
        Money market checking accounts                   21,624          241       4.42%       19,045          241       5.02%
                                                    ------------ ------------ ----------- ------------ ------------ -----------
                Total deposits                          490,966        6,268       5.07%      391,301        5,421       5.50%
                                                    ------------ ------------ ----------- ------------ ------------ -----------
        Securities sold under repurchase agreements       7,753          115       5.88%       31,024          450       5.75%
        Term borrowings                                  54,511          796       5.79%       77,087        1,119       5.76%
        Trust preferred securities                       17,250          404       9.37%       17,250          404       9.37%
                                                    ------------ ------------ ----------- ------------ ------------ -----------
                Total borrowings                         79,514        1,315       6.56%      125,361        1,973       6.24%
                                                    ------------ ------------ ----------- ------------ ------------ -----------
                Total interest-bearing liabilities      570,480        7,583       5.27%      516,662        7,394       5.68%
                                                                 ------------ -----------              ------------ -----------
Non-interest-bearing liabilities                          6,319                                 3,879
Shareholders' equity                                     29,057                                30,262
                                                    ------------                          ------------
        Total liabilities and shareholders' equity    $ 605,856                             $ 550,803
                                                    ------------                          ------------
Net interest-earning assets                           $  31,554                             $  26,083
                                                    ------------                          ------------
                                                    ------------                          ------------
Net interest income                                                 $  4,840                             $   4,086
                                                                 ------------                          ------------
                                                                 ------------                          ------------
Net interest rate spread (2)                                                       2.92%                                 2.71%
                                                                              -----------                           -----------
                                                                              -----------                           -----------
Net interest margin (3)                                                            3.19%                                 2.99%
                                                                              -----------                           -----------
                                                                              -----------                           -----------
Average interest-earning assets to
    average interest-bearing liabilities                 105.5%                                105.0%
------------------------------------------------    ------------                          ------------
                                                    ------------                          ------------

(1) Average loans balance is calculated net of deferred loan fees. Includes non-accrual loans which have a zero yield.
(2) Net interest rate spread represents the yield earned on total average interest-earning assets less the rate paid on total average interest-bearing liabilities.
(3) Net interest margin is computed by dividing net interest income by total average interest-earning assets.

     NET INTEREST INCOME ANALYSES

     THREE MONTHS ENDED SEPTEMBER 30, 1999 VS. THREE MONTHS ENDED SEPTEMBER 30, 1998

     The following table set forth the composition of average interest-earning assets and average interest-bearing liabilities by category, and by the percentage of each category to the total, for the periods presented, including the change in average balance and yield/rate between these periods (dollars in thousands):

                                                               THREE MONTHS ENDED SEPTEMBER 30,
                                     -----------------------------------------------------------------------------------------------
                                             1999                               1998                        NET CHANGE
                                     --------------------------------- ------------------------------ ------------------------------
                                                    %       AVERAGE                %     AVERAGE                  %     AVERAGE
                                       AVERAGE     OF        YIELD/   AVERAGE     OF      YIELD/      AVERAGE    OF      YIELD/
                                       BALANCE    TOTAL      RATE     BALANCE    TOTAL     RATE       BALANCE   TOTAL    RATE
                                     ---------- --------- --------- ---------- -------- ---------- ----------- ------- -------------
INTEREST-EARNING ASSETS:
   Loans                              $ 360,404   59.9%      9.39%  $ 230,400    42.4%    10.79%     $130,004    17.5%   -1.40%
   Securities purchased under
     resale agreements                    4,662    0.8%      4.94%        967     0.2%     5.95%        3,695     0.6%   -1.01%
   Investment securities:
     U.S. government agency
       securities:
        Available for sale              236,654   39.3%      6.47%    306,379    56.5%     6.66%      (69,725)  -17.2%   -0.19%
        Held to maturity                      -       -          -      4,999     0.9%     7.60%       (4,999)   -0.9%   -7.60%
     Corporate debt securities
        available for sale                  314       -      7.64%          -        -         -          314        -    7.64%
                                     ---------- ---------           ---------- --------            ----------- -------
     Total investment securities        236,968   39.3%      6.47%    311,378    57.4%     6.68%      (74,410)  -18.1%   -0.21%
                                     ---------- ---------           ---------- --------            ----------- -------
     Total interest-earning assets    $ 602,034  100.0%      8.19%  $ 542,745   100.0%     8.39%     $ 59,289            -0.20%
                                     ---------- ---------           ---------- --------            -----------

INTEREST-BEARING LIABILITIES:
   Savings accounts                   $ 238,541   41.8%      4.78%  $ 201,389    39.0%     5.33%     $ 37,152     2.8%   -0.55%
   Certificates of deposit              230,801   40.5%      5.42%    170,867    33.0%     5.74%       59,934     7.5%   -0.32%
   Money market
     checking accounts                   21,624    3.8%      4.42%     19,045     3.7%     5.02%        2,579     0.1%   -0.60%
                                     ---------- ---------           ---------- --------            ----------- -------
     Total deposits                     490,966   86.1%      5.07%    391,301    75.7%     5.50%       99,665    10.4%   -0.43%
                                     ---------- ---------           ---------- --------            ----------- -------
   Securities sold under
    repurchase agreements                 7,753    1.4%      5.88%     31,024     6.0%     5.75%      (23,271)   -4.6%    0.13%
   Term borrowings                       54,511    9.5%      5.79%     77,087    14.9%     5.76%      (22,576)   -5.5%    0.03%
   Trust preferred securities            17,250    3.0%      9.37%     17,250     3.4%     9.37%            -    -0.4%    0.00%
                                     ---------- ---------           ---------- --------            ----------- -------
     Total borrowings                    79,514   13.9%      6.56%    125,361    24.3%     6.24%      (45,847)  -10.4%    0.32%
                                     ---------- ---------           ---------- --------            ----------- -------
     Total interest-bearing
       liabilities                    $ 570,480    100%      5.27%  $ 516,662     100%     5.68%     $ 53,818            -0.41%
                                     ---------- ---------           ---------- --------            -----------
                                     ---------- ---------           ---------- --------            -----------

     NET INTEREST INCOME ANALYSES

     NINE MONTHS ENDED SEPTEMBER 30, 1999 VS. NINE MONTHS ENDED SEPTEMBER 30,
     1998

     The following table present the Company's consolidated average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest yields/rates for the periods presented. All average balances are daily average balances (dollars in thousands).

                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                     ----------------------------------------------------------------------------
                                                                     1999                                  1998
                                                     -------------------------------------- -------------------------------------
                                                                   INTEREST      AVERAGE                  INTEREST     AVERAGE
                                                       AVERAGE      INCOME/      YIELD/       AVERAGE     INCOME/      YIELD/
                                                       BALANCE      EXPENSE       RATE        BALANCE     EXPENSE       RATE
                                                     ------------ ------------ ------------ ----------- ------------ ------------
INTEREST-EARNING ASSETS:
        Loans (1)                                      $  340,544   $  24,247        9.52%    $ 230,451    $  18,795      10.90%
        Securities purchased under resale agreements       10,670         397        4.97%        1,232           52       5.64%
        Investment securities:
           U.S. government agency securities:
                Available for sale                        241,372      11,878        6.56%      270,601       13,845       6.82%
                Held to maturity                                -           -            -        4,999          286       7.63%
           Corporate debt securities
                available for sale                          3,375         159        6.28%            -            -           -
                                                     ------------ ------------ ------------ ----------- ------------ ------------
                   Total investment securities            244,747      12,037        6.56%      275,600       14,131       6.84%
                                                     ------------ ------------ ------------ ----------- ------------ ------------
                   Total interest-earning assets          595,961      36,681        8.23%      507,283       32,978       8.69%
                                                                  ------------ ------------             ------------ ------------
Other non-interest-earning assets                          12,645                                13,482
Less: allowance for loan losses                             5,840                                 4,426
                                                     ------------                           -----------
        Total assets                                   $  602,766                             $ 516,339
                                                     ------------                           -----------
INTEREST-BEARING LIABILITIES:
        Savings accounts                               $  251,439   $   8,984        4.78%    $ 198,516    $   7,840       5.28%
        Certificates of deposit                           197,562       7,997        5.41%      152,935        6,632       5.80%
        Money market checking accounts                     22,715         747        4.40%       18,254          683       5.00%
                                                     ------------ ------------ ------------ ----------- ------------ ------------
                Total deposits                            471,716      17,728        5.02%      369,705       15,155       5.48%
                                                     ------------ ------------ ------------ ----------- ------------ ------------
        Securities sold under repurchase agreements        14,619         589        5.39%       27,715        1,199       5.78%
        Term borrowings                                    63,581       2,746        5.77%       67,842        2,939       5.79%
        Trust preferred securities                         17,250       1,213        9.38%       17,250        1,213       9.38%
                                                     ------------ ------------ ------------ ----------- ------------ ------------
                Total borrowings                           95,450       4,548        6.37%      112,807        5,351       6.34%
                                                     ------------ ------------ ------------ ----------- ------------ ------------
                Total interest-bearing liabilities        567,166      22,276        5.25%      482,512       20,506       5.68%
                                                                  ------------ ------------             ------------ ------------
Non-interest-bearing liabilities                            6,226                                 3,990
Shareholders' equity                                       29,374                                29,837
                                                     ------------                           -----------
        Total liabilities and shareholders' equity     $  602,766                             $ 516,339
                                                     ------------                           -----------
Net interest-earning assets                            $   28,795                             $  24,771
                                                     ------------                           -----------
                                                     ------------                           -----------
Net interest income                                                 $  14,405                              $  12,472
                                                                  ------------                          ------------
                                                                  ------------                          ------------
Net interest rate spread (2)                                                         2.98%                                 3.01%
                                                                               ------------                          ------------
                                                                               ------------                          ------------
Net interest margin (3)                                                              3.23%                                 3.29%
                                                                               ------------                          ------------
                                                                               ------------                          ------------
Average interest-earning assets to
    average interest-bearing liabilities                  105.08%                               105.13%
-----------------------------------------------      ------------                           -----------
                                                     ------------                           -----------

(1) Average loans balance is calculated net of deferred loan fees. Includes non-accrual loans which have a zero yield.
(2) Net interest rate spread represents the yield earned on total average interest-earning assets less the rate paid on total average interest-bearing liabilities.
(3) Net interest margin is computed by dividing net interest income by total average interest-earning assets.

     NET INTEREST INCOME ANALYSES

     NINE MONTHS ENDED SEPTEMBER 30, 1999 VS. NINE MONTHS ENDED SEPTEMBER 30,
     1998

     The following table set forth the composition of average interest-earning assets and average interest-bearing liabilities by category, and by the percentage of each category to the total, for the periods presented, including the change in average balance and yield/rate between these periods (dollars in thousands):

                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                      ---------------------------------------------------------------------------------------------
                                         1999                                1998                       NET CHANGE
                                      ---------------------- ----------------------------------------- ----------------------------
                                                        %     AVERAGE                 %      AVERAGE                  %     AVERAGE
                                         AVERAGE       OF      YIELD/     AVERAGE    OF       YIELD/     AVERAGE     OF      YIELD/
                                         BALANCE     TOTAL     RATE       BALANCE   TOTAL     RATE       BALANCE    TOTAL     RATE
                                      -------------- ------- --------- ----------- -------- ---------- ----------- -------- -------
INTEREST-EARNING ASSETS:
   Loans                                  $ 340,544   57.1%      9.52%  $ 230,451    45.4%    10.90%    $110,093    11.7%   -1.38%
   Securities purchased under
     resale agreements                       10,670    1.8%      4.97%      1,232     0.3%     5.64%       9,438     1.4%   -0.67%
   Investment securities:
     U.S. government agency
       securities
        Available for sale                  241,372   40.5%      6.56%    270,601    53.3%     6.82%     (29,229)  -12.8%   -0.26%
        Held to maturity                          -       -          -      4,999     1.0%     7.63%      (4,999)   -1.0%   -7.63%
     Corporate debt securities
        available for sale                    3,375    0.6%      6.28%          -        -         -       3,375     0.6%    6.28%
                                      -------------- -------           ----------- --------            ----------- --------
     Total investment securities            244,747   41.1%      6.56%    275,600    54.3%     6.84%     (30,853)  -13.3%   -0.28%
                                      -------------- -------           ----------- --------            ----------- --------
     Total interest-earning assets        $ 595,961  100.0%      8.23%  $ 507,283   100.1%     8.69%    $ 88,678            -0.46%
                                      -------------- -------           ----------- --------            -----------
INTEREST-BEARING LIABILITIES:
   Savings accounts                       $ 251,439   44.3%      4.78%  $ 198,516    41.1%     5.28%    $ 52,923     3.2%   -0.50%
   Certificates of deposit                  197,562   34.9%      5.41%    152,935    31.7%     5.80%      44,627     3.2%   -0.39%
   Money market
     checking accounts                       22,715    4.0%      4.40%     18,254     3.8%     5.00%       4,461     0.2%   -0.60%
                                      -------------- -------           ----------- --------            ----------- --------
     Total deposits                         471,716   83.2%      5.02%    369,705    76.6%     5.48%     102,011     6.6%   -0.46%
                                      -------------- -------           ----------- --------            ----------- --------
   Securities sold under
    repurchase agreements                    14,619    2.6%      5.39%     27,715     5.7%     5.78%     (13,096)   -3.1%   -0.39%
   Term borrowings                           63,581   11.2%      5.77%     67,842    14.1%     5.79%      (4,261)   -2.9%   -0.02%
   Trust preferred securities                17,250    3.0%      9.38%     17,250     3.6%     9.38%           -    -0.6%    0.00%
                                      -------------- -------           ----------- --------            ----------- --------
     Total borrowings                        95,450   16.8%      6.37%    112,807    23.4%     6.34%     (17,357)   -6.6%    0.03%
                                      -------------- -------           ----------- --------            ----------- --------
     Total interest-bearing
       liabilities                        $ 567,166  100.0%      5.25%  $ 482,512   100.0%     5.68%    $ 84,654            -0.43%
                                      -------------- -------           ----------- --------            -----------
                                      -------------- -------           ----------- --------            -----------

     The following table presents the dollar amount of changes in interest income and interest expense due to changes in average balances of interest-earning assets and interest-bearing liabilities and changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume (i.e. changes in average balance multiplied by prior period rate) and
(ii) changes in rate (i.e. changes in rate multiplied by prior period average balance). For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately based on the absolute dollar amounts of the changes due to volume and rate (dollars in thousands).

                                                               THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                           SEPTEMBER 30,
                                                                 1999 VS. 1998                           1999 VS. 1998
                                                      --------------------------------------  --------------------------------------
                                                           INCREASE (DECREASE) DUE TO              INCREASE (DECREASE) DUE TO
                                                      --------------------------------------  --------------------------------------
                                                          VOLUME       RATE         TOTAL         VOLUME       RATE         TOTAL
                                                      ------------- ----------- ------------  ------------- ----------- ------------
INTEREST INCOME:
        Loans                                            $ 3,163      $ (897)     $ 2,266        $ 8,077    $ (2,625)     $ 5,452
        Securities purchased under resale
            agreements                                        47          (4)          43            352          (7)         345
        Investment securities:
           U.S. government agency securities:
                Available for sale                        (1,141)       (136)      (1,277)        (1,450)       (517)      (1,967)
                Held to maturity                             (95)          -          (95)          (286)          -         (286)
           Corporate debt securities
                available for sale                             6           -            6            159           -          159
                                                      ------------- ----------- ------------  ------------- ----------- ------------
                        Total investment securities       (1,230)       (136)      (1,366)        (1,577)       (517)      (2,094)
                                                      ------------- ----------- ------------  ------------- ----------- ------------
                        Total interest income            $ 1,980    $ (1,037)       $ 943        $ 6,852    $ (3,149)     $ 3,703
                                                      ------------- ----------- ------------  ------------- ----------- ------------
INTEREST EXPENSE:
        Savings accounts                                   $ 466      $ (298)       $ 168        $ 1,944      $ (800)     $ 1,144
        Certificates of deposit                              825        (146)         679          1,830        (465)       1,365
        Money market checking accounts                        31         (31)           -            154         (90)          64
                                                      ------------- ----------- ------------  ------------- ----------- ------------
                Total deposits                             1,322        (475)         847          3,928      (1,355)       2,573
                                                      ------------- ----------- ------------  ------------- ----------- ------------
        Securities sold under repurchase
             agreements                                     (344)          9         (335)          (533)        (77)        (610)
        Term borrowings                                     (330)          7         (323)          (184)         (9)        (193)
        Trust preferred securities                             -           -            -              -           -            -
                                                      ------------- ----------- ------------  ------------- ----------- ------------
                Total borrowings                            (674)         16         (658)          (717)        (86)        (803)
                                                      ------------- ----------- ------------  ------------- ----------- ------------
                Total interest expense                     $ 648      $ (459)       $ 189        $ 3,211    $ (1,441)     $ 1,770
                                                      ------------- ----------- ------------  ------------- ----------- ------------
Net interest income                                      $ 1,332      $ (578)       $ 754        $ 3,641    $ (1,708)     $ 1,933
                                                      ------------- ----------- ------------  ------------- ----------- ------------
                                                      ------------- ----------- ------------  ------------- ----------- ------------

         NET INTEREST INCOME

     Net interest income increased by $754,000 or 18.5% to $4.8 million for the three months ended September 30, 1999 compared to the same period of 1998. Net interest income increased by $1.9 million or 15.5% to $12.5 million for the nine months ended September 30, 1999 compared to the same period of 1998. The increase in net interest income during the three and nine months ended September 30, 1999 compared to the same periods last year was primarily the result of an increase in the Company's average interest-earning assets of $59.3 million or 10.9% and $88.7 million or 17.5%, respectively.
     The net interest rate spread is defined as the yield earned on total average interest-earning assets less the rate paid on total average interest-bearing liabilities. The Company's net interest rate spread improved by 21 basis points to 2.92% during the three months ended September 30, 1999 compared to the same period in 1998. This resulted primarily from a decrease of 41 basis points, to 5.27%, in the rate paid on total average interest-bearing liabilities, partially offset by a decrease of 20 basis points, to 8.19%, in the yield earned on total average interest-earning assets. The Company's net interest rate spread declined by 3 basis points to 2.98% during the nine months ended September 30, 1999 compared to a year ago. This resulted primarily from a decrease of 46 basis points, to 8.23%, in the yield earned on total average interest-earning assets, partially offset by a reduction of 43 basis points, to 5.25%, in the rate paid on total average interest-bearing liabilities.
     The net interest margin is defined as annualized net interest income divided by total average interest-earning assets. The net interest margin increased by 20 basis points to 3.19% during the quarter ended September 30, 1999 compared to the same quarter last year. The net interest margin decreased by six basis points to 3.23% during the nine months ended September 30, 1999 compared to the same period a year ago.

     TOTAL INTEREST INCOME

     Total interest income increased by $943,000 or 8.2% to $12.4 million for the quarter ended September 30, 1999 and increased by $3.7 million or 11.2% to $36.7 million for the nine months ended September 30, 1999 compared to the same periods in 1998. These increases were primarily due to an increase in average interest-earning assets of $59.3 million and $88.7 million for the three and nine months ended September 30, 1999, respectively. Average interest-earning assets increased between the 1999 and 1998 periods primarily as a result of the growth in the loan portfolio. The yields earned on the Company's interest-earning assets decreased by 20 and 46 basis points for the three and nine months ended September 30, 1999 from the comparable periods in 1998. This decline was due to reduced yields earned on commercial loans and investment securities. One reason for the decline in the overall loan portfolio yield was due to the repricing of the Company's variable rate loan portfolio downward as a result of the decline in market interest rates between these periods. However, effective August 24, 1999, the Federal Reserve increased the federal funds interest rate from 5.00% to 5.25%, the impact of which started the upward repricing of the Company's variable rate loans, especially those tied to the prime rate. A second reason for the decline in the loan yield was the payoff and maturity of older loans that generally had a slightly higher yield compared to the average yield in the loan portfolio. A third reason for the decline in the loan yield was the lower yields on the Company's loan originations made during the second half of 1998 and the first nine months of 1999 compared to the yields on loans within the portfolio made prior to 1998. The changes in the loan yields reflected the increased competitive rate pressure within the lending marketplace. The decline in the investment securities yield reflected the purchase of lower yielding securities to replace securities being called and sold during the third and fourth quarters of 1998 and the first and second quarters of 1999. However, in order to increase the yield on its investments, during the third quarter of 1999 the Company purchased at a discount $2.0 million of corporate debt securities which yielded 7.64% during the quarter.

     TOTAL INTEREST EXPENSE

     Total interest expense for the quarter ended September 30, 1999 increased by $189,000 or 2.6% to $7.6 million compared to the same period of 1998. Total interest expense for the nine months ended September 30, 1999 increased by $1.8 million or 8.6%, to $22.3 million compared to the same period of 1998. The increase in interest expense for both periods resulted primarily from an increase in average interest-bearing liabilities of $53.8 million and $84.7 million, respectively, for the three and nine months ended September 30, 1999, as compared to the same periods in 1998. The increase in average interest-bearing liabilities between these respective periods primarily reflected the growth in the Company's deposits during the third and fourth quarters of 1998. The rates paid on the Company's interest-bearing liabilities decreased by 41 and 43 basis points for the three and nine months ended September 30, 1999 compared to the same periods in 1998. The decrease in the rates paid on the Company's interest-bearing liabilities reflected both the decline in market interest rates between these periods and the rate reduction on the Company's deposit products at the beginning of the first quarter of 1999.

PROVISION FOR LOAN LOSSES

     During the three and nine months ended September 30, 1999, the Company's provision for loan losses increased by $160,000 and $785,000 to $400,000 and $1.5 million, respectively, compared to the same periods in 1998. The increase in the provision is the result of management's evaluation of the loan portfolio and economic conditions. The increase to the provision for the three and nine months ended September 30, 1999, primarily reflects the growth in the Company's loan portfolio as well as judgments about economic conditions.

NON-INTEREST INCOME

     The following table sets forth certain information with respect to the Company's non-interest income for the three and nine months ended September 30, 1999 and 1998 (dollars in thousands):

                                             THREE MONTHS ENDED SEPTEMBER 30,           NINE MONTHS ENDED SEPTEMBER 30,
                                          ----------------------------------------------------------------------------------
                                                AMOUNTS               CHANGE                AMOUNTS             CHANGE
                                          --------------------- ------------------  --------------------- ------------------
                                            1999      1998        $         %         1999      1998        $         %
                                          ---------- ---------- -------- ---------  ---------- ---------- --------- --------
Loan prepayment and late fee income           $ 225     $ 152      $ 73     48.0%       $ 593     $ 657     $ (64)    (9.7%)
Gain on sale of investment securities             -       209      (209)  (100.0%)        586       209       377    180.4%
Gain on sale of SBA loans                         -        50       (50)  (100.0%)        175       187       (12)    (6.4%)
Gain on sale of commercial real estate loans      -         -         -        -            -       336      (336)  (100.0%)
Gain on sale of other real estate owned           -         -         -        -           25        83       (58)   (69.9%)
Other income                                    237       155        82     52.9%         713       368       345     93.8%
                                          ---------- ---------- -------- ---------  ---------- ---------- --------- --------
        Total non-interest income             $ 462     $ 566    $ (104)   (18.4%)     $2,092    $1,840     $ 252     13.7%
                                          ---------- ---------- -------- ---------  ---------- ---------- --------- --------
                                          ---------- ---------- -------- ---------  ---------- ---------- --------- --------

     Non-interest income for the quarter ended September 30, 1999, decreased by $104,000 to $462,000 compared to 1998. This was primarily the result of a $209,000 gain on the sale of investment securities and a $50,000 gain on the sale of SBA loans in the third quarter of 1998. These factors were partially offset by current quarter increases of $73,000 and $82,000 in loan prepayment and late fee income and other income, respectively.

     Non-interest income increased by $252,000 to $2.1 million for the nine months ended September 30, 1999 compared to 1998. This was primarily the result of an additional $377,000 in gain on the sale of investment securities and a $345,000 increase in other income. These increases were partially offset by a $336,000 gain recorded on the sale of commercial real estate loans in 1998 and current year-to-date decreases of $64,000, $58,000 and $12,000 in loan prepayment and late fee income, gain on sale of OREO and gain on sale of SBA loans, respectively.

NON-INTEREST EXPENSE

     The following table sets forth certain information with respect to the Company's non-interest expense for the three and nine months ended September 30, 1999 and 1998 (dollars in thousands):


                                             THREE MONTHS ENDED SEPTEMBER 30,           NINE MONTHS ENDED SEPTEMBER 30,
                                          ----------------------------------------  ----------------------------------------
                                                  AMOUNTS             CHANGE                AMOUNTS             CHANGE
                                          --------------------- ------------------  --------------------- ------------------
                                            1999      1998        $         %           1999      1998        $         %
                                          ---------- ---------- -------- ---------  ---------- ---------- --------- --------
Salaries and employee benefits            $   1,665  $  1,376   $   289     21.0%   $   5,139  $  4,314   $   825     19.1%
Net occupancy expenses                          412       375        37      9.9%       1,284     1,185        99      8.4%
Communication and data processing               254       193        61     31.6%         689       572       117     20.5%
Advertising and promotion                       101       138       (37)   (26.8%)        508       317       191     60.3%
FDIC insurance premiums                          13        11         2     18.2%          39        32         7     21.9%
Credit and collection expenses                    -        39       (39)  (100.0%)         36       127       (91)   (71.7%)
Other real estate owned expense                   -        38       (38)  (100.0%)         35       203      (168)   (82.8%)
Valuation adjustments to
     other real estate owned                      -         -         -        -           43        50        (7)   (14.0%)
Other expenses                                  343       189       154     81.5%         972       719       253     35.2%
                                          ---------- ---------- -------- ---------  ---------- ---------- --------- --------
     Total non-interest expense              $2,788    $2,359   $   429     18.2%      $8,745    $7,519   $ 1,226     16.3%
                                          ---------- ---------- -------- ---------  ---------- ---------- --------- --------
                                          ---------- ---------- -------- ---------  ---------- ---------- --------- --------

     Non-interest expense for the three and nine months ended September 30, 1999 increased by $429,000 or 18.2% and $1.2 million or 16.3%, over the same periods in 1998, respectively. These changes are detailed on the table above and significant changes in non-interest expense are described below.
     Salaries and employee benefits for the three and nine months ended September 30, 1999 increased by $289,000, or 21.0%, and $825,000 or 19.1%, respectively, as compared to the same periods in 1998. The increase was due to:
(1) an increase to the Company's marketing and administrative bonus accrual made during the first and second quarters of 1999 versus 1998, (2) the Company provided an approximate 4% salary increase to most employee base salaries in January 1999 and (3) the Company has increased its overall staffing levels between these respective periods.
     Net occupancy expenses increased by $37,000 or 9.9% for the current quarter and $99,000 or 8.4% for the current nine months compared to the same periods last year. This increase reflected the opening of the Company's loan production offices in Arizona during the fourth quarter of 1998, and the Orange County, California loan production office in the first quarter of 1999.
     Communication and data processing costs increased by $61,000 or 31.6% for the current quarter and $117,000 or 20.5% for the current nine months compared to the same periods last year. This increase reflected the opening of the Company's loan production offices described above, in addition to the installation and upgrading a portion of the Company's computer hardware and software systems.
     Advertising and promotion costs decreased by $37,000 or 26.8% and increased by $191,000 or 60.3% for the three and nine months ended September
30, 1999, respectively, compared to the same periods in 1998. The Company conducted a more extensive commercial real estate and SBA loan advertising program during both the first and second quarters of 1999 as compared to 1998 but reduced the level of advertising in the third quarter of 1999.
     Credit and collection expenses for the three and nine months ended September 30, 1999 decreased by $39,000 or 100.0%, and $91,000 or 71.7%, respectively, compared to the same periods in 1998, primarily due to the decline in the number of problem and non-accrual loans during 1999.
     Other real estate owned expense for the three and nine months ended September 30, 1999, declined by $38,000 or 100%, and $168,000 or 82.8%
respectively, compared to the same periods last year as a result of the final sale of the Company's OREO properties during 1999.

     Other expenses increased by $154,000 or 81.5%, and $253,000 or 35.2% for the three and nine months ended September 30, 1999, respectively, as compared to 1998. This increase reflects the additional cost associated with the higher volume in loan origination activity for the nine months ended September 30, 1999.

INCOME TAX PROVISION
     For the three months ended September 30, 1999 and 1998, the Company's provision for income taxes was $873,000 and $792,000, respectively, which resulted in effective tax rates of 41.3% and 38.6%, respectively. For the nine months ended September 30, 1999 and 1998, the Company's provision for income taxes was $2.52 million and $2.46 million, respectively, which resulted in effective tax rates of 40.0% and 40.2%, respectively. The difference between the effective tax rates for the three months ended September 30, 1999 and 1998, is the result of adjustments made to the tax valuation reserves for the quarter ended September 30, 1998, as a result of settlements made with the IRS on prior year tax returns.

FINANCIAL CONDITION

SUMMARY OF CHANGES IN CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1999 COMPARED TO DECEMBER 31, 1998

     Total assets of the Company decreased by $27.9 million to $617.4 million at September 30, 1999 from $645.3 million at December 31, 1998. This was primarily due to a $81.4 million decrease in the investment securities portfolio and a $21.3 million decrease in securities purchased under resale agreements, partially offset by an increase of $75.9 million in gross loans.
     Total liabilities of the Company decreased by $25.2 million to $590.0 million at September 30, 1999 from $615.2 million at December 31, 1998. This was primarily due to reductions of $29.5 million and $10.3 million in term borrowings and securities sold under repurchase agreements, respectively, partially offset by an increase of $12.3 million in deposits.

INVESTMENT SECURITIES

     Investment securities decreased by $81.4 million to $239.9 million during the nine months ended September 30, 1999. This was primarily due to sales of $162.6 million and a decline in fair value of $9.3 million, partially offest by purchases of $90.5 million. The proceeds from liquidating the securities were used to fund loan growth and pay down borrowings, which was consistent with the Company's 1999 strategic operating plan.
     The Company's investment securities portfolio at September 30, 1999 consisted of fixed rate investments in U.S. government agency securities and variable rate investments in corporate debt securities. The U.S. government agency securities consisted of Federal Home Loan Bank (FHLB) callable securities, Federal National Mortgage Association (FNMA) callable securities, Federal Home Loan Mortgage Corporation (FHLMC) callable securities, and Government National Mortgage Association (GNMA) mortgage backed securities. These securities have call features that allow the issuing agency to retire
(call) an individual security prior to that security's stated maturity date. The U.S. agency securities have call dates ranging between one month and two years, while the corporate debt securities have $1.0 million callable in August, 2003 and $1.0 million callable in February, 2007. The following table reflects the Company's investment securities portfolio by stated maturity date at September 30, 1999 (dollars in thousands):

                                                                       WEIGHTED
                                       AMORTIZED         FAIR           AVERAGE
                                         COST            VALUE           YIELD
                                      ------------    ------------    ------------

Due in one to five years                $ 76,348        $ 75,408            6.08%
Due in six to ten years                  147,271         142,058            6.69%
Due over ten years                        23,463          22,407            6.67%
                                      ------------    ------------
        Total investment securities     $247,082        $239,873            6.50%
                                      ------------    ------------
                                      ------------    ------------


     As of September 30, 1999, $80.6 million of U.S. government agency securities were pledged to secure borrowings totaling $70.5 million.

LOANS

     Loans, gross of deferred fees and the allowance for loan losses, increased by $75.9 million to $365.0 million at September 30, 1999, from $289.1 million at December 31, 1998. This was primarily due to $116.0 million of originations and $9.0 million of purchases for a total of $125.0 million in new real estate and business loans during the nine months ended September 30, 1999. Partially offsetting these additions to the loan portfolio were $46.0 million in loan payoffs, $2.9 million of SBA loan sales and $255,000 in loan charge-offs.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses at September 30, 1999 increased by $1.2 million from the level at December 31, 1998, primarily due to $1.5 million in provision for loan losses recorded during the first nine months of 1999. The increase in the allowance reflects the growth in the Company's loan portfolio, the Company's evaluation of its loan portfolio and economic trends. Management and the Board of Directors regularly review loan performance and the adequacy of the allowance for loan losses.
     Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. The calculation of the adequacy of the allowance for loan losses is based on several factors, including underlying loan collateral values, delinquency trends, historical loan loss experience and economic conditions. The allowance for loan losses as a percentage of loans stood at 1.71% at September 30, 1999, compared to 1.74% at December 31, 1998.
     The following table sets forth certain information with respect to the Company's allowance for loan losses for the periods indicated (dollars in thousands):

                                                     PERIOD ENDED
                                            --------------------------------
                                            SEPTEMBER 30,     DECEMBER 31,
                                            --------------    --------------
                                                1999              1998
                                            --------------    --------------
Balance at beginning of period                    $ 5,024           $ 4,100
Commercial real estate mortgages:
     Provision for loan losses                      1,455               910
     Charge-offs                                     (255)              (20)
     Recoveries                                        28                34
                                            --------------    --------------
Balance at end of period                          $ 6,252           $ 5,024
                                            --------------    --------------
                                            --------------    --------------

NON-PERFORMING ASSETS AND RESTRUCTURED LOANS

     The following table sets forth non-accrual loans, OREO and restructured loans at the dates indicated (dollars in thousands):

                                                 SEPTEMBER 30,   DECEMBER 31,
                                                   1999              1998
                                               --------------    --------------
Non-accrual loans                                      $ 235             $   -
OREO                                                       -               806
                                               --------------    --------------
Total non-accrual loans and OREO                       $ 235             $ 806
                                               --------------    --------------
Total non-performing assets to total assets            0.04%             0.12%
                                               --------------    --------------
Restructured loans                                     $   -             $   -
                                               --------------    --------------
                                               --------------    --------------

DEPOSITS

     The Company experienced an increase in deposits of $12.3 million during the first nine months of 1999 which was primarily due to a $64.8 million increase in certificates of deposit, partially offset by deposit runoff of $49.0 million and $3.4 million in savings accounts and money market checking accounts, respectively. The increase in certificates of deposit was primarily the result of the Company raising rates at the beginning of January 1999 and later during the third quarter of 1999.

SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     The Company decreased its balance of securities sold under repurchase agreements at September 30, 1999 by $10.3 million to $20.5 million, from $30.8 million at December 31, 1998. The rates paid on this variable rate short-term debt averaged 5.88% and 5.39% for the three and nine months ended September 30, 1999, respectively. The Company utilized these borrowing lines to cover short-term financing needs for loan originations. The Company maintains short-term borrowing lines with national brokers aggregating $140.0 million. At September 30, 1999 the Company had $119.5 million available against these borrowing facilities. This debt is secured by pledging specific amounts of specific U.S. agency securities. At September 30, 1999, $20.9 million of U.S. agency securities were pledged to secure securities sold under repurchase agreements.

TERM BORROWINGS

     The Company reduced its term borrowings by $29.5 million to $50.0 million during the nine months ended September 30, 1999. These secured borrowings are fixed rate and have call features which allow the lender to call the debt prior to the stated maturity date. The Company has a total of $95.0 million of term borrowing lines. At September 30, 1999, $45.0 million was available against these borrowing lines. This debt is secured by pledging specific amounts of specific U.S. agency securities. At September 30, 1999, $59.7 million of U.S. agency securities were pledged to secure term borrowings.

     During September 1999, the Company paid off $25.0 million of term borrowings bearing interest at 5.82% that was called by the issuing lender and partially replaced it with $20.0 million at 5.75% with an original three year maturity and a one-year, one-time call option.
     The table below reflects the attributes of the Company's term borrowings which were outstanding at September 30, 1999 (dollars in thousands):


                                                                                                          MATURITY
   BORROWING DATE             BORROWING TYPE               AMOUNT           RATE          CALL DATE         DATE
---------------------   ---------------------------      ------------    ------------    ------------    ------------
 October, 1997           Five-year borrowing                $ 10,000           5.78%        10/99           10/02
 December, 1997          Five-year borrowing                  10,000           5.63%        12/99           12/02
 January, 1998           Five-year borrowing                  10,000           5.48%        01/00           01/03
 September, 1999         Three-year borrowing                 20,000           5.75%        09/00           09/02
                                                         ------------
                               Total term borrowings        $ 50,000           5.68%
                                                         ------------
                                                         ------------

SHAREHOLDERS' EQUITY

     Shareholders' equity decreased by $2.7 million to $27.4 million during the nine months ended September 30, 1999. This decrease was primarily due to the following: (1) accumulated other comprehensive income decreased by $5.4 million as the investment securities portfolio was repriced downward due to an increase in market interest rates at September 30, 1999, (2) the Company paid $833,000 for the purchase of common stock under its stock repurchase plan and (3) the Company declared and paid three quarterly cash dividends totaling $453,000. Partially offsetting these decreases to shareholders' equity were the recording of $3.8 million of net income for the first nine months of 1999 and the issuance of $197,000 of stock to employees and directors under the Company's employee stock purchase plan, non-employee directors' stock purchase plan and the employee stock option plan.

CAPITAL RESOURCES

     The Company's objective is to maintain a level of capital that will consistently support sustained asset growth and anticipated credit risks and will ensure that regulatory and industry capital guidelines and standards are maintained. Pacific Crest Bank is subject to leverage and risk-based capital adequacy standards applicable to FDIC insured institutions. At September 30, 1999, Pacific Crest Bank was in compliance with all such capital requirements.

REGULATORY CAPITAL

     Pacific Crest Bank is required by the FDIC to maintain certain minimum capital ratios and must maintain higher capital ratios to be considered "well capitalized" under the prompt corrective action provisions of the FDIC Improvement Act of 1991 ("FDICIA"). To be categorized as "well capitalized" the Bank must maintain a leverage capital ratio of 5%, a tier 1 risk-based capital ratio of 6% and a total risk-based capital ratio of 10%. The following table sets forth Pacific Crest Bank's regulatory capital ratios at September 30, 1999 and December 31, 1998:

                                                      SEPTEMBER 30, 1999                       DECEMBER 31, 1998
                                          ---------------------------------------    ---------------------------------------
                                            Minimum                                    Minimum
                                           Required       Actual       Excess         Required       Actual       Excess
                                          ------------  ------------ ------------    ------------ ------------- ------------
Leverage capital ratio                       4.00%         7.20%        3.20%           4.00%        6.81%         2.81%
Tier 1 risk-based capital ratio              4.00%        10.31%        6.31%           4.00%        10.67%        6.67%
Total risk-based capital ratio               8.00%        11.56%        3.56%           8.00%        11.92%        3.92%

LIQUIDITY

     The Company's primary sources of funds are deposits, borrowings, principal and interest payments received on loans, interest payments received on investment securities and proceeds from sales of loans and investment securities. Additionally, the Company maintains borrowing lines with brokers aggregating $235 million of which $70.5 million was outstanding at September 30, 1999, leaving $164.5 million available.
     The Company's holdings of cash and cash equivalents during the nine months ended September 30, 1999 decreased $22.5 million to $3.1 million at September 30, 1999 from $25.6 million at December 31, 1998. The decline in the Company's cash and cash equivalents during the nine months ended
September 30, 1999 was utilized in financing the Company's net loan growth, deposit liability runoff and paying down borrowings.

DIVIDENDS

     As a Delaware corporation, Pacific Crest Capital, Inc., may pay common dividends out of surplus or, if there is no surplus, from net profits for the current and preceding fiscal year. Pacific Crest had approximately $5.2 million in cash and investments less current liabilities and short-term debt at September 30, 1999. These funds are necessary to pay future operating expenses, existing current liabilities, interest expense on the $17.3 million junior subordinated debentures payable to PCC Capital, and possible future capital infusions into Pacific Crest Bank. Without dividends from the Bank, the parent must rely solely on existing cash and investments and the ability to secure borrowings.
     Pacific Crest Bank's ability to pay dividends to the parent is restricted by California state law which requires that sufficient retained earnings be available to pay the dividend. At September 30, 1999, the Bank had retained earnings of $12.8 million of which $1.8 million was unrestricted and available for dividend payments. The Bank has declared and paid dividends to the parent in the amounts of $280,000, $300,000 and $320,000 for the first, second and third quarters of 1999, respectively. Pacific Crest Bank anticipates that it will continue to declare and pay quarterly dividends to the parent.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     A derivative financial instrument includes futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics. On June 8, 1998, the Company executed a five-year interest rate cap agreement for a notional amount of $100 million. Under the cap agreement, the Company earns interest income when the Three Month London Interbank Offered Rate (LIBOR) exceeds 6.70%. LIBOR closed at 6.08% on September 30, 1999. The interest rate cap was purchased as a hedge instrument for the Company's deposit liabilities which reprice in one year or less. It was designed to hedge the risk that interest rates may rise, which would produce an increase in the rates paid on these deposit liabilities, resulting in an increase in interest expense and a reduction in net interest income. The interest rate cap mitigates this risk somewhat since it earns income for the Company if interest rates rise beyond a certain level. The interest rate cap does not expose the Company to any additional risk beyond the initial investment of $925,000, which is being amortized over five years. The amortization is included in "Interest Expense - Deposits - Savings Accounts" on the consolidated statements of operations. With the exception of the interest rate cap, the Company is not currently engaged in transactions involving derivative financial instruments.
     The Company's primary market risk is interest rate risk. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time to maximize income. Management realizes certain risks are inherent and that the goal is to identify and minimize the risks. The Company's exposure to market risk is reviewed on a regular basis by the Asset/Liability committee. Tools used by management include the standard GAP report, which measures the estimated difference between the amount of interest-earning assets and interest bearing liabilities repricing during future periods. The Company has no market risk sensitive instruments held for trading purposes. Management believes that the Company's market risk is reasonable at this time.
     The table below provides information about the Company's balance sheet non-derivative financial instruments at September 30, 1999 that are sensitive to changes in interest rates. For all financial instruments, the table presents the principal outstanding balance and the weighted average interest yield/rate of the instruments by either the date that the instrument can be repriced for variable rate financial instruments or the expected maturity date for fixed rate financial instruments (dollars in thousands).


                                          EXPECTED MATURITY OR REPRICING
--------------------------------------------------------------------------------------------------------------------
                                                          OVER        OVER          OVER
                                          WITHIN         3 TO 12     1 TO 3         3 TO 5      OVER                    FAIR
  AT SEPTEMBER 30, 1999                  3 MONTHS        MONTHS       YEARS         YEARS      5 YEARS      TOTAL       VALUE
----------------------------------------------------------------------------------------------------------------------------------
INTEREST-SENSITIVE ASSETS:
  Securities purchased under resale
     agreements (1)                       $    765           --           --           --           --     $    765     $    765
         average yield (variable rate)        5.20%          --           --           --           --         5.20%

  Investment securities
     available for sale (2)                     --           --     $ 50,169           --     $189,704     $239,873     $239,873
         average yield (fixed rate)             --           --         5.66%          --         7.01%        6.73%

  Total gross loans (3)                   $174,449     $  9,424     $ 14,360     $  7,871     $158,901     $365,005     $368,272
     average yield                           10.26%        9.96%        8.60%        8.60%        8.60%        9.38%
----------------------------------------------------------------------------------------------------------------------------------
  Total interest-sensitive assets         $175,214     $  9,424     $ 64,529     $  7,871     $348,605     $605,643     $608,910
==================================================================================================================================
INTEREST-SENSITIVE LIABILITIES:

  Savings accounts (1)                    $226,999           --           --           --           --     $226,999     $226,999
     average rates (variable rate)            4.70%          --           --           --           --         4.70%

  Certificates of deposit (4)             $ 44,767     $121,039     $ 65,849     $ 16,094           --     $247,749     $245,891
     average rates (fixed rate)               4.60%        5.43%        5.80%        5.90%          --         5.52%

  Money market checking accounts (1)      $ 20,435           --           --           --           --     $ 20,435     $ 20,435
     average rates (variable rate)            4.30%          --           --           --           --         4.30%

  Securities sold under
     repurchase agreements (1)            $ 20,500           --           --           --           --     $ 20,500     $ 20,500
     average rates (variable rate)            5.46%          --           --           --           --         5.46%

  Term borrowings (5)                           --           --     $ 40,000     $ 10,000           --     $ 50,000     $ 50,000
     average rates (fixed rate)                 --           --         5.77%        5.48%          --         5.71%

  Trust preferred securities (2)                --           --           --           --     $ 17,250     $ 17,250     $ 18,113
     average rates (fixed rate)                 --           --           --           --         9.38%        9.38%
----------------------------------------------------------------------------------------------------------------------------------
  Total interest-sensitive liabilities    $312,701     $121,039     $105,849     $ 26,094     $ 17,250     $582,933     $581,938
==================================================================================================================================

The fair value balances reflected in the table were derived as follows:

     (1) For financial instruments that mature or reprice within 90 days, the carrying amounts and the fair values are considered identical due to the short term repricing of the financial instruments.

     (2) Fair value of investment securities and the trust preferred securities is based on the quoted market price of these securities by broker dealers making a market for these securities on a national exchange.

     (3) Fair value of loans is based on the value the Company could receive on the loans in a loan sale. The Company estimates that it could sell a majority of its loans at a premium of between 0.0% and 3.0%.

     (4) Fair value of certificates of deposit, which have a fixed maturity, is estimated using rates currently offered for deposits of similar remaining maturities.

     (5) Fair value of term borrowings is estimated using discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  27 Financial Data Schedule

         (b)      REPORTS ON FORM 8-K

                  The Company filed no reports on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES








     Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           PACIFIC CREST CAPITAL, INC.



Date:  November 15, 1999                     /s/Gary Wehrle
     -------------------       -------------------------------------------------
                                                Gary Wehrle
                                     President and Chief Executive Officer



Date:  November 15, 1999                   /s/Robert J. Dennen
     -------------------       -------------------------------------------------
                                              Robert J. Dennen
                                Senior Vice President, Chief Financial Officer
                                            Corporate Secretary