Form 10-K405
period 1999-12-31
PACIFIC CREST CAPITAL INC
filed 2000-03-30
CIK 912048

      As filed with the Securities and Exchange Commission on March 30, 2000
--------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       (Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      At March 24, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant, as reported on the Nasdaq National Market, was $24,017,602.

      At March 24, 2000, the number of shares outstanding of the registrant's $ .01 par value common stock was 2,507,144.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the May 12, 2000 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

                           PACIFIC CREST CAPITAL, INC.

                         1999 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                     PART I


                                                                                                 PAGE
                                                                                                 ----
ITEM    1.  BUSINESS.......................................................................        1
                 General...................................................................        1
                 Loans.....................................................................        2
                 Non-performing Assets.....................................................        4
                 Allowance for Loan Losses.................................................        6
                 Investments...............................................................        8
                 Deposits..................................................................        9
                 Borrowings................................................................        9
                 Employees.................................................................       10
                 Regulation................................................................       10
                 Risk Factors..............................................................       15
ITEM    2.  PROPERTIES.....................................................................       18
ITEM    3.  LEGAL PROCEEDINGS..............................................................       18
ITEM    4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................       18
ITEM  4(a). EXECUTIVE OFFICERS OF THE REGISTRANT...........................................       18


                                                PART II

ITEM    5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........       19
ITEM    6.  SELECTED FINANCIAL DATA........................................................       20
ITEM    7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS...............................................................       22
                 General...................................................................       22
                 Results of Operations.....................................................       22
                 Financial Condition.......................................................       32
                 Non-performing Assets.....................................................       33
                 Liquidity.................................................................       34
                 Dividends.................................................................       34
                 Capital Resources.........................................................       35
                 Asset/Liability Management................................................       35
                 Year 2000 Compliance......................................................       37
ITEM   7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................       37
ITEM    8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................       40
ITEM    9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
               DISCLOSURE..................................................................       65


                                               PART III

ITEM   10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................       65
ITEM   11.  EXECUTIVE COMPENSATION.........................................................       65
ITEM   12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................       65
ITEM   13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................       65

                                                PART IV

ITEM   14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.........................       65


PART I

ITEM 1.       BUSINESS

                                     GENERAL

         Pacific Crest Capital, Inc. ("Pacific Crest" or the "Parent") is a bank holding company principally engaged in commercial real estate and Small Business Administration ("SBA") lending through its wholly owned subsidiary, Pacific Crest Bank (the "Bank"). During the fourth quarter of 1999, Pacific Crest became a bank holding company regulated by the Board of Governors of the Federal Reserve System (the "Federal Reserve") as part of the conversion of the Bank's charter to that of a state commercial bank. See "Pacific Crest Bank" below. Unless the context otherwise indicates, the "Company" refers to Pacific Crest and its wholly owned subsidiaries, Pacific Crest Bank and PCC Capital I.

FORWARD-LOOKING INFORMATION

         Certain matters discussed in this Annual Report on Form 10-K may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. Forward-looking statements include, but are not limited to, statements preceded by, followed by or that include the word "will," "believes," "expects," "anticipates," "intends," "plans," "estimates" or similar expressions. The Company's actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see Item 1. "Business - Risk Factors - Business Considerations and Certain Factors that May Affect Future Results of Operations and Stock Price." Management of the Company believes that these forward-looking statements are reasonable; however, undue reliance should not be placed on such statements, which are based on current expectations.

PACIFIC CREST BANK

         Pacific Crest Bank is a California commercial bank that is supervised and regulated by the California Department of Financial Institutions (the "Department" or "DFI") and the Federal Deposit Insurance Corporation ("FDIC"). In September 1999, the Bank filed an application with the DFI to convert from a California industrial loan company to a California commercial bank. In December 1999, the Bank received all of the necessary regulatory approvals, and on December 15, 1999 completed its conversion from an industrial loan company to a commercial bank. The Bank converted to a commercial bank primarily in order to offer full-service checking accounts and pursue full-service online banking. The Bank anticipates that it will begin to offer full-service checking accounts during 2000, and to offer full-service online banking during 2001. The Bank's deposits are insured by the FDIC up to applicable limits.

         Pacific Crest Bank concentrates on marketing to and serving the needs of individuals and small and medium sized businesses in California, Arizona, Oregon and Washington. The Bank conducts its deposit operations through three branch offices, located in Beverly Hills, Encino and San Diego, California. The Bank currently offers savings accounts, money market checking accounts and certificates of deposit and plans to offer demand deposit checking accounts in the second half of 2000. However, the Bank does not offer other traditional banking services such as travelers' checks and safe deposit boxes. The Bank has focused its lending activities on loans secured by commercial real estate and small business loans under the federal SBA program. Pacific Crest Bank conducts its lending operations through its lending and marketing representatives located in Southern California and through its correspondent loan brokers located in California, Arizona, Washington, and Oregon.

PCC CAPITAL I

         PCC Capital I ("PCC Capital") is a statutory business trust created under Delaware law for the exclusive purpose of issuing and selling 9.375% Cumulative Trust Preferred Securities (the "Trust Preferred Securities").

         On September 22, 1997, PCC Capital completed a $17.25 million public offering of Trust Preferred Securities and invested the gross proceeds of $17.25 million from the offering in 9.375% junior subordinated debentures issued by Pacific Crest. The junior subordinated debentures were issued concurrent with the issuance of the Trust Preferred Securities. The interest on the junior subordinated debentures paid by Pacific Crest to PCC Capital represents the sole revenues of PCC Capital and the sole source of dividend distributions to the holders of the Trust Preferred Securities. Pacific Crest has fully and unconditionally guaranteed all of PCC Capital's obligations under the Trust Preferred Securities.

         Pacific Crest has the right, assuming no default has occurred, to defer payments of interest on the junior subordinated debentures at any time for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities will mature on October 1, 2027, but can be called after October 1, 2002 by PCC Capital.

         The Trust Preferred Securities are presented on a separate line on the Consolidated Balance Sheets under the caption "Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures." For financial reporting purposes, the Company records the dividend distributions on the Trust Preferred Securities as "Interest expense - trust preferred securities" on the Consolidated Statements of Income.

                                      LOANS

LENDING

         The Bank's primary focus in lending activities is the origination of adjustable rate and fixed rate commercial real estate loans and SBA loans in California, Arizona, Oregon and Washington. Loans are generally made for terms of one to ten years. At December 31, 1999, the Company's loan composition by interest rate repricing index was as follows:

         - 55.8% of the loan portfolio priced at a margin over either Bank of America's prime lending rate or the published WALL STREET JOURNAL prime lending rate;
         - 21.8% of the loan portfolio priced at a margin over either the six-month or one-year Treasury Bill rate;
         - 3.7% of the loan portfolio priced at a margin over the Federal Home Loan Bank Board's 11th District Cost of Funds Index;
         - 1.5% of the loan portfolio priced at a margin over either the six-month or one-month London Interbank Offered Rate ("LIBOR"); and
         - 17.2% of the loan portfolio was fixed rate and did not reprice.

         Of the 82.8% of the Company's loans that reprice, approximately 40.1% will reprice on a quarterly basis. The remaining 42.7% of the repriceable loans will reprice within the next 12 months to 60 months. These loans are generally prime rate and Treasury rate loans that may not initially reprice for up to five years and are fixed rate during the first several years. A significant number of loans have interest rate floors and ceilings that limit the interest rate repricing of the loans. As of December 31, 1999, the loan portfolio consisted of 570 commercial real estate and SBA loans with an average loan balance of $643,000.

COMMERCIAL REAL ESTATE LENDING

         The Bank's loans have been primarily originated through referrals from commercial loan brokers, banks, realtors, and other third parties for which the borrower pays a referral fee ranging from 1/2% to 1% of the loan amount. The Bank employs commercial marketing representatives, who maintain contacts with loan referral sources in California, Arizona, Oregon and Washington, screen referred transactions and provide customer service. The credit approval process includes an examination of the cash flow and debt service coverage of the property serving as loan collateral, as well as the financial condition and credit references of the borrower. Following analysis of the borrower's credit, cash flows and collateral, loans are submitted to the Bank's Credit Committee for approval. The Bank's senior management is actively involved in its commercial lending activities and collateral valuation process. The Bank obtains independent third party appraisals of all properties securing its loans. In addition, the Bank employs individuals who serve as internal property analysts to inspect properties and review the third party appraisals for the benefit of the Credit Committee.

         During the fourth quarter of 1999, the Company modified its loan origination system for loans originated outside of Southern California. The Company has recruited and is currently in the process of recruiting correspondent loan agents (independent contractors who are not employees) to represent it in Seattle, Portland, Phoenix, Oakland and Sacramento and has closed Company loan production offices within these cities. These loan production offices previously had each been staffed with one loan production officer.

         The Bank currently originates loans that generally fall within a range of $100,000 to $3.5 million in size. It is anticipated by management that the Bank's Board of Directors will periodically adjust and modify its underwriting criteria in response to economic conditions and business opportunities.

SBA LENDING

         During 1997, the Company initiated an SBA loan program. Loans made by the Company under programs offered by the SBA are generally made to small businesses for the purchase of businesses, purchase or construction of facilities, purchase of equipment or working capital. The loans generally carry guarantees from the SBA that range from 75% - 90% of the balance loaned. Borrowers are required to provide adequate collateral for these loans, similar to other commercial business loans. Under its SBA program, the Company sells the guaranteed portion of selected SBA loans that it originates. The Company retains the unguaranteed portion of the loans, as well as the servicing on the loans, for which it is paid a fee. SBA loans are all variable rate based upon the WALL STREET JOURNAL prime lending rate. The loan servicing spread is generally a minimum of 1.00% on all loans.

         During October 1999, the Bank was awarded "preferred lender" status in the SBA San Diego region. Preferred lender status is the highest designation granted lenders by the SBA and should facilitate the marketing and loan approval process for new SBA loans in the San Diego region. It is the Company's intention to gain preferred lender status in all of the West Coast SBA regions where the Bank operates.

SECONDARY MARKET LOAN SALES PROGRAM

         During 1998, the Company initiated a commercial fixed rate real estate loan program designed to originate loans for both the Company's portfolio and for potential sale in the secondary market. During the first quarter of 1999, the Company established an office in Orange County, California to coordinate and originate loans under this program. The office was staffed with six employees. During January 2000, the Company closed this office and moved the operations to its headquarters in Agoura Hills, California.

LOAN PORTFOLIO

         The Bank focuses its lending activities on commercial real estate loans and SBA loans to investors and small and medium sized businesses. The following table presents the categories of the Bank's loans at the dates indicated (dollars in thousands):


                                                                  DECEMBER 31,
                                     -----------------------------------------------------------------------
                                        1999           1998           1997          1996           1995
------------------------------------------------------------------------------------------------------------
Commercial real estate                  $357,312       $278,614       $223,902      $206,172       $193,332
Single-family residential                    571          1,194          1,593         1,596          3,169
Commercial business/SBA/other              5,181          4,476          6,401         3,944          2,242
SBA loans held for sale                    3,269          4,784              -             -              -
------------------------------------------------------------------------------------------------------------
Gross loans                              366,333        289,068        231,896       211,712        198,743
Less: deferred loan fees                    (381)          (582)          (763)         (617)        (1,965)
Less: allowance for loan losses           (6,450)        (5,024)        (4,100)       (3,400)        (4,500)
------------------------------------------------------------------------------------------------------------
 Net loans                              $359,502       $283,462       $227,033      $207,695       $192,278
------------------------------------------------------------------------------------------------------------


MATURITIES OF LOAN PORTFOLIO

         The table below sets forth the contractual maturities of the Bank's outstanding gross loans at December 31, 1999. Loans that have adjustable or floating interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses (dollars in thousands):


                                                          MATURITY         NUMBER           LOAN
                                                            DATE          OF LOANS         BALANCE
------------------------------------------------------------------------------------------------------
Loans maturing within one year                              2000             32              $ 23,554
Loans maturing after one year
     but within two years                                   2001             18                 8,488
Loans maturing after two years
     but within three years                                 2002             13                 8,445
Loans maturing after three years
     but within five years                              2003 - 2004          18                 8,385
Loans maturing after five years
     but within ten years                               2005 - 2009          322              240,593
Loans maturing after ten years                           After 2009          167               76,868
------------------------------------------------------------------------------------------------------
          Total                                                              570            $ 366,333
------------------------------------------------------------------------------------------------------


                              NON-PERFORMING ASSETS

         Non-performing assets consist of non-accrual loans and other real estate owned. Total non-performing assets declined in 1999 from $0.8 million or 0.12% of total assets at December 31, 1998 to $0.2 million or 0.03% of total assets at December 31, 1999. At December 31, 1999, the Company had one loan of $210,000 on non-accrual status, and the Company had one loan of $295,000 that was 31 to 60 days delinquent.

 NON-PERFORMING ASSETS AND RESTRUCTURED LOANS

         The following table sets forth (a) loans accounted for on a non-accrual basis, (b) other real estate owned, (c) and loans that were "troubled debt restructurings" at the dates indicated (dollars in thousands):


                                                                                        DECEMBER 31,
                                                                ------------------------------------------------------------
                                                                   1999         1998         1997         1996        1995
----------------------------------------------------------------------------------------------------------------------------
Non-accrual loans                                                   $ 210       $   -      $   228      $ 1,386     $ 4,985
Other real estate owned                                                 -         806        2,064        3,469       4,355
----------------------------------------------------------------------------------------------------------------------------
Total non-performing assets                                         $ 210       $ 806      $ 2,292      $ 4,855     $ 9,340
----------------------------------------------------------------------------------------------------------------------------
Troubled debt restructurings                                        $   -       $   -      $   899      $   719     $ 8,757
----------------------------------------------------------------------------------------------------------------------------
Non-accrual loans to gross loans                                    0.06%           -        0.10%        0.65%       2.51%
Total non-performing assets to total assets                         0.03%       0.12%        0.49%        1.60%       3.60%
Allowance for loan losses to non-accrual loans                   3071.43%           -     1798.20%      245.30%      90.30%
----------------------------------------------------------------------------------------------------------------------------



NON-ACCRUAL LOANS

         Non-accrual loans are loans, not classified as "troubled debt restructurings" that show little or no current payment ability. These loans are supported, however, by collateral or cash flow that support the collectibility of the Company's remaining book balance. Non-accrual loan balances are net of any prior write-offs, but any specifically assigned general allowance for loan losses is not deducted from the non-accrual loan balances.

         The Company's general policy is to discontinue the accrual of interest on a loan when any installment payment is 61 days or more past due, or when management otherwise determines the collectibility of principal or interest is unlikely prior to the loan becoming 61 days past due.

         Interest income on non-accrual loans is subsequently recognized when the loan becomes contractually current. Accounts that are deemed uncollectible by management or for which no payment has been received for five months are charged off for the amount that exceeds management's estimated net realizable value of the underlying real estate collateral.

         The Company's general policy is to initiate foreclosure proceedings when loans become more than 30 days past due. Some loans that are more than 30 days past due are never actually foreclosed, however, because the borrower brings the account current either before a formal notice of default is filed or before the property goes to foreclosure sale.

         On loans that are more than 60 days past due, updated third party appraisals generally are ordered to ascertain the current fair market value of the loan collateral. Between the time the updated appraisals are ordered and the time they are received, (normally about a 60 day period), management evaluates the loan collateral position to ascertain the amount of general loan loss reserves that should be allocated to the loan. Upon receipt of the third party appraisal, further general loan loss reserves are allocated, if necessary, based on the estimated net realizable value of the collateral (which is calculated based on the estimated sales price of the collateral less all selling costs).

         The calculation of the adequacy of the allowance for loan losses is based on a variety of factors, including loan classifications and underlying loan collateral values, and is not tied directly to the level of non-accrual loans. Therefore, changes in the amount of non-accrual loans will not necessarily result in an associated increase or decrease in the allowance for loan losses.

         The amount of interest income that would have been recorded in 1999, 1998 and 1997 had the Company's non-accrual loans been current in accordance with their original terms was $48,000, $7,000 and $390,000, respectively. The amount of interest income actually recorded on these loans and included in net earnings for 1999, 1998 and 1997 was $24,000, $0 and $141,000, respectively.

         The following table represents the major components of the changes in the non-accrual loans for the periods indicated (dollars in thousands):


                                                                   YEARS ENDED DECEMBER 31,
                                                             -------------------------------------
                                                                   1999         1998        1997
--------------------------------------------------------------------------------------------------
Non-accrual loans at beginning of period                          $     -       $ 228     $ 1,386
      Additions                                                     3,053           -       3,325
      Reinstatements to accrual status                             (2,527)          -        (269)
      Transfers to OREO                                                 -        (208)     (1,376)
      Charge-offs                                                    (287)        (20)       (468)
      Payments/payoffs/other                                          (29)          -      (2,370)
--------------------------------------------------------------------------------------------------
Net increase (decrease)                                               210        (228)     (1,158)
--------------------------------------------------------------------------------------------------
Non-accrual loans at end of period                                $   210       $   -     $   228
--------------------------------------------------------------------------------------------------


OTHER REAL ESTATE OWNED

         Assets classified as other real estate owned ("OREO") include foreclosed real estate owned by the Company. The Company had no properties in this category at December 31, 1999. The Company records its OREO properties at the lower of cost or fair value. This may require the Company to make valuation adjustments to its OREO based on current collateral appraisal data and other relevant information, which effectively reduces the book value of such assets to their estimated fair value less selling cost. The fair value of the real estate takes into account the real estate values net of expenses such as brokerage commissions, past due property taxes, property repair expenses, and other items. The estimated sale price utilized by the Company may not necessarily reflect the appraisal value which management believes, in some cases, to be higher than what could be realized in a sale of the OREO.

         The following table represents the major components of the changes in the OREO for the periods indicated (dollars in thousands):


                                                               YEARS ENDED DECEMBER 31,
                                                       -------------------------------------
                                                              1999        1998        1997
--------------------------------------------------------------------------------------------
OREO balance at beginning of period                           $ 806     $ 2,064     $ 3,469
       Transfers from non-accrual loans                           -         208       1,376
       Write-downs                                              (43)        (50)       (370)
       Payments/other                                           (51)        (84)       (136)
       Sales                                                   (712)     (1,332)     (2,275)
--------------------------------------------------------------------------------------------
Net decrease                                                   (806)     (1,258)     (1,405)
--------------------------------------------------------------------------------------------
OREO balance at end of period                                 $   -     $   806     $ 2,064
--------------------------------------------------------------------------------------------


TROUBLED DEBT RESTRUCTURINGS

         A troubled debt restructuring ("TDR") is a loan in which the Company, for reasons related to the borrower's financial difficulties, grants a permanent concession to the borrower, such as a reduction in the loan's fully-indexed interest rate, a reduction in the face amount of the debt, or an extension of the maturity date of the loan, that the Company would not otherwise consider. At December 31, 1999, the Company had no loans categorized as a TDR. The TDR balances are reflected net of any prior write-offs, but any specifically assigned general allowance for loan losses is not deducted from the TDR balances.

         The following table represents the major components of the changes in the TDRs for the periods indicated (dollars in thousands):


                                                              YEARS ENDED DECEMBER 31,
                                                       -----------------------------------
                                                            1999         1998        1997
------------------------------------------------------------------------------------------
TDR balance at beginning of period                           $ -        $ 899       $ 719
   Transfers to accruing loans                                 -         (899)          -
   Charge-offs/other                                           -            -         180
------------------------------------------------------------------------------------------
Net (decrease) increase                                        -         (899)        180
------------------------------------------------------------------------------------------
TDR balance at end of period                                 $ -        $   -       $ 899
------------------------------------------------------------------------------------------


OTHER LOANS OF CONCERN (POTENTIAL PROBLEM LOANS)

         In addition to non-accrual loans and TDRs, as of December 31, 1999, the Company had three loans with aggregate outstanding loan balances of $3.2 million with respect to which known information about the possible credit problems of the borrowers or the cash flows of the properties securing the loans have caused management concern about the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such loans in the non-performing loan category. This compares with four loans with aggregate outstanding loan balances of $2.7 million at December 31, 1998.

                            ALLOWANCE FOR LOAN LOSSES

CLASSIFIED ASSETS

         In connection with examinations of insured institutions, the FDIC and the DFI examiners have the authority to identify problem assets and, if necessary, require them to be classified. There are three primary classifications for problem assets: "substandard," "doubtful" and "loss." "Substandard" assets are assets that are characterized by the distinct possibility that the institution will sustain some loss if deficiencies are not corrected. "Doubtful" assets have all of the weaknesses inherent in "substandard" loans, but also have the characteristic that, on the basis of existing facts, conditions and values, collection or liquidation in full is highly questionable and improbable. "Loss" assets are assets that are considered uncollectible. Assets that are classified "loss" require the institution either to establish a specific reserve in the amount of 100% of the portion of the asset classified "loss" or to charge-off the asset. In addition, the FDIC characterizes certain assets as "special mention." These are assets that do not currently warrant classification but possess weaknesses deserving management's close attention.

         In addition, the Company utilizes an internally developed loan classification and monitoring system in determining the appropriate level of the allowance for loan losses. This system involves periodic reviews of the entire loan portfolio and loan classifications based on that review.

ALLOWANCE FOR LOAN LOSSES

         The Company's allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio. Since the Company's loan portfolio consists primarily of term loans secured by commercial real property, general loan loss reserves are typically established by assigning all loans to specified risk categories and then determining the appropriate levels of reserve for each risk category. A special management "Reserve Committee" meets monthly to review the loan portfolio, delinquency trends, collateral value trends, non-performing asset data and other material information. The amount of the allowance is based upon management's evaluation of numerous factors, including the adequacy of collateral securing the loans in the Company's portfolio, delinquency trends, historical loan loss experience, and existing economic conditions.

         Based on evaluations of the aforementioned considerations, the Company establishes its allowance for loan losses. The allowance for loan losses expressed, as a percentage of total net loans, was 1.76% at December 31, 1999, 1.74% at December 31, 1998 and 1.77% at December 31, 1997.

         The full Board of Directors reviews the adequacy of the allowance for loan losses on a quarterly basis. Management utilizes its best judgment in providing for possible loan losses and establishing the allowance for loan losses. However, the allowance is an estimate, which is inherently uncertain and depends on the outcome of future events. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based upon their judgment of the information available to them at the time of their examination.

         Adverse economic conditions or a declining real estate market could adversely affect certain Bank borrowers' abilities to contractually repay their loans. A decline in the economy could result in deterioration in the quality of the loan portfolio and could result in high levels of non-performing assets and charge-offs, which would adversely affect the financial condition, and results of operations of the Company.

         The following table sets forth certain information with respect to the Company's allowance for loan losses and valuation adjustments to OREO as of the dates or for the periods indicated (dollars in thousands):


                                                                          AT OR FOR THE YEARS ENDED DECEMBER 31,
                                                               -------------------------------------------------------------
                                                                    1999        1998         1997        1996        1995
----------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR LOAN LOSSES ACTIVITY:
  Allowance for loan losses at beginning of period                 $ 5,024     $ 4,100      $ 3,400     $ 4,500     $ 8,075
    Provision for loan losses                                        1,677         910        1,135       1,917         960
    Addition due to purchase                                             -           -            -         191           -
    Net loan charge-offs (recoveries):
       Charge-offs: commercial real estate                             280          20          468       3,452       4,757
       Charge-offs: commercial business                                  7           -            -           -           -
       Recoveries: commercial real estate                              (36)        (34)         (33)       (244)       (222)
----------------------------------------------------------------------------------------------------------------------------
    Net loan charge-offs (recoveries)                                  251         (14)         435       3,208       4,535
----------------------------------------------------------------------------------------------------------------------------
  Allowance for loan losses at end of period                       $ 6,450     $ 5,024      $ 4,100     $ 3,400     $ 4,500
----------------------------------------------------------------------------------------------------------------------------

NET LOAN CHARGE-OFFS AND OREO VALUATION ADJUSTMENTS
  Net loan charge-offs (recoveries)                                  $ 251       $ (14)       $ 435     $ 3,208     $ 4,535
  OREO valuation adjustments                                            43          50          370         155         344
----------------------------------------------------------------------------------------------------------------------------
  Total net loan charge-offs (recoveries) and
       OREO valuation adjustments                                    $ 294        $ 36        $ 805     $ 3,363     $ 4,879
----------------------------------------------------------------------------------------------------------------------------

ASSET QUALITY RATIOS:
  Net loan charge-offs (recoveries) to average loans                 0.07%      (0.01%)       0.20%       1.68%       2.45%
  Net loan charge-offs (recoveries) and OREO valuation
       adjustments to average loans and OREO                         0.08%       0.01%        0.36%       1.73%       2.57%
  Allowance for loan losses to total loans,
       net of deferred fees                                          1.76%       1.74%        1.77%       1.61%       2.29%
  Allowance for loan losses
        to non-accrual loans                                         3071%           -        1798%        245%         90%
----------------------------------------------------------------------------------------------------------------------------


         The following table sets forth the allocation of the Company's allowance for loan losses among the Company's loan categories as of the dates indicated (dollars in thousands):


                                                                     DECEMBER 31,
                                 -------------------------------------------------------------------------------------------
                                    1999              1998              1997              1996               1995
                                 -------------------------------------------------------------------------------------------
                                 ALLOWANCE     %    ALLOWANCE    %    ALLOWANCE    %    ALLOWANCE    %    ALLOWANCE     %
                                  FOR LOAN     OF   FOR LOAN     OF   FOR LOAN     OF   FOR LOAN     OF    FOR LOAN     OF
                                   LOSSES    TOTAL   LOSSES    TOTAL   LOSSES    TOTAL   LOSSES    TOTAL    LOSSES    TOTAL
----------------------------------------------------------------------------------------------------------------------------
Commercial real estate              $ 6,291     98%   $ 4,823    96%    $ 3,936     96%   $ 3,172     93%    $ 4,365    97%
Single-family residential                10    -           20   -            41      1%       155      5%         90     2%
Commercial business/SBA/other           149      2%       181     4%        123      3%        73      2%         45     1%
----------------------------------------------------------------------------------------------------------------------------
 Total                              $ 6,450    100%   $ 5,024   100%    $ 4,100    100%   $ 3,400    100%    $ 4,500   100%
----------------------------------------------------------------------------------------------------------------------------


                                   INVESTMENTS

         The Company's investment portfolio is used for both liquidity purposes and for investment income. The following table sets forth certain information regarding the Company's investment portfolio as of the dates indicated (dollars in thousands):


                                                                             DECEMBER 31,
                                                    ----------------------------------------------------------------
                                                         1999         1998         1997         1996         1995
--------------------------------------------------------------------------------------------------------------------
U.S. government sponsored agency securities:
     Available for sale                                $236,927     $309,525     $217,738     $ 52,534       $    -
     Held to maturity                                         -            -        4,998       30,960            -
Corporate debt securities
     available for sale                                   3,833       11,736            -            -            -
--------------------------------------------------------------------------------------------------------------------
 Total investment securities                           $240,760     $321,261     $222,736     $ 83,494       $    -
--------------------------------------------------------------------------------------------------------------------
Securities purchased under
     resale agreements                                  $ 3,501     $ 22,048      $   426      $   262     $ 53,749
--------------------------------------------------------------------------------------------------------------------


INVESTMENT SECURITIES

         The Company's investment securities portfolio at December 31, 1999 consisted of fixed rate investments in callable bonds and mortgage-backed securities of U.S. government sponsored agencies (i.e. Fannie Mae, Freddie Mac, Federal Home Loan Bank and Government National Mortgage Association) as well as variable rate investments in investment grade corporate debt securities. These securities have call features that allow the issuer to retire (call) an individual security prior to that security's stated maturity date. As of December 31, 1999, the securities had various call dates ranging from one month to 19 months.

         The following table sets forth the composition of the Company's investment securities portfolio at December 31, 1999 (dollars in thousands):


                                                                         DECEMBER 31, 1999
                                                             -----------------------------------------
                                                                                           WEIGHTED
                                                              AMORTIZED      ESTIMATED      AVERAGE
                                                                 COST        FAIR VALUE      COUPON
-------------------------------------------------------------------------------------------------------
Fannie Mae (FNMA) callable bonds                               $121,351        $116,639        6.19%
Freddie Mac (FHLMC) callable bonds                               88,980          84,286        6.62%
Federal Home Loan Bank (FHLB) callable bonds                     33,295          32,146        7.14%
Fannie Mae (FNMA) mortgage-backed securities                      2,526           2,483        7.50%
Government National Mortgage Association (GNMA)
     mortgage-backed securities                                   1,470           1,373        6.50%
-------------------------------------------------------------------------------------------------------
Total U.S. government sponsored agency securities               247,622         236,927        6.49%
Corporate debt securities                                         4,094           3,833        7.36%
-------------------------------------------------------------------------------------------------------
Total investment securities                                    $251,716        $240,760        6.51%
-------------------------------------------------------------------------------------------------------


SECURITIES PURCHASED UNDER RESALE AGREEMENTS

         The Company invests excess cash overnight and up to 3 months in securities purchased under resale agreements ("repurchase agreements"). The Company has master repurchase agreements with several nationally recognized banks and broker-dealers. The maximum investment with one brokerage firm or bank may not exceed $25 million. Collateral securing the repurchase agreements is limited to U.S. Treasury bonds, notes and bills, and securities issued by either U.S. government agencies or U.S. government sponsored agencies. Collateral securing the repurchase agreements is restricted to non-derivative types of securities by the aforementioned agencies. Collateral securing the repurchase agreements is held for safekeeping under third-party custodial agreements and is required to be segregated and separately accounted for from all other securities held by the custodian for its other customers or for its own account.

                                    DEPOSITS

         The following table sets forth information regarding the composition of the Company's deposits as of the dates indicated (dollars in thousands):

                                                                         DECEMBER 31,
                                              ----------------------------------------------------------------------
                                                 1999           1998          1997           1996          1995
--------------------------------------------------------------------------------------------------------------------
   Savings accounts                              $196,368       $276,011      $200,255       $157,789      $173,725
   Certificates of deposit                        269,233        182,979       131,213         88,826        60,785
   Money market checking accounts                  18,783         23,849        16,703         20,080             -
--------------------------------------------------------------------------------------------------------------------
 Total deposits                                  $484,384       $482,839      $348,171       $266,695      $234,510
--------------------------------------------------------------------------------------------------------------------

         The Company's primary source of funds is FDIC-insured deposits raised through the Bank. The Company has deposit-gathering branches located in Beverly Hills, Encino and San Diego, California. The Company's headquarters office in Agoura Hills is an administrative office and does not take deposits. The Company's current deposit products include savings accounts, limited draft money market checking accounts and term certificates of deposit with 30-day to five-year maturities. The Company plans to offer demand deposit checking accounts in the second half of 2000. The Company attracts depositors by offering rates that are generally higher than rates offered by independent commercial banks and savings and loans that offer a broader array of services. The Company also conducts a wholesale deposit operation through which deposits from other financial institutions located throughout the United States are solicited. The Company does not purchase brokered deposits. Management believes its deposits are a stable and reliable funding source. At December 31, 1999, the Company had total deposits of $484.4 million with 12,004 accounts.

                                   BORROWINGS

         The following table sets forth information regarding the composition of the Company's borrowings as of the dates indicated (dollars in thousands):

                                                                                 DECEMBER 31,
                                                      ----------------------------------------------------------------------
                                                         1999           1998          1997           1996          1995
----------------------------------------------------------------------------------------------------------------------------
Securities sold under repurchase agreements              $ 30,500       $ 30,779      $ 21,500       $ 10,000             -
Borrowings from State of California                        20,000              -             -              -             -
Term borrowings                                            40,000         79,450        45,000              -             -
Trust preferred securities (1)                             17,250         17,250        17,250              -             -
----------------------------------------------------------------------------------------------------------------------------
 Total borrowings                                        $107,750       $127,479      $ 83,750       $ 10,000           $ -
----------------------------------------------------------------------------------------------------------------------------

(1) For a description of the trust preferred securities see Item I. "Business - General - PCC Capital I"


SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

         A secondary source of funds for the Company consists of short-term borrowings in the form of securities sold under repurchase agreements ("reverse repurchase agreements"). The Company has set up short-term borrowing lines with four brokers aggregating $95.0 million. The repayment terms on this short-term debt range from one day up to three months. The interest rate paid can vary daily, but typically approximates the federal funds rate plus 25 basis points. These borrowings are secured by pledging specific amounts of certain U.S. government sponsored agency securities. The Company utilizes these borrowing lines to cover short-term financing needs. The balance outstanding as of December 31, 1999 totaled $30.5 million, which was comprised of $25.0 million, drawn against the $95.0 million short-term borrowing lines described above, and $5.5 million, drawn against the Company's $45.0 million medium-term borrowing facility described below under "Term Borrowings." The remaining borrowing availability under the Company's short-term borrowing lines at December 31, 1999 was $70.0 million.

BORROWINGS FROM STATE OF CALIFORNIA

         The State of California Treasurer's Office has a fixed rate lending program whereby an eligible bank may borrow an amount not to exceed its total shareholders' equity. Borrowing maturity dates under this program cannot exceed one year. As of December 31, 1999, the Bank's total shareholder's equity was $37.4 million, against which the Bank had borrowed $20.0 million, leaving an available amount of $17.4 million. The State of California requires collateral with a value of at least 110% of the outstanding borrowing amount. The Bank has pledged specific amounts of certain U.S. government sponsored agency securities to meet this collateral requirement.

TERM BORROWINGS

         The Company has a fixed rate, medium-term borrowing facility of $45.0 million through one broker. This facility allows the Company to borrow for periods of up to one year. This debt is secured by pledging specific amounts of certain U.S. government sponsored agency securities. Borrowings on this facility with an original maturity up to 90 days are classified on the Consolidated Balance Sheets as "Securities sold under repurchase agreements," while borrowing with an original maturity in excess of 90 days are classified as "Term borrowings." At December 31, 1999, the Company had borrowings outstanding of $5.5 million, leaving an unused credit availability of $39.5 million. The $5.5 million outstanding at December 31, 1999 had an original maturity of 90 days and was thus classified as "Securities sold under repurchase agreements."

         The Company has a fixed rate, long-term borrowing facility of $95.0 million over one year through one broker dealer. This debt is secured by pledging specific amounts of certain U.S. government sponsored agency securities. Additionally, these borrowings are fixed rate and have call features that allow the lender to call the debt prior to the stated maturity date. At December 31, 1999, the Company had borrowings outstanding of $40.0 million, leaving an unused credit availability of $55.0 million. The $40.0 million outstanding at December 31, 1999 is callable at various times during 2000.

                                    EMPLOYEES

         As of December 31, 1999, the Company employed 70 persons. Management believes that its relations with its employees are good. The Company is not a party to any collective bargaining agreement.

                                   REGULATION

GENERAL

         Bank holding companies and banks are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of stockholders of the Company. Set forth below is a summary description of the material laws and regulations that relate to the operations of Pacific Crest and the Bank. The description is qualified in its entirety by reference to the applicable laws and regulations.

PACIFIC CREST CAPITAL, INC.

         Pacific Crest, as a registered bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA"). Pacific Crest is required to file with the Federal Reserve quarterly, semi-annual, and annual reports and such additional information as the Federal Reserve may require pursuant to the BHCA. The Federal Reserve may conduct examinations of Pacific Crest and its subsidiaries.

         The Federal Reserve may require that Pacific Crest terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the Federal Reserve believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The Federal Reserve also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, Pacific Crest must file written notice and obtain approval from the Federal Reserve prior to purchasing or redeeming its equity securities.

         Under the BHCA and regulations adopted by the Federal Reserve, a bank holding company and its non-banking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services. Further, Pacific Crest is required by the Federal Reserve to maintain certain levels of capital. See "--Capital Standards."

         Pacific Crest is required to obtain the prior approval of the Federal Reserve for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the Federal Reserve is also required for the merger or consolidation of Pacific Crest and another bank holding company.

         Pacific Crest is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries. However, Pacific Crest, subject to the prior approval of the Federal Reserve, may engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

         Under Federal Reserve regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve's regulations or both.

         Pacific Crest is also a bank holding company within the meaning of
Section 3700 of the California Financial Code. As such, Pacific Crest and its subsidiaries are subject to examination by, and may be required to file reports with, the California Department of Financial Institutions.

         Pacific Crest's securities are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As such, Pacific Crest is subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Exchange Act.

PACIFIC CREST BANK

         Effective December 15, 1999, the Bank converted its charter from that of a California industrial loan company to that of a California commercial bank. As a California commercial bank, the Bank is subject to primary supervision, periodic examination, and regulation by the Commissioner and the FDIC. To a lesser extent, the Bank also is subject to certain regulations promulgated by the Federal Reserve. If, as a result of an examination of the Bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the Bank's deposit insurance, which for a California commercial bank would result in a revocation of the Bank's charter. The Commissioner has many of the same remedial powers.

         Various requirements and restrictions under the laws of the State of California and the United States affect the operations of the Bank. State and federal statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, and capital requirements. Further, the Bank is required to maintain certain levels of capital. See "- Capital Standards."

FINANCIAL SERVICES MODERNIZATION LEGISLATION

         On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act"). The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company. "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

         Generally, the Financial Services Modernization Act:

                  - Repeals historical restrictions on, and eliminates many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial service providers;

                  - Provides a uniform framework for the functional regulation of the activities of banks, savings institutions, and their holding companies;

                  - Broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

                  - Provides an enhanced framework for protecting the privacy of consumer information;

                  - Adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

                  - Modifies the laws governing the implementation of the Community Reinvestment Act ("CRA"), and

                  - Addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

         In order for Pacific Crest to take advantage of the ability to affiliate with other financial services providers, Pacific Crest must become a "Financial Holding Company" as permitted under an amendment to the BHCA. To become a Financial Holding Company, Pacific Crest would file a declaration with the Federal Reserve, electing to engage in activities permissible for Financial Holding Companies and certifying that it is eligible to do so because all of its insured depository institution subsidiaries are well-capitalized and well-managed. See "Capital Standards." In addition, the Federal Reserve must also determine that each insured depository institution subsidiary of Pacific Crest has at least a "satisfactory" CRA rating. See "- Community Reinvestment Act and Fair Lending Developments." Pacific Crest currently meets the requirements to make an election to become a Financial Holding Company. Management of Pacific Crest has not determined at this time whether it will seek an election to become a Financial Holding Company.

         The Financial Services Modernization Act also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a Financial Holding Company. Financial activities include all activities permitted under new sections of the BHCA or permitted by regulation.

         A national bank seeking to have a financial subsidiary, and each of its depository institution affiliates, must be "well-capitalized" and "well-managed." The total assets of all financial subsidiaries may not exceed the lesser of 45% of a bank's total assets, or $50 billion. A national bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary. The assets of the subsidiary may not be consolidated with the bank's assets. The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities.

         The Financial Services Modernization Act also includes a new section of the Federal Deposit Insurance Act governing subsidiaries of state banks that engage in "activities as principal that would only be permissible" for a national bank to conduct in a financial subsidiary. It expressly preserves the ability of a state bank to retain all existing subsidiaries. Because, California permits commercial banks chartered by the state to engage in any activity permissible for national banks, the Bank will be permitted to form subsidiaries to engage in the activities authorized by the Financial Services Modernization Act, to the same extent as a national bank. In order to form a financial subsidiary, the Bank must be well-capitalized, and the Bank would be subject to the same capital deduction, risk management and affiliate transaction rules as are applicable to national banks.

         Pacific Crest Capital, Inc. and Pacific Crest Bank do not believe that the Financial Services Modernization Act will have a material adverse effect on our operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that Pacific Crest Capital, Inc. and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than Pacific Crest Capital, Inc. and the Bank.

DIVIDENDS AND OTHER TRANSFERS OF FUNDS

         Dividends from the Bank constitute the principal source of income to Pacific Crest, which is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to Pacific Crest. In addition, the California Department of Financial Institutions and the Federal Reserve have the authority to prohibit the Bank from paying dividends, depending upon its financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

         The FDIC and the Commissioner also have authority to prohibit the Bank from engaging in activities that, in the FDIC's and the Commissioner's opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC and the Commissioner could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the FDIC and the Federal Reserve have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or Pacific Crest may pay. An insured depository institution is prohibited from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. See "- Prompt Corrective Action and Other Enforcement Mechanisms" and "- Capital Standards" for a discussion of these additional restrictions on capital distributions.

CAPITAL STANDARDS

         The Federal Reserve and the FDIC have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk weighted percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as commercial loans.

         The federal banking agencies require a minimum ratio of 8% for qualifying total capital to risk-weighted assets (the "Total risk-based capital ratio") and a minimum ratio of 4% for Tier 1 capital to risk-weighted assets (the "Tier 1 risk-based capital ratio"). In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum ratio of Tier 1 capital to average quarterly total assets (the "leverage ratio"). For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

PROMPT CORRECTIVE ACTION AND OTHER ENFORCEMENT MECHANISMS

         Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 1999, the Bank exceeded the required ratios for classification as "well capitalized."

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

SAFETY AND SOUNDNESS STANDARDS

         The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset growth, (v) earnings, and (vi) compensation, fees and benefits. In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should: (i) conduct periodic asset quality reviews to identify problem assets, (ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses, (iii) compare problem asset totals to capital, (iv) take appropriate corrective action to resolve problem assets, (v) consider the size and potential risks of material asset concentrations, and (vi) provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk. These new guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

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

         The FDIC charges an annual assessment for the insurance of deposits, which as of December 31, 1999, ranged from 0 to 27 basis points per $100 of insured deposits, based on the risk a particular institution poses to its deposit insurance fund. The risk classification is based on an institution's capital group and supervisory subgroup assignment. Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Paperwork Reduction Act"), at January 1, 2000, Pacific Crest Bank began paying, in addition to its normal deposit insurance premium as a member of the BIF, an amount equal to approximately 2.12 basis points per $100 of insured deposits toward the retirement of the Financing Corporation bonds ("Fico Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. Members of the Savings Association Insurance Fund ("SAIF"), by contrast, pay, in addition to their normal deposit insurance premium, approximately 6.4 basis points. Under the Paperwork Reduction Act, the FDIC is not permitted to establish SAIF assessment rates that are lower than comparable BIF assessment rates. The Paperwork Reduction Act also provided for the merging of the BIF and the SAIF by January 1, 1999 provided there were no financial institutions still chartered as savings associations at that time. Although legislation to eliminate the savings association charter has been proposed, as of January 1, 1999, there were still financial institutions chartered as savings associations.

INTERSTATE BANKING AND BRANCHING

         The BHCA permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide- and state-imposed concentration limits. Pacific Crest Bank has the ability, subject to certain restrictions, to acquire by acquisition or merger branches outside its home state. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

COMMUNITY REINVESTMENT ACT AND FAIR LENDING DEVELOPMENTS

         Pacific Crest Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities.

         A bank's compliance with its CRA obligations is based on a performance-based evaluation system, which bases CRA ratings on an institution's lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. Based on an examination conducted in January, 2000, Pacific Crest Bank was rated "Satisfactory" in complying with its CRA obligations.

                                  RISK FACTORS

COMPETITION

         The banking and financial services industry in California, generally, and in the Bank's market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial service providers. The Bank competes for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other non-bank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than the Bank. In addition, recent federal legislation may have the effect of further increasing the pace of consolidation within the financial services industry. See Item 1. "Business - Regulation - Financial Services Modernization Legislation."

         In order to compete with the other financial services providers, the Bank principally relies upon local promotional activities, personal relationships established by officers, directors, and employees with its customers, and specialized services tailored to meet needs of the communities served. In those instances where the Bank is unable to accommodate a customer's needs, it may arrange for those services to be provided by its correspondents. In addition, the Bank attempts to compensate for competitive disadvantages that may exist by providing a higher level of personal service to borrowers and "hands-on" involvement by senior officers to meet borrower's needs. The Bank currently does not offer traditional banking services such as travelers' checks or safe deposit boxes and thus has a competitive disadvantage in attracting depositors. The Bank attempts to compensate for the lack of a full array of services in its branches by offering slightly higher interest rates for deposits than most of its competitors.

         The Bank conducts its operations through its three deposit branches and loan production offices located in Southern California. The Bank originates loans outside of Southern California through correspondents and brokers.

ECONOMIC CONDITIONS, GOVERNMENT POLICIES, LEGISLATION, AND REGULATION

         The Company's profitability, like most financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received on interest-earning assets, such as loans extended to its clients and securities held in its investment portfolio, comprise the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of the Company, such as inflation, recession and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on the Company cannot be predicted.

         Monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve, also influence the business of the Company. The Federal Reserve implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on the Company of any future changes in monetary and fiscal policies cannot be predicted.

         From time to time, legislative acts, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. See Item 1. "Business - Regulation."

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

(1) ECONOMIC CONDITIONS. The Company's results are strongly influenced by general economic conditions in its market areas. Accordingly, a deterioration in these conditions could have a material adverse impact on the quality of the Company's loan portfolio and the demand for its products and services. In particular, changes in economic conditions in the real estate industry may affect its performance. See Item 1. "Business - Risk Factors - Economic Conditions, Government Policies, Legislation, and Regulation."

(2) INTEREST RATES. The Company is subject to possible interest rate spread compression, which would adversely impact net interest income, if interest rates rise. The amount of such interest rate spread compression would depend upon the frequency, magnitude and duration of such interest rate increases. See Item 1. "Business - Risk Factors - Economic Conditions, Government Policies, Legislation, and Regulation", and Item 7A. -"Quantitative and Qualitative Disclosures About Market Risk."

(3) GOVERNMENT REGULATION AND MONETARY POLICY. All forward-looking statements presume a continuation of the existing regulatory environment and United States government monetary policies. The banking industry is subject to extensive federal and state regulations, and significant new laws or changes in, or repeals of, existing laws may cause results to differ materially. See
Item 1. "Business - Risk Factors - Economic Conditions, Government Policies, Legislation, and Regulation," and "- Regulation."

(4) COMPETITION. The Company competes with numerous other domestic and foreign financial institutions and non-depository financial intermediaries. Results of the Company may differ if circumstances affecting the nature or level of competition change, such as the merger of competing financial institutions or the acquisition of California institutions by out-of-state companies. See Item 1. "Business - Risk Factors - Competition."

(5) CREDIT QUALITY. A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Company has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that its management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying credit portfolios, but such policies and procedures may not prevent unexpected losses that could materially adversely affect the Company's results. See Item 1. "Business - Allowance for Loan Losses."

(6) DEPENDENCE ON KEY EMPLOYEES. If the Company were to lose key employees temporarily or permanently, particularly if they went to work for competitors, it could hurt the Company's business. The Company's future success depends on the continued contributions of existing senior management personnel.

(7) ENVIRONMENTAL CONCERNS. The cost of cleaning up or paying damages and penalties associated with environmental problems could increase operating expenses. When a borrower defaults on a loan secured by real property, the Bank often purchases the property in foreclosure or accepts a deed to the property surrendered by the borrower. The Bank may also take over the management of commercial properties whose owners have defaulted on loans. The Bank also owns and leases premises where our branches and other facilities are located. Although the Bank has lending, foreclosure and facilities guidelines intended to exclude properties with an unreasonable risk of contamination, hazardous substances may exist on some of the properties that the Bank owns, manages or occupies. The Bank may face the risk that environmental laws could force it to clean up the properties at its expense. It may cost much more to clean a property than the property is worth. The
Bank could also be liable for pollution generated by a borrower's operations if the Bank takes a role in managing those operations after a default. The Bank also may find it difficult or impossible to sell contaminated properties.

(8) NATURAL DISASTERS. The Bank's most significant operations are concentrated in Southern California. A major earthquake could result in material loss to the Bank. A significant percentage of the Bank's loans are and will be secured by real estate. California is an earthquake-prone region. The Bank has a disaster-recovery plan with off-site data processing resources located in Costa Mesa, California. However, the Bank's properties and most of the real and personal property securing the loans in the Bank's portfolio are in Southern California. Many of the Bank's borrowers could suffer uninsured property damage, experience interruption of their business or lose their jobs after an earthquake. Those borrowers might not be able to repay their loans, and the collateral for loans could decline significantly in value. Unlike a bank with operations that are more geographically diversified, the Bank is vulnerable to greater losses if an earthquake, fire, flood or other natural catastrophe occurs in Southern California.

(9) OTHER RISKS. From time to time, the Company details other risks with respect to its businesses and/or its financial results in its filings with the SEC, the FDIC and the DFI, respectively.

         The Company believes that its assumptions regarding these and other factors on which forward-looking statements are based are reasonable, such assumptions are necessarily speculative in nature, and actual outcomes can be expected to differ to some degree. Consequently, there can be no assurance that the results described in such forward-looking statements will, in fact, be achieved.

ITEM 2.       PROPERTIES.

         The Company's principal executive offices are located at 30343 Canwood Street, Agoura Hills, California 91301. Pacific Crest Bank conducts its deposit and lending operations through three branch offices located in Beverly Hills, Encino and San Diego, California. The Company leases all of its offices. Information with respect to the Company's principal executive and branch offices is as follows:

                                                 FLOOR SPACE IN        ANNUAL        LEASE EXPIRATION
LOCATION                                           SQUARE FEET          RENT               DATE
-------------------------------------------------------------------------------------------------------
   Agoura Hills, California                          16,361             $290,370           2006
   Beverly Hills, California                          3,102              169,404           2001
   Encino, California                                 3,310               64,800           2007
   San Diego, California                              4,505              117,120           2010
-------------------------------------------------------------------------------------------------------

ITEM 3.       LEGAL PROCEEDINGS.

         There is one lawsuit and claim pending against the Company which management considers incidental to normal operations. Management, after review, including consultation with counsel, believes that any ultimate liability that could arise from this lawsuit and claim, would not materially affect the financial position, results of operations or liquidity of the Company.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 4(a).    EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following individuals are executive officers of the Company as of December 31, 1999. Pertinent information relating to these individuals is set forth below. There are no family relationships between any of the officers. All of the Company's officers hold their respective offices at the pleasure of the Board of Directors, subject to the rights, if any, of an officer under any contract of employment.

   GARY WEHRLE - CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER OF PACIFIC
      CREST - AGE 57

         Mr. Wehrle has served as Chairman of the Board of Pacific Crest since October 20, 1993, and President and Chief Executive Officer of Pacific Crest since September 10, 1993. Mr. Wehrle has served as President and Chief Executive Officer of the Bank since 1984. Mr. Wehrle served as Executive Vice President of the Foothill Group, Inc. from 1980 to 1993.

   GONZALO FERNANDEZ - EXECUTIVE VICE PRESIDENT OF PACIFIC CREST - AGE 57

         Mr. Fernandez has served as Executive Vice President of Pacific Crest since June 20, 1994. Mr. Fernandez has served as Executive Vice President of the Bank since June 20, 1994. From May 1988 to June 1994, he served as Senior Vice President of City National Bank.

   LYLE C. LODWICK - EXECUTIVE VICE PRESIDENT OF PACIFIC CREST - AGE 46

         Mr. Lodwick has served as Executive Vice President of Pacific Crest since September 10, 1993. Mr. Lodwick has served as Executive Vice President of the Bank since 1992 and, prior to that, served as Senior Vice President of the Bank from 1988 to 1992.

   ROBERT J. DENNEN - SENIOR VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND
      SECRETARY OF PACIFIC CREST - AGE 47

         Mr. Dennen has served as Senior Vice President, Chief Financial Officer and Secretary of Pacific Crest since January 1, 1999 and prior to that, served as Vice President and Chief Financial Officer of Pacific Crest from 1993 to 1999. Mr. Dennen has served as Senior Vice President and Chief Financial Officer of the Bank since January 1, 1999 and prior to that, served as Vice President and Chief Financial Officer of the Bank from 1993 to 1999, and prior to that, served as Vice President and Controller/Treasurer of the Bank from 1986 to 1993.

   CAROLYN REINHART - SENIOR VICE PRESIDENT OF PACIFIC CREST - AGE 40

      Ms. Reinhart has served as Senior Vice President of Pacific Crest since January 1, 1998 and, prior to that, served as Vice President of Pacific Crest from 1993 to 1997. Ms. Reinhart has served as Senior Vice President of the Bank since January 1, 1999 and, prior to that, served as Vice President of the Bank from 1989 to 1997.

PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

         The Company's common stock, $0.01 par value (the "Common Stock") is traded on the Nasdaq National Market under the Nasdaq symbol "PCCI."

         There were approximately 1,500 beneficial owners of the Common Stock as of March 24, 2000.

         The following tables present the high and low Common Stock prices as well as the dividends declared and paid during each quarter for the last two years.


                                                 YEAR ENDED DECEMBER 31, 1999
                                           -----------------------------------------
                                              HIGH           LOW         DIVIDENDS
------------------------------------------------------------------------------------
Fourth quarter                                 $ 15.13        $ 11.88        $ 0.07
Third quarter                                    15.63          12.25          0.06
Second quarter                                   16.13          13.00          0.06
First quarter                                    15.63          13.75          0.05
------------------------------------------------------------------------------------


                                                  YEAR ENDED DECEMBER 31, 1998
                                           -----------------------------------------
                                                HIGH           LOW         DIVIDENDS
------------------------------------------------------------------------------------
Fourth quarter                                 $ 15.25        $ 11.00        $ 0.05
Third quarter                                    20.00          13.75             -
Second quarter                                   21.50          17.63             -
First quarter                                    19.00          16.38             -
------------------------------------------------------------------------------------


         The Company currently plans to declare and pay quarterly dividends during 2000. The Company's ability to pay dividends is subject to restrictions set forth in the Delaware General Corporation Law. The Delaware General Corporation Law provides that a Delaware corporation may pay dividends either
(i) out of the corporation's surplus (as defined by Delaware law), or (ii) if there is no surplus, out of the corporation's net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Furthermore, if the Company were determined to be a quasi-California corporation, the Company would have to comply with California law with respect to, among other things, distributions to shareholders. Under California law, a corporation is prohibited from paying dividends unless (i) the retained earnings of the corporation immediately prior to the distribution exceed the amount of the distribution,
(ii) the assets of the corporation exceed 1-1/4 times its liabilities, or (iii) the current assets of the corporation exceed its current liabilities, but if the average pre-tax net earnings of the corporation before interest expense for the two years preceding the distribution was less than the average interest expense of the corporation for those years, the current assets of the corporation must exceed 1-1/4 times its current liabilities.

         Management believes that the Company is not a quasi-California corporation by virtue of the Common Stock being listed on the Nasdaq National Market and the Company having more than 800 holders of its equity securities. However, no assurances can be given that this will continue to be the case in the future. The Company's ability to pay cash dividends in the future will depend in large part on the ability of the Bank to pay dividends on its capital stock to the Parent. The ability of the Bank to pay dividends to the Parent is subject to restrictions set forth in the California Financial Code and the provisions of the California General Corporation Law described above. See Item
1. "Business - Regulation - Dividends and Other Transfers of Funds."

         Management is aware of twelve securities dealers who currently make a market in the Company's Common Stock: Sandler O'Neill & Partners; Friedman, Billings, Ramsey & Co. Inc.; Herzog, Heine, Geduld, Inc.; Fahestock & Co., Inc.; Knight Securities; Instinet Corporations; Hill, Thompson, Magid & Co.; Torrey Pines Securities, Inc.; Capital Resources, Inc.; Sutro & Co., Inc.; Hoefer & Arnett and William R. Hough & Co.

ITEM 6.       SELECTED FINANCIAL DATA.

         The following selected consolidated financial data of the Company and its subsidiaries has been derived from and should be read in conjunction with the Company's audited consolidated financial statements and related notes which are included in this Annual Report on Form 10-K (dollars in thousands, except per share data):

                                                                           AT OR FOR THE YEARS ENDED DECEMBER 31,
                                                               --------------------------------------------------------------
                                                                  1999         1998        1997        1996         1995
-----------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:
   Cash and cash equivalents                                       $ 4,783     $ 25,640     $ 2,392     $ 2,834     $ 56,167
   Investment securities                                           240,760      321,261     222,736      83,494            -
   Loans, net of deferred loan fees                                365,952      288,486     231,133     211,095      196,778
   Allowance for loan losses                                        (6,450)      (5,024)     (4,100)     (3,400)      (4,500)
   OREO                                                                  -          806       2,064       3,469        4,355
   Other assets                                                     18,215       14,135      10,084       6,593        6,309
-----------------------------------------------------------------------------------------------------------------------------
   Total assets                                                   $623,260     $645,304    $464,309    $304,085     $259,109
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
   Total deposits                                                 $484,384     $482,839    $348,171    $266,695     $234,510
   Securities sold under repurchase agreements                      30,500       30,779      21,500      10,000            -
   Borrowings from State of California                              20,000            -           -           -            -
   Term borrowings                                                  40,000       79,450      45,000           -            -
   Trust preferred securities                                       17,250       17,250      17,250           -            -
   Other liabilities                                                 5,577        4,846       3,580       2,922        2,647
-----------------------------------------------------------------------------------------------------------------------------
   Total liabilities                                               597,711      615,164     435,501     279,617      237,157
-----------------------------------------------------------------------------------------------------------------------------
   Common stock                                                     27,915       28,087      27,944      27,838       27,813
   Retained earnings (deficit)                                       9,978        5,559         849      (2,858)      (5,861)
   Accumulated other comprehensive income (loss)                    (6,355)       1,199       1,189        (257)           -
   Common stock in treasury                                         (5,989)      (4,705)     (1,174)       (255)           -
-----------------------------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                       25,549       30,140      28,808      24,468       21,952
-----------------------------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity                     $623,260     $645,304    $464,309    $304,085     $259,109
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

STATEMENT OF INCOME DATA:
   Total interest income                                          $ 49,361     $ 45,240    $ 35,346    $ 26,567     $ 23,799
   Total interest expense                                           30,190       28,538      19,611      13,500       12,084
-----------------------------------------------------------------------------------------------------------------------------
   Net interest income                                              19,171       16,702      15,735      13,067       11,715
   Provision for loan losses                                         1,677          910       1,135       1,917          960
-----------------------------------------------------------------------------------------------------------------------------
   Net interest income after provision for loan losses              17,494       15,792      14,600      11,150       10,755
-----------------------------------------------------------------------------------------------------------------------------
   Non-interest income:
     Gain on sale of investment securities                             661          252           -         413          851
     Gain on sale of SBA loans                                         250          254           -           -            -
     Gain on sale of commercial real estate loans                        -          467           -           -            -
     Gain on sale of OREO                                               25          120         216           -            -
     Other income (1)                                                1,523        1,385         532       1,068          470
-----------------------------------------------------------------------------------------------------------------------------
   Total non-interest income                                         2,459        2,478         748       1,481        1,321
-----------------------------------------------------------------------------------------------------------------------------
   Non-interest expense:
     Operating expenses                                             11,369        9,891       8,653       7,724        7,877
     Valuation adjustments to OREO                                      43           50         370         155          344
     OREO expenses                                                      28          211         114         150          203
     Credit and collection expenses                                     43          127         127          94          485
-----------------------------------------------------------------------------------------------------------------------------
   Total non-interest expense                                       11,483       10,279       9,264       8,123        8,909
-----------------------------------------------------------------------------------------------------------------------------
   Income before income taxes                                        8,470        7,991       6,084       4,508        3,167
   Income tax expense (benefit)                                      3,415        3,144       2,377       1,505          (77)
-----------------------------------------------------------------------------------------------------------------------------
   Net income                                                      $ 5,055      $ 4,847     $ 3,707     $ 3,003      $ 3,244
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
   Preferred dividends declared                                          -            -           -           -         (920)
   Net income applicable to common stock                           $ 5,055      $ 4,847     $ 3,707     $ 3,003      $ 2,324
-----------------------------------------------------------------------------------------------------------------------------



                                                                         AT OR FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------------------------------------
                                                                  1999        1998        1997         1996        1995
----------------------------------------------------------------------------------------------------------------------------
 PERFORMANCE RATIOS (2):
   Return on average total assets (3)                                0.83%       0.90%       0.97%        1.06%       1.34%
   Return on average shareholders' equity (4)                       16.65%      17.02%      14.06%       12.96%      16.02%
   Net interest rate spread (5)                                      2.94%       2.93%       3.89%        4.41%       4.60%
   Net interest margin (6)                                           3.19%       3.17%       4.20%        4.76%       4.98%
   Ratio of operating expenses to
     average total assets                                            1.87%       1.84%       2.26%        2.73%       3.26%
   Dividend payout ratio (7)                                        13.19%       2.80%           -            -           -
   Average total shareholders' equity to
     average total assets                                            4.62%       5.64%       6.89%        8.20%       8.38%

ASSET QUALITY RATIOS:
   Non-performing assets to total assets (8)                         0.03%       0.12%       0.49%        1.60%       3.60%
   Allowance for loan losses to total loans,
      net of deferred loan fees                                      1.76%       1.74%       1.77%        1.61%       2.29%
   Allowance for loan losses to non-accrual loans                 3071.43%           -    1798.20%      245.30%      90.30%
   Allowance for loan losses and OREO valuation
      allowance to non-performing assets                          3071.43%      505.2%     165.70%       70.58%      52.68%
   Net loan charge-offs (recoveries) to average loans                0.07%      (0.01%)      0.20%        1.68%       2.45%
   Net loan charge-offs (recoveries) and OREO valuation
      adjustments to average loans and OREO                          0.08%       0.01%       0.36%        1.73%       2.57%

REGULATORY CAPITAL RATIOS (9):
   Leverage ratio                                                    7.19%       6.81%       7.53%        8.60%       8.22%
   Tier 1 risk-based capital ratio                                  10.38%      10.67%      12.02%       10.31%       9.48%
   Total risk-based capital ratio                                   11.64%      11.92%      13.27%       11.56%      10.74%

PER SHARE DATA:
   Basic earnings per common share                                  $ 1.90      $ 1.72      $ 1.26       $ 1.02      $ 1.98
   Diluted earnings per common share                                  1.82        1.64        1.21         1.00        1.10
   Dividends declared per common share                                0.24        0.05           -            -           -
   Book value per common share                                        9.82       11.20        9.97         8.35        7.43
   Realized shareholders' equity per common share (10)               12.26       10.76        9.57         8.44        7.43

SHARE INFORMATION (IN THOUSANDS):
   Weighted average basic common shares outstanding                  2,662       2,817       2,936        2,947       1,173
   Weighted average diluted common shares outstanding (11)           2,778       2,971       3,070        3,004       2,954
   Common shares outstanding, net of treasury shares                 2,602       2,691       2,887        2,930       2,954
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

(1) 1996 includes a $264 thousand gain on the sale of $28.2 million in deposits.
(2)  Pacific Crest's performance ratios are based on actual daily averages.
(3)  Net income divided by average total assets.
(4) Net income divided by average total shareholders' equity, excluding average accumulated other comprehensive income (loss).
(5) Yield earned on average total interest-earning assets less the rate paid on average total interest-bearing liabilities.
(6)  Net interest income divided by average total interest-earning assets.
(7) Dividends declared per common share divided by diluted earnings per common share. The 1998 dividend payout ratio represents one quarter of declared dividends, which were paid out in the fourth quarter of 1998. If the Company had declared four quarters of dividends at the fourth quarter pay-out rate, the dividend payout ratio for 1998 would have been 11.2%.
(8)  Non-performing assets consist of non-accrual loans and OREO.
(9) Capital ratios of the Bank only. The minimum required ratios for a well capitalized institution are 5% leverage, 6% Tier 1 risk-based capital and 10% total risk-based capital.
(10) Calculation excludes accumulated other comprehensive income (loss) from shareholders' equity.
(11) The conversion price of the preferred stock for these calculations is $9.00 per share. The preferred stock was converted into Common Stock of the Company in December of 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                     GENERAL

         Pacific Crest Capital, Inc. ("Pacific Crest or the "Parent"), a Delaware corporation, is a bank holding company and owns 100% of the stock of Pacific Crest Bank (the "Bank"), and 100% of the common stock of PCC Capital I ("PCC Capital"). The consolidated financial statements and financial data include the accounts of Pacific Crest and its wholly owned subsidiaries and are referred to as the consolidated financial statements of the "Company."

         The following discussion should be read in conjunction with the information under Item 6. "Selected Financial Data" and the Company's consolidated financial statements and related notes contained elsewhere herein. Certain statements under this caption constitute "forward-looking statements" under Section 27A of the Securities Act and Section 21E of the Exchange Act, which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in these forward-looking statements. Factors that might cause such a difference, include but are not limited to, credit quality, economic conditions, competition in the geographic and business areas in which the Company conducts its operations, fluctuations in interest rates and government regulation. For additional information concerning these factors, see Item 1. "Business - Risk Factors."

CAPITAL

         As of December 31, 1999, Pacific Crest's leverage ratio, Tier 1 risk-based capital ratio and total risk-based ratio were 6.89%, 10.18% and 13.02%, respectively. The Bank's leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 7.19%, 10.38% and 11.64%, respectively. These ratios placed Pacific Crest and the Bank in the "well-capitalized" category as defined by federal regulations, which require corresponding capital ratios of 5%, 6% and 10%, respectively, to qualify for that designation.

DIVIDENDS

         On February 2, 2000, the Company announced that the Board of Directors had declared a $0.07 per common share cash dividend for the first quarter of 2000. The dividend was payable to shareholders of record at the close of business on March 1, 2000 and was paid on March 15, 2000. During the year ended December 31, 1999, the Company declared and paid total cash dividends of $0.24 per share for a total of $636,000. During the year ended December 31, 1998, the Company declared and paid cash dividends of $0.05 per share for a total of $137,000.

STOCK REPURCHASE PLAN

         On February 2, 2000, the Company announced that the Board of Directors had increased by 100,000 shares the allotted shares under the Company's common stock repurchase program. This additional 100,000 shares, together with the remaining common shares available for repurchase under the prior authorized share repurchase plan, resulted in a total of 126,000 shares authorized for repurchase as of February 1, 2000. During the period from July 1996 through the end of February 2000, the Company had repurchased a total of 464,000 shares of its common stock.

          During the year ended December 31, 1999, the Company repurchased 113,500 shares of its common stock. The total cost of the shares purchased in 1999 was approximately $1.7 million, which resulted in an average cost per share of $14.67. During 1999, the Company utilized repurchased shares for all of its common stock issuances under the Company's employee stock purchase plan, non-employee directors stock purchase plan and employee stock option plan, which totaled 24,194 shares.

                              RESULTS OF OPERATIONS

1999 COMPARED WITH 1998

EARNINGS PERFORMANCE

         Net income was $5.1 million (or $1.82 per common share on a diluted basis) for the year ended December 31, 1999, compared to $4.8 million (or $1.64 per common share on a diluted basis) for the year ended December 31, 1998. Pre-tax income was $8.5 million compared to $8.0 million for the years ended December 31, 1999 and 1998, respectively. The increase in pre-tax income of $479,000, or 6.0% was primarily due to an increase of $2.5 million in net interest income, partially offset by increases of $1.2 million and $0.8 million in non-interest expense and provision for loan losses, respectively.

         Return on average shareholders' equity was 16.65% and 17.02% for the years ended December 31, 1999 and 1998, respectively, while return on average total assets was 0.83% and 0.90% for the same periods, respectively.

         The following table presents the distribution of average assets, liabilities and shareholders' equity, the dollar amount of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, and the related yields and rates thereon for the periods indicated. All average balances are daily average balances (dollars in thousands):


                                                                                 YEARS ENDED DECEMBER 31,
                                         -------------------------------------------------------------------------------------------
                                                     1999                          1998                          1997
                                         -------------------------------------------------------------------------------------------
                                                    INTEREST  AVERAGE             INTEREST   AVERAGE             INTEREST  AVERAGE
                                          AVERAGE   INCOME/    YIELD/    AVERAGE   INCOME/   YIELD/    AVERAGE   INCOME/   YIELD/
                                          BALANCE   EXPENSE     RATE     BALANCE   EXPENSE    RATE     BALANCE   EXPENSE    RATE
------------------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
 Loans (1)                                $ 346,698 $ 32,857     9.48%  $ 238,950  $ 25,653    10.74% $ 222,833  $ 24,475    10.98%
 Securities purchased under
   resale agreements                          8,303      413     4.97%      4,167       221     5.30%     2,056       112     5.45%
 Investment securities:
     U.S. government sponsored
          agency securities:
        Available for sale                  242,643   15,877     6.54%    278,735    19,020     6.82%   114,635     8,045     7.02%
        Held to maturity                          -        -         -      4,040       310     7.67%    35,032     2,714     7.75%
     Corporate debt securities
        available for sale                    3,208      214     6.67%        585        36     6.15%         -         -         -
------------------------------------------------------------------------------------------------------------------------------------
          Total investment securities       245,851   16,091     6.55%    283,360    19,366     6.84%   149,667    10,759     7.19%
------------------------------------------------------------------------------------------------------------------------------------
          Total interest-earning assets     600,852   49,361     8.22%    526,477    45,240     8.59%   374,556    35,346     9.44%
------------------------------------------------------------------------------------------------------------------------------------
 Non-interest-earning assets                 11,525                        16,853                        12,101
 Less: allowance for loan losses             (5,981)                       (4,547)                       (3,744)
------------------------------------------------------------------------------------------------------------------------------------
          Total assets                    $ 606,396                     $ 538,783                     $ 382,913
------------------------------------------------------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES:
 Savings accounts                         $ 241,101 $ 11,519     4.78%  $ 211,851  $ 11,226     5.30% $ 181,303   $ 9,603     5.30%
 Certificates of deposit                    212,755   11,613     5.46%    160,720     9,241     5.75%   110,829     6,467     5.84%
 Money market checking accounts              21,955      967     4.40%     18,917       949     5.02%    18,054       892     4.94%
------------------------------------------------------------------------------------------------------------------------------------
      Total deposits                        475,811   24,099     5.06%    391,488    21,416     5.47%   310,186    16,962     5.47%
------------------------------------------------------------------------------------------------------------------------------------
 Securities sold under repurchase
   agreements                                15,741      871     5.53%     24,893     1,418     5.70%    28,493     1,638     5.75%
 Borrowings from State of California          2,712      148     5.46%          -         -         -         -         -         -
 Term borrowings                             59,829    3,455     5.77%     70,653     4,087     5.78%     9,685       562     5.80%
 Trust preferred securities                  17,250    1,617     9.37%     17,250     1,617     9.37%     4,789       449     9.38%
------------------------------------------------------------------------------------------------------------------------------------
     Total borrowings                        95,532    6,091     6.38%    112,796     7,122     6.31%    42,967     2,649     6.17%
------------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities     571,343   30,190     5.28%    504,284    28,538     5.66%   353,153    19,611     5.55%
------------------------------------------------------------------------------------------------------------------------------------
Non-interest-bearing liabilities              7,043                         4,098                         3,393
Shareholders' equity                         28,010                        30,401                        26,367
------------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders'
       equity                             $ 606,396                     $ 538,783                     $ 382,913
------------------------------------------------------------------------------------------------------------------------------------
Net interest-earning assets               $ 29,509                      $ 22,193                      $ 21,403
Net interest income                                 $ 19,171                       $ 16,702                      $ 15,735
Net interest rate spread (2)                                     2.94%                          2.93%                         3.89%
Net interest margin (3)                                          3.19%                          3.17%                         4.20%
Average interest-earning assets to
     average interest-bearing liabilities   105.16%                       104.40%                        106.1%
------------------------------------------------------------------------------------------------------------------------------------


(1) Calculated net of deferred loan fees. Includes non-accrual loans that have a zero yield.
(2) Net interest rate spread represents the yield earned on average total interest-earning assets less the rate paid on average total interest-bearing liabilities.
(3) Net interest margin is computed by dividing net interest income by average total interest-earning assets.

         The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities due to changes in outstanding balances and changes in interest rates for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume (i.e. changes in volume multiplied by old rate) and (ii) changes in rate (i.e. changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume which cannot be segregated, have been allocated proportionately based on the absolute dollar amounts of the changes due to volume and rate (dollars in thousands):


                                                                     YEARS ENDED DECEMBER 31,
                                              ------------------------------------------------------------------------------
                                                          1999 VS. 1998                           1998 VS. 1997
                                                   INCREASE (DECREASE) DUE TO              INCREASE (DECREASE) DUE TO
                                              ------------------------------------------------------------------------------
                                                 VOLUME       RATE         TOTAL         VOLUME       RATE         TOTAL
----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
        Loans (1)                                 $ 10,495    $ (3,291)     $ 7,204        $ 1,740      $ (562)     $ 1,178
        Securities purchased under resale
            agreements                                 207         (15)         192            112          (3)         109
        Investment securities:
           U.S. government sponsored
             agency securities:
                Available for sale                  (2,370)       (773)      (3,143)        11,198        (223)      10,975
                Held to maturity                      (310)          -         (310)        (2,377)        (27)      (2,404)
           Corporate debt securities
                available for sale                     175           3          178             36           -           36
----------------------------------------------------------------------------------------------------------------------------
                        Total investment securities (2,505)       (770)      (3,275)         8,857        (250)       8,607
----------------------------------------------------------------------------------------------------------------------------
                        Total interest income        8,197      (4,076)       4,121         10,709        (815)       9,894
----------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
        Savings accounts                             1,459      (1,166)         293          1,619           4        1,623
        Certificates of deposit                      2,859        (487)       2,372          2,871         (97)       2,774
        Money market checking accounts                 143        (125)          18             44          13           57
----------------------------------------------------------------------------------------------------------------------------
                Total deposits                       4,461      (1,778)       2,683          4,534         (80)       4,454
----------------------------------------------------------------------------------------------------------------------------
        Securities sold under repurchase
             agreements                               (506)        (41)        (547)          (205)        (15)        (220)
        Borrowings from State of California            148           -          148              -           -            -
        Term borrowings                               (625)         (7)        (632)         3,524           1        3,525
        Trust preferred securities                       -           -            -          1,168           -        1,168
----------------------------------------------------------------------------------------------------------------------------
                Total borrowings                      (983)        (48)      (1,031)         4,487         (14)       4,473
----------------------------------------------------------------------------------------------------------------------------
                Total interest expense               3,478      (1,826)       1,652          9,021         (94)       8,927
----------------------------------------------------------------------------------------------------------------------------
Net interest income                                $ 4,719    $ (2,250)     $ 2,469        $ 1,688      $ (721)       $ 967
----------------------------------------------------------------------------------------------------------------------------


(1) Does not include interest income that would have been earned on non-accrual loans.

         The following table sets forth the composition of average interest-earning assets and average interest-bearing liabilities by category and by the percentage of each category to the total for the periods indicated, including the change in average balance and yield/rate between these respective periods (dollars in thousands):


                                                                  YEARS ENDED DECEMBER 31,
                                  ------------------------------------------------------------------------------------------
                                               1999                          1998                            NET CHANGE
                                  ------------------------------------------------------------------------------------------
                                                %     AVERAGE                 %      AVERAGE                 %    AVERAGE
                                   AVERAGE      OF     YIELD/     AVERAGE     OF      YIELD/    AVERAGE      OF     YIELD/
                                   BALANCE     TOTAL    RATE      BALANCE    TOTAL     RATE     BALANCE     TOTAL    RATE
----------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
   Loans                           $ 346,698    57.7%     9.48%   $ 238,950   45.4%     10.74%  $ 107,748    12.3%   (1.26)%
   Securities purchased under
     resale agreements                 8,303     1.4%     4.97%       4,167    0.8%      5.30%      4,136     0.6%   (0.33)%
   Investment securities:
     U.S. government sponsored
       agency securities
        Available for sale           242,643    40.4%     6.54%     278,735   52.9%      6.82%    (36,092)  (12.5)%   (0.28)%
        Held to maturity                   -        -         -       4,040    0.8%      7.67%     (4,040)   (0.8)%   (7.67)%
     Corporate debt securities
        available for sale             3,208     0.5%     6.67%         585    0.1%      6.15%      2,623     0.4%     0.52%
----------------------------------------------------------------------------------------------------------------------------
     Total investment securities     245,851    40.9%     6.55%     283,360   53.8%      6.84%    (37,509)  (12.9)%   (0.29)%
----------------------------------------------------------------------------------------------------------------------------
     Total interest-earning assets $ 600,852   100.0%     8.22%   $ 526,477  100.0%      8.59%   $ 74,375             (0.37)%
----------------------------------------------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES:
   Savings accounts                $ 241,101    42.2%     4.78%   $ 211,851   42.0%      5.30%   $ 29,250     0.2%    (0.52)%
   Certificates of deposit           212,755    37.2%     5.46%     160,720   31.9%      5.75%     52,035     5.3%    (0.29)%
   Money market
     checking accounts                21,955     3.9%     4.40%      18,917    3.7%      5.02%      3,038     0.2%    (0.62)%
----------------------------------------------------------------------------------------------------------------------------
     Total deposits                  475,811    83.3%     5.06%     391,488   77.6%      5.47%     84,323     5.7%    (0.41)%
----------------------------------------------------------------------------------------------------------------------------
   Securities sold under
    repurchase agreements             15,741     2.7%     5.53%      24,893    5.0%      5.70%     (9,152)   (2.3)%   (0.17)%
   Borrowings from State of
    California                         2,712     0.5%     5.46%           -       -          -      2,712     0.5%     5.46%
   Term borrowings                    59,829    10.5%     5.77%      70,653   14.0%      5.78%    (10,824)   (3.5)%   (0.01)%
   Trust preferred securities         17,250     3.0%     9.37%      17,250    3.4%      9.37%          -    (0.4)%    0.00%
----------------------------------------------------------------------------------------------------------------------------
     Total borrowings                 95,532    16.7%     6.38%     112,796   22.4%      6.31%    (17,264)   (5.7)%    0.07%
----------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing
       liabilities                 $ 571,343   100.0%     5.28%   $ 504,284  100.0%      5.66%   $ 67,059             (0.38)%
----------------------------------------------------------------------------------------------------------------------------
Net interest rate spread                                  2.94%                          2.93%                         0.01%
Net interest margin                                       3.19%                          3.17%                         0.02%
----------------------------------------------------------------------------------------------------------------------------


 NET INTEREST INCOME

         Interest income and interest expense can fluctuate widely based on changes in the level of interest rates in the economy. The Company attempts to minimize the effect of interest rate fluctuations on net interest margin by matching a portion of the Company's interest sensitive assets and interest sensitive liabilities.

         Net interest income can also be affected by a change in the composition of assets and liabilities, for example, if higher yielding loans were to replace a like amount of lower yielding investment securities. Changes in volume and changes in rates also affect net interest income. Volume changes are caused by differences in the level of interest-earning assets and interest-bearing liabilities. Rate changes result from differences in yields earned on assets and rates paid on liabilities.

         Net interest income increased by $2.5 million, or 14.8%, to $19.2 million for the year ended December 31, 1999 as compared to the same period in 1998. This was primarily due to the increase in the Company's average total interest-earning assets of $74.4 million, or 14.1%, during the year ended December 31, 1999 compared to last year. Average total interest-bearing liabilities increased by $67.1 million, or 13.3%, during 1999 compared to 1998.

         The net interest rate spread is defined as the yield earned on average total interest-earning assets less the rate paid on average total interest-bearing liabilities. The Company's net interest rate spread increased by 1 basis point, to 2.94%, during the year ended December 31, 1999 compared to last year. This resulted primarily from a decrease of 38 basis points, to 5.28%, in the rate paid on average total interest-bearing liabilities, partially offset by a decrease of 37 basis points, to 8.22%, in the yield earned on average total interest-earning assets.

         The net interest margin is defined as net interest income divided by average total interest-earning assets. The net interest margin for the years ended December 31, 1999 and 1998, was 3.19% and 3.17%, respectively.

         TOTAL INTEREST INCOME

         Total interest income increased by $4.1 million, to $49.4 million, during the year ended December 31, 1999 compared to the year ended December 31, 1998. This was primarily due to the growth in average total interest-earning assets, partially offset by the reduction in yield on these assets. Average total interest-earning assets increased by $74.4 million, to $600.9 million, which contributed $8.2 million to the increase in total interest income. The yield on the Company's average total interest-earning assets decreased by 37 basis points, to 8.22%, which reduced total interest income by $4.1 million.

         The growth in average total interest-earning assets in 1999 compared to 1998 was primarily due to an increase in average loans of $107.7 million, to $346.7 million, partially offset by a decrease in average investment securities of $37.5 million, to $245.9 million. This resulted in a shift in the mix of average total interest-earning assets from lower yielding investment securities to higher yielding loans. The percentage of average loans to average total interest-earning assets increased to 57.7% in 1999 from 45.4% in 1998.

         The decline in the yield on average total interest-earning assets in 1999 compared to 1998 was primarily due to a decrease in the yield on average loans of 126 basis points, to 9.48%, and to a decrease in the yield on average investment securities of 29 basis points, to 6.55%. The decline in the yield on average loans in 1999 compared to 1998 was primarily due to the following:

     - The loans that the Company originated during 1999 had lower overall yields than those loans originated prior to 1998 as a result of increased competition within the lending market; and

     - The loans that paid off during 1999 were generally variable rate loans that had higher yields than the yields on the loans that the Company originated during 1999.

         The decline in the yield on average investment securities in 1999 compared to 1998 was primarily due to the replacement of higher yielding U.S. government sponsored agency securities that were called and sold in 1999 with lower yielding securities that were purchased. Partially offsetting this factor was the purchase in 1999 of higher yielding corporate debt securities.

         Partially offsetting the decline in the yield on average total interest-earning assets were the following factors, which served to increase the yield on these assets:

     - The aforementioned shift in the mix of average total interest-earning assets from lower yielding investment securities to higher yielding loans; and

     - The three increases in 1999 by the Federal Reserve in the federal funds rate of 25 basis points, to 5.00 %, on June 30, 1999; 25 basis points, to 5.25%, on August 24, 1999; and 25 basis points, to 5.50%, on November 16, 1999, the impact of which started the upward repricing of the Company's variable rate loans, especially those tied to the prime rate. The federal funds rate is the rate at which banks lend to each other in the overnight market. Increases in the federal funds rate generally result in increases of the prime rates offered by major banks, including Bank of America.

         TOTAL INTEREST EXPENSE

         Total interest expense increased by $1.7 million, to $30.2 million, during the year ended December 31, 1999 compared to the year ended December 31, 1998. This was primarily due to the growth in average total interest-bearing liabilities, partially offset by the reduction in rate on these liabilities. Average total interest-bearing liabilities increased by $67.1 million, to $571.3 million, which contributed $3.5 million to the increase in total interest expense. The rate on the Company's average total interest-bearing liabilities decreased by 38 basis points, to 5.28%, which reduced total interest expense by $1.8 million.

         The growth in average total interest-bearing liabilities in 1999 compared to 1998 was primarily due to an increase in average deposits of $84.3 million, to $475.8 million, partially offset by a decrease in average borrowings of $17.3 million, to $95.5 million. This resulted in a shift in the mix of average total interest-bearing liabilities from higher rate borrowings to lower rate deposits. The percentage of average deposits to average total interest-bearing liabilities increased to 83.3% in 1999 from 77.6% in 1998.

          The decline in the rate on average total interest-bearing liabilities in 1999 compared to 1998 was primarily due to a decrease in the rate on average deposits of 41 basis points, to 5.06%, and the aforementioned shift in the mix of average total interest-bearing liabilities from higher rate borrowings to lower rate deposits, partially offset by an increase in the rate on average borrowings of 7 basis points, to 6.38%. The decrease in the rate on average deposits in 1999 compared to 1998 was principally due to the rate reduction on the Company's deposit products in the first quarter of 1999. Partially offsetting these reasons were the following factors, which served to increase the rate on average deposits:

         - The Company increased the rates on its certificates of deposits starting in the second quarter of 1999; and

         - The mix of average deposits shifted in 1999 from lower rate savings/money market accounts to higher rate certificates of deposit. The percentage of average certificates of deposit to average total deposits increased to 44.7% in 1999 from 41.1% in 1998. On a point in time basis, the percentage of certificates of deposit to total deposits increased to 55.6% at December 31, 1999 from 37.9% at December 31, 1998.

         The increase in the rate on average borrowings in 1999 compared to 1998 was primarily due to the impact that the higher rate, 9.37%, trust preferred securities had on the lower balance of average borrowings in 1999 compared to 1998. The percentage of average trust preferred securities to average borrowings increased to 18.1% in 1999 from 15.3% in 1998. Additionally, the aforementioned changes by the Federal Reserve in the federal funds rate served to raise the rates on the Company's available borrowing facilities. Partially offsetting these reasons for the increase in the rate on average borrowings was the overall decline in market interest rates between 1999 and 1998 and the Company obtaining funding at favorable rates under the State of California's fixed rate lending program during the fourth quarter of 1999. The Company intends to pursue additional borrowings under this program in 2000.

PROVISION FOR LOAN LOSSES

         During 1999, the Company increased its provision for loan losses by $767,000, or 84.3%, to $1.7 million compared to 1998. The increase in the provision reflects the growth in the Company's gross loan portfolio of $77.3 million, or 26.7%, to $366.3 million at December 31, 1999, as well as management's evaluation of the loan portfolio and economic conditions.

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

NON-INTEREST INCOME

         The following table reflects the major components of non-interest income for the periods indicated and the dollar and percentage changes between the periods (dollars in thousands):


                                                                                           NET CHANGE        NET CHANGE
                                                        YEARS ENDED DECEMBER 31,         1999 VS. 1998      1998 VS. 1997
                                                    ------------------------------------------------------------------------
                                                       1999       1998       1997      $         %        $        %
----------------------------------------------------------------------------------------------------------------------------
Loan prepayment and late fee income                      $ 662      $ 788      $ 243      $(126)   (16.0%)   $ 545   224.3%
Gain on sale of investment securities                      661        252          -        409    162.3%      252   100.0%
Gain on sale of SBA loans                                  250        254          -         (4)    (1.6%)     254   100.0%
Gain on sale of commercial real estate loans                 -        467          -       (467)  (100.0%)     467   100.0%
Gain on sale of other real estate owned                     25        120        216        (95)   (79.2%)     (96)  (44.4%)
Other income                                               861        597        289        264     44.2%      308   106.6%
----------------------------------------------------------------------------------------------------------------------------
Total non-interest income                              $ 2,459    $ 2,478      $ 748      $ (19)    (0.8%) $ 1,730   231.3%
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

         Non-interest income for the year ended December 31, 1999 decreased by $19,000, or 0.8%, compared to the same period in 1998. This was primarily due to a decrease of $467,000 in gain on sale of commercial real estate loans, partially offset by an increase of $409,000 in gain on sale of investment securities.

         The 1998 $467,000 gain on sale of commercial real estate loans was produced under the Company's secondary market loan sales program, which was initiated in 1998 with the intent to generate fixed rate loans for the Company's portfolio and for potential sale in the secondary market. During 1999, there were no loan sales under this program. Although the program was designed in part to produce recurring gain income for the Company, there can be no assurance that future sales will occur to generate such income.

NON-INTEREST EXPENSE

         The following table reflects the major components of non-interest expense for the periods indicated and the dollar and percentage changes between the periods (dollars in thousands):

                                                                                 NET CHANGE        NET CHANGE
                                               YEARS ENDED DECEMBER 31,        1999 VS. 1998      1998 VS. 1997
                                            ----------------------------------------------------------------------
                                             1999       1998       1997        $         %        $        %
------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits                $ 6,652    $ 5,822    $ 5,009     $ 830     14.3%    $ 813    16.2%
Net occupancy expense                           1,687      1,616      1,568        71      4.4%       48     3.1%
Communication and data processing                 933        778        659       155     19.9%      119    18.1%
Advertising and promotion                         598        541        351        57     10.5%      190    54.1%
FDIC insurance premiums                            54         43         73        11     25.6%      (30)  (41.1%)
Credit and collections expenses                    43        127        127       (84)   (66.1%)       -     0.0%
OREO expense                                       28        211        114      (183)   (86.7%)      97    85.1%
Valuation adjustments to OREO                      43         50        370        (7)   (14.0%)    (320)  (86.5%)
Other expenses                                  1,445      1,091        993       354     32.4%       98     9.9%
------------------------------------------------------------------------------------------------------------------
Total non-interest expense                    $11,483    $10,279    $ 9,264   $ 1,204     11.7%  $ 1,015    11.0%
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------

         Non-interest expense for the year ended December 31, 1999 increased by $1.2 million, or 11.7%, compared to the same period in 1998. This was primarily due to increases of $830,000, $354,000 and $155,000 in salaries and employee benefits, other expenses and communication and data processing, respectively, partially offset by a decrease of $183,000 in OREO expense.

         Salaries and employee benefits for the year ended December 31, 1999 increased by $830,000, or 14.3%, compared to the same period in 1998. This was primarily due to an approximate 4% salary increase to the Company's employee base salaries in January of 1999 and to an increase in overall staffing levels between 1999 and 1998. During the first quarter of 1999, the Company established an office in Orange County, California to coordinate and originate loans for its secondary market loan sales program. This office was staffed with six employees.

         Communication and data processing expense for the year ended December 31, 1999, increased by $155,000, or 19.9%, compared to the same period in 1998. This increase reflected the opening of the Company's loan production office in Arizona during the fourth quarter of 1998 and the Company's secondary market loan sales office in Orange County during the first quarter of 1999, in addition to the installation and upgrading of a portion of the Company's computer hardware and software systems.

         OREO expense for the year ended December 31, 1999, decreased by $183,000, or 86.7%, compared to the same period in 1998 due to the decline in related OREO properties.

         Other expenses for the year ended December 31, 1999, increased by $354,000, or 32.4%, compared to the same period in 1998. This increase was primarily due to increases in loan origination costs and consulting fees during 1999 versus 1998. The increase in loan origination costs was the direct result of the increase in loan originations of 21.0% from $108.8 million in 1998 to $131.7 million in 1999. Consulting costs increased due to the implementation of internal control reporting provisions of the FDIC Improvement Act of 1991, costs for training and consulting on SBA lending and costs for auditing the Company's information systems function. Miscellaneous other costs increased as a result of the establishment of the Arizona loan production office and the Orange County secondary market loan sales office.

INCOME TAX PROVISION

         The Company's income tax provision for the year ended December 31, 1999 was $3.4 million compared to $3.1 million for 1998. The Company's effective tax rates were 40.3% and 39.3% for December 31, 1999 and 1998 respectively. The difference between the Company's statutory tax rates and its effective tax rates for the years ended December 31, 1999 and 1998 was primarily due to California tax deductions (credits) generated by the Company on loans made in special tax zones within California.

1998 COMPARED WITH 1997

EARNINGS PERFORMANCE

         Net income was $4.8 million (or $1.64 per common share on a diluted basis) for the year ended December 31, 1998, compared to $3.7 million (or $1.21 per common share on a diluted basis) for the year ended December 31, 1997. Pre-tax income was $8.0 million and $6.1 million for the years ended December 31, 1998 and 1997, respectively. The increase in pre-tax income of $1.9 million, or 31.3%, was primarily due to an increase in non-interest income of $1.7 million, an increase of $1.0 million in net interest income and a decrease of $225,000 in the provision for loan losses, partially offset by an increase in non-interest expense of $1.0 million.

         Return on average shareholders' equity was 17.02% and 14.06% for the years ended December 31, 1998 and 1997, respectively, while return on average total assets was 0.90% and 0.97% for the same periods, respectively.

         The following table sets forth the composition of average interest-earning assets and average interest-bearing liabilities by category and by the percentage of each category to the total for the periods indicated, including the change in average balance and yield/rate between these respective periods (dollars in thousands):

                                                              YEARS ENDED DECEMBER 31,
                                 -------------------------------------------------------------------------------------------
                                             1998                          1997                        NET CHANGE
                                 -------------------------------------------------------------------------------------------
                                              %      AVERAGE                 %     AVERAGE                  %     AVERAGE
                                  AVERAGE     OF      YIELD/    AVERAGE      OF      YIELD/     AVERAGE      OF     YIELD/
                                  BALANCE    TOTAL     RATE     BALANCE     TOTAL     RATE      BALANCE    TOTAL     RATE
----------------------------------------------------------------------------------------------------------------------------
                                                 >
INTEREST-EARNING ASSETS:
   Loans                           $238,950   45.4%     10.74%  $ 222,833    59.5%    10.98%     $ 16,117   (14.1)%   (0.24)%
   Securities purchased under
     resale agreements                4,167    0.8%      5.30%      2,056     0.5%     5.45%        2,111     0.3%    (0.15)%
   Investment securities:
     U.S. government sponsored
       agency securities:
        Available for sale          278,735   52.9%      6.82%    114,635    30.6%     7.02%      164,100    22.3%    (0.20)%
        Held to maturity              4,040    0.8%      7.67%     35,032     9.4%     7.75%      (30,992)   (8.6)%   (0.08)%
     Corporate debt securities
        available for sale              585    0.1%      6.15%          -        -         -          585     0.1%     6.15%
----------------------------------------------------------------------------------------------------------------------------
     Total investment securities    283,360   53.8%      6.84%    149,667    40.0%     7.19%      133,693    13.8%    (0.35)%
----------------------------------------------------------------------------------------------------------------------------
     Total interest-earning assets $526,477  100.0%      8.59%  $ 374,556   100.0%     9.44%     $151,921             (0.85)%
----------------------------------------------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES:
   Savings accounts                $211,851   42.0%      5.30%  $ 181,303    51.3%     5.30%     $ 30,548    (9.3)%    0.00%
   Certificates of deposit          160,720   31.9%      5.75%    110,829    31.4%     5.84%       49,891     0.5%    (0.09)%
   Money market
     checking accounts               18,917    3.7%      5.02%     18,054     5.1%     4.94%          863     (1.4)%   0.08%
----------------------------------------------------------------------------------------------------------------------------
     Total deposits                 391,488   77.6%      5.47%    310,186    87.8%     5.47%       81,302    (10.2)%   0.00%
----------------------------------------------------------------------------------------------------------------------------
   Securities sold under
    repurchase agreements            24,893    5.0%      5.70%     28,493     8.1%     5.75%       (3,600)   (3.1)%   (0.05)%
   Term borrowings                   70,653   14.0%      5.78%      9,685     2.7%     5.80%       60,968    11.3%    (0.02%)
   Trust preferred securities        17,250    3.4%      9.37%      4,789     1.4%     9.38%       12,461     2.0%    (0.01)%
----------------------------------------------------------------------------------------------------------------------------
     Total borrowings               112,796   22.4%      6.31%     42,967    12.2%     6.17%       69,829    10.2%     0.14%
----------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing
       liabilities                 $504,284  100.0%      5.66%  $ 353,153   100.0%     5.55%     $151,131              0.11%
----------------------------------------------------------------------------------------------------------------------------
Net interest rate spread                                 2.93%                         3.89%                          (0.96)%
Net interest margin                                      3.17%                         4.20%                          (1.03)%
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME

         Net interest income increased by $1.0 million, or 6.1%, to $16.7 million for the year ended December 31, 1998 compared to the same period in 1997. This was primarily due to the increase in the Company's average total interest-earning assets of $151.9 million, or 40.6%, during the year ended December 31, 1998 compared to the year ended December 31, 1997. Average total interest-bearing liabilities increase by $151.1 million, or 42.8% during 1998 compared to 1997.

         The Company's net interest rate spread decreased by 96 basis points, to 2.93%, during the year ended December 31, 1998 compared to the year ended December 31, 1997. This resulted primarily from a decrease of 85 basis points, to 8.59%, in the yield earned on average total interest-earning assets as well as an increase of 11 basis points, to 5.66%, in the rate paid on average total interest-bearing liabilities.

         The net interest margin for the years ended December 31, 1998 and 1997 was 3.17% and 4.20%, respectively. The decline in the margin was the result of the reduced net interest rate spread, and the change in the composition of the balance sheet. Loans, the highest yielding asset, decreased as a percentage of average interest-earning assets while the Company's holdings in the lower yielding investment securities increased as a percentage of average interest-earning assets. Additionally, the Company financed a portion of these security purchases with borrowings, including the issuance of the trust preferred securities, which on average, cost the Company more than deposits.

         TOTAL INTEREST INCOME

         Total interest income increased by $9.9 million, or 28.0%, to $45.2 million for the year ended December 31, 1998, compared to the same period in 1997. This increase was primarily due to an increase in the average balance of interest-earning assets of $151.9 million to $526.5 million, a 40.6% increase, for the year ended December 31, 1998, over the comparable period in 1997. The growth in interest-earning assets was concentrated in investment securities and commercial loans. Partially offsetting these increases, the overall yields on the Company's interest-earning assets decreased by 85 basis points for the year ended December 31, 1998 from the comparable period in 1997. This decline was due to the change in the composition of interest-earning assets and the reduced yields earned on commercial loans. The primary reason for the decline in the overall loan portfolio yield was due to lower yielding loans being added to the loan portfolio during 1998, reflecting the increased competitive rate pressure in the marketplace. In addition, higher yielding loans paid off during 1998, adding to the overall yield decline.

         The substantial increase in the average balances of the Company's U.S. government sponsored agency securities for the year ended December 31, 1998, reflected the Company's effort to optimize earnings by more effectively leveraging capital with the purchase of these securities.

         TOTAL INTEREST EXPENSE

         Total interest expense increased by $8.9 million, or 45.5%, to $28.5 million for the year ended December 31, 1998, compared to the same period of 1997. The increase in interest expense resulted from an increase in the average balance of interest-bearing liabilities of $151.1 million to $504.3 million, a 42.8% increase, for the year ended December 31, 1998, as compared to the same period of 1997. The increase in average interest-bearing liabilities funded the growth of the Company. The growth in the average balances was primarily in certificates of deposit, savings accounts, term borrowings and the trust preferred securities but also included a small increase in money market checking. The rates paid on the Company's interest-bearing liabilities increased from 5.55% to 5.66%, or 11 basis points, during the year ended December 31, 1998, compared to the same period in 1997. The increases in the rates paid on the Company's interest-bearing liabilities reflected the change in the composition of interest-bearing liabilities and the change in market interest rates between the 1998 and 1997 periods. The change in the composition of the interest-bearing liabilities for the year ended December 31, 1998, reflected the leveraging of the balance sheet with increased borrowings subsequent to the issuance of $17.25 million of trust preferred securities in September of 1997.

PROVISION FOR LOAN LOSSES

         During 1998, the Company decreased its provision for loan losses to $910,000 from $1.1 million for 1997. The decrease of $225,000 between 1998 and 1997 in the loan loss provision primarily reflected the decline of non-accrual loans, other loans of concern and troubled debt restructured loans during the year ending December 31, 1998.

NON-INTEREST INCOME

         Non-interest income for the year ended December 31, 1998 increased by $1.7 million, or 231.3%, compared to the same period in 1997, primarily due to the following:

         Loan prepayment income for the year ended December 31, 1998 rose by $545,000, over the comparable period in 1997. This was due to the increased volume of loans prepaying in 1998, as compared to 1997, due to the competitive interest rate environment.

         In the third and fourth quarters of 1998, the Company sold investment securities held in its available for sale portfolio, generating $252,000 in gain income. The Company did not sell any investments during 1997 that resulted in a "gain on sale."

         During the last three quarters of 1998, the Company sold the SBA guaranteed portion of three pools of loans at a premium ranging between 5.75% and 10.0%. These loans were sold, with the servicing rights retained, at a total premium of $254,000. The Company did not sell any SBA loans in 1997.

         During 1998, the Company instituted a commercial real estate loan program designed to produce fixed rate loan product for both the Company's portfolio and for potential sale in the secondary market. The Company generated $467,000 in gain income under this program during 1998 by selling loans at a premium ranging between 3.1% and 6.1%.

         Other non-interest income increased by $308,000 primarily as a result of an increase in loan origination fees in 1998. This was a direct result of the increase in loan originations of 118.5% from $49.8 million in 1997 to $108.8 million for 1998.

NON-INTEREST EXPENSE

         Non-interest expense for the year ended December 31, 1998 increased by $1.0 million or 11.0%, compared to the same period in 1997, primarily due to the following:

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

INCOME TAX PROVISION

         The Company's income tax provision for the year ended December 31, 1998 was $3.1 million, which represented an effective tax rate of 39.3%. The difference between the Company's statutory tax rate of 41.1% and its effective tax rate for the year ended December 31, 1998 was primarily due to California tax deductions (credits) generated by the Company on loans made in special tax zones within California.

         The Company's income tax provision for the year ended December 31, 1997 was $2.4 million, which represented an effective tax rate of 39.1%. The difference between the Company's statutory tax rate of 41.5% and its effective tax rate for the year ended December 31, 1997 was due to both the reversal of a portion of the Company's tax valuation reserve of approximately $386,000 against the Company's tax provision, as well as California tax deductions (credits) generated by the Company on loans made in special tax zones within California.

                               FINANCIAL CONDITION

BALANCE SHEET ANALYSIS

         The following table presents condensed balance sheets as of the dates indicated and the dollar and percentage changes between the periods (dollars in thousands):

                                                                                  NET CHANGE                NET CHANGE
                                                  DECEMBER 31,                  1999 VS. 1998              1998 VS. 1997
                                       ---------------------------------------------------------------------------------------
                                          1999        1998       1997           $            %            $           %
------------------------------------------------------------------------------------------------------------------------------
ASSETS
   Cash and cash equivalents               $ 4,783   $ 25,640     $ 2,392     $ (20,857)     (81.35%)   $ 23,248      971.91%
   Investment securities                   240,760    321,261     222,736       (80,501)     (25.06%)     98,525       44.23%
   Net loans                               359,502    283,462     227,033        76,040       26.83%      56,429       24.85%
   Other assets                             18,215     14,941      12,148         3,274       21.91%       2,793       22.99%
------------------------------------------------------------------------------------------------------------------------------
        Total assets                     $ 623,260  $ 645,304   $ 464,309     $ (22,044)      (3.42%)  $ 180,995       38.98%
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
   Savings accounts                      $ 196,368  $ 276,011   $ 200,255     $ (79,643)     (28.86%)   $ 75,756       37.83%
   Certificates of deposit                 269,233    182,979     131,213        86,254       47.14%      51,766       39.45%
   Money market checking accounts           18,783     23,849      16,703        (5,066)     (21.24%)      7,146       42.78%
------------------------------------------------------------------------------------------------------------------------------
        Total deposits                     484,384    482,839     348,171         1,545        0.32%     134,668       38.68%
------------------------------------------------------------------------------------------------------------------------------
   Securities sold under repurchase
     agreements                             30,500     30,779      21,500          (279)      (0.91%)      9,279       43.16%
   Borrowings from State of California      20,000          -           -        20,000       100.0%           -            -
   Term borrowings                          40,000     79,450      45,000       (39,450)     (49.65%)     34,450       76.56%
   Trust preferred securities               17,250     17,250      17,250             -            -           -            -
------------------------------------------------------------------------------------------------------------------------------
        Total borrowings                   107,750    127,479      83,750       (19,729)     (15.48%)     43,729       52.21%
------------------------------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities      592,134    610,318     431,921       (18,184)      (2.98%)    178,397       41.30%
   Other liabilities                         5,577      4,846       3,580           731       15.08%       1,266       35.36%
------------------------------------------------------------------------------------------------------------------------------
        Total liabilities                  597,711    615,164     435,501       (17,453)      (2.84%)    179,663       41.25%
------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
   Common stock                             27,915     28,087      27,944          (172)      (0.61%)        143        0.51%
   Retained earnings                         9,978      5,559         849         4,419       79.49%       4,710      554.77%
   Accumulated other comprehensive
      income (loss)                         (6,355)     1,199       1,189        (7,554)    (630.03%)         10        0.84%
   Common stock in treasury, at cost        (5,989)    (4,705)     (1,174)       (1,284)      27.29%      (3,531)     300.77%
------------------------------------------------------------------------------------------------------------------------------
        Total shareholders' equity          25,549     30,140      28,808        (4,591)     (15.23%)      1,332        4.62%
------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and
        shareholders' equity             $ 623,260  $ 645,304   $ 464,309     $ (22,044)      (3.42%)  $ 180,995       38.98%
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

         DECEMBER 31, 1999 VS. DECEMBER 31, 1998

         Total assets decreased by $22.0 million, to $623.3 million, during the year ended December 31, 1999, primarily due to decreases in investment securities and cash and cash equivalents of $80.5 million and $20.9 million, respectively, partially offset by an increase in net loans of $76.0 million. The decreases in investment securities and cash and cash equivalents were used to funds loans and pay down borrowings. The resulting change in asset composition from lower yielding investments to higher yielding loans contributed to the increase in net interest income for 1999 compared to 1998. The decrease in investment securities was primarily due to sales of $165.3 million and a decline in fair value of $13.1 million, partially offset by purchases of $98.0 million. The increase in net loans was primarily due to $131.7 million of originations and $9.0 million of purchases, partially offset by $58.8 million in payoffs and $4.7 million in SBA loan sales.

         Total liabilities decreased by $17.5 million, to $597.7 million, during the year ended December 31, 1999, primarily due to a decrease in borrowings of $19.7 million, partially offset by an increase in deposits of $1.5 million. This resulted in a shift in the mix of total interest-bearing liabilities from higher rate borrowings to lower rate deposits and contributed to the increase in net interest income for 1999 compared to 1998. Deposits as a percentage of total interest-bearing liabilities increased to 81.8% at December 31, 1999 from 79.1% at December 31, 1998.

         The $19.7 million decrease in borrowings during 1999 was primarily due to a $39.4 million decrease in term borrowings, partially offset by a $20.0 increase in borrowings from the State of California. The Company utilized the borrowings from the State of California, which generally had a lower cost of funds than term borrowings, to replace a portion of the term borrowings that were called (matured) during the fourth quarter of 1999. The $20.0 million borrowed under the State of California's fixed rate lending program during the fourth quarter of 1999 had a weighted average rate of 5.57%.

         The $1.5 million increase in deposits during 1999 was primarily due to an increase in certificates of deposit of $86.3 million partially offset by a decrease in savings accounts and money market checking accounts of $79.6 million and $5.1 million, respectively. Management reduced the rates on all of the Company's deposit products in the beginning of the first quarter of 1999, and later started raising the rates on its one to five year certificates of deposit beginning in the second quarter of 1999. This strategy served to lock in long-term deposits with fixed rates while maintaining rates constant on short-term and liquid deposits. This strategy resulted in a shift of funds from the Company's savings/money market checking accounts into certificates of deposit. The percentage of certificates of deposit to total deposits increased to 55.6% at December 31, 1999 from 37.9% at December 31, 1998. In February 2000, the Company raised the rates on its savings accounts in response to the overall increase in market interest rates.

         Shareholders' equity decreased by $4.6 million, to $25.5 million, during the year ended December 31, 1999. Changes to shareholders' equity were due to the following:

         -        The Company recorded $5.1 million in net income during 1999;

         - The Company declared and paid quarterly cash dividends during 1999 which totaled $636,000;

         - Accumulated other comprehensive income decreased during 1999 by $7.6 million as the fixed rate investment securities portfolio repriced downward due to an increase in market interest rates at December 31, 1999; and

         - Common stock in treasury increased during 1999 by $1.3 million, to $6.0 million, primarily resulting from the $1.7 million purchase in 1999 of 113,500 shares of the Company's common stock under its stock repurchase plan.

         DECEMBER 31, 1998 VS. DECEMBER 31, 1997

         Total assets increased by $181.0 million during the year ended December 31, 1998, compared to 1997, primarily due to increases of $23.2 million, $98.5 million and $56.4 million in cash and cash equivalents, investment securities and net loans, respectively. The increase in cash and cash equivalents during 1998 was the result of the Company maintaining higher levels of liquidity during the fourth quarter of 1998, as a result of the strong loan origination demand and the significant increase in the Company's interest-bearing deposits. The increase in the balance of investment securities for the year ended December 31, 1998 reflected the Company's effort to optimize earnings by more effectively leveraging capital with the purchase of these securities. The increase in net loans primarily reflected new loan originations and purchases of $128.2 million, reduced by $64.3 million in loan payoffs, loan transfers to OREO, and loan chargeoffs.

         Total liabilities increased during 1998 in response to the need to fund the growth in assets. The growth in deposits included $75.8 million in savings deposits, $51.8 million in certificates of deposit, $7.1 million in money market checking deposits, $9.3 million in securities sold under repurchase agreements, and $34.4 million in term borrowings.

         Shareholders' equity increased during the year ended December 31, 1998, primarily due to 1998 net income of $4.8 million, partially offset by the purchase of treasury shares of $3.5 million.

                              NON-PERFORMING ASSETS

         Total non-performing assets declined by $596,000 during 1999, to $210,000, or 0.03% of total assets at December 31, 1999, compared with $806,000, or 0.12% of total assets at December 31, 1998. The decrease was due to the sales of the Company's two remaining OREO properties held at December 31, 1998 with a carrying value of $806,000, partially offset by the addition to non-accrual loans of one loan with a carrying value of $210,000. The Company had three loans with aggregate outstanding loan balances of $3.2 million which management considered to be potential problem loans due to possible credit problems of the borrowers or cash flows of the properties securing the loans. The reduction in non-performing assets was largely due to continued emphasis by management on problem credits, as well as continued favorable economic conditions in the Company's market areas.

                                    LIQUIDITY

         The Company's primary sources of funds are deposits, borrowings of securities sold under repurchase agreements, borrowings from the State of California, term borrowings and payments of principal and interest on loans and investment securities. While maturities and scheduled principal amortization on loans are a reasonably predictable source of funds, deposit flows and mortgage loan prepayments are greatly influenced by the level of interest rates, economic conditions, and competition.

         The Company's primary lending and investment activities have generally been the origination of adjustable rate and fixed rate commercial real estate loans, the purchase of U.S. government sponsored agency securities, corporate debt securities and to a lesser extent, the purchase of short-term securities purchased under resale agreements. The purchase of U.S. government sponsored agency securities, corporate debt securities and short-term securities purchased under resale agreements provides a source of long and short-term liquidity.

         The Company's most liquid assets are cash and securities purchased under resale agreements. The levels of these assets depend on the Company's operating, investing and financing activities during any given period. Liquidity for the Company is monitored daily and evaluated monthly. Excess funds are invested in short-term securities purchased under resale agreements. Additional sources of funds are available by borrowing against the Company's U.S. government sponsored agency securities portfolio and secondarily by borrowing from the Federal Reserve Bank's discount window.

         The table below sets forth pertinent details related to the Company's borrowing facilities with brokers as of December 31, 1999 (dollars in thousands):

                                  BORROWING    BORROWING     BORROWING       NUMBER OF
                                    LIMIT     OUTSTANDING  AVAILABILITY       BROKERS             TERM
------------------------------------------------------------------------------------------------------------------
Short-term borrowings               $ 95,000      $ 25,000      $ 70,000         4         90 days or less
Medium-term borrowings                45,000         5,500        39,500         1         One year or less
Long-term borrowings                  95,000        40,000        55,000         1         3 year / 1 year / call
------------------------------------------------------------------------------------------------------------------
     Total                         $ 235,000      $ 70,500     $ 164,500         6
------------------------------------------------------------------------------------------------------------------

         The Bank also has a medium-term borrowing facility with the State of California Treasurer's Office under which the Bank can borrow an amount not to exceed its total shareholder's equity. Borrowing maturity dates under this program cannot exceed one year. At December 31, 1999, the Bank's total shareholder's equity was $37.4 million, against which the Bank had borrowed $20.0 million. All borrowings are secured by pledging specific amounts of certain U.S. government sponsored agency securities.

         During the year ended December 31, 1999, the Company's cash and cash equivalents decreased by $20.9 million to $4.8 million. This decrease was primarily the result of paying down $19.7 million of the Company's total borrowings. The Company's term borrowings were reduced by a total of $39.4 million during 1999. This reduction was the result of paying down $20.0 million with the proceeds from borrowing $20.0 million at more favorable rates from the State of California and paying down the remaining $19.4 million with the Company's cash and cash equivalents. The Company's deposits provided a total of $1.5 million in funding for the Company during 1999. This resulted from the growth of $86.3 million in certificates of deposit, partially offset by the runoff of $84.7 million in savings accounts and money market checking accounts.

         The Company financed its net loan growth of $76.0 million through the net liquidation of $80.5 million within its investment securities portfolio.

         The Company originated $131.7 million in new loan volume, and $9.0 million in loan purchases during 1999. Offsetting these originations, the Company experienced $58.8 million in loan payoffs and $4.7 million in SBA loan sales.

                                    DIVIDENDS

         As a Delaware corporation, the Company may pay common dividends out of surplus or, if there is no surplus, from net profits for the current and preceding fiscal year. The Parent, on an unconsolidated basis, had approximately $4.3 million in cash and investments less current liabilities and short-term debt at December 31, 1999. These funds are necessary to pay future operating expenses of the Parent, service all outstanding debt, and fund possible future capital infusions into the Bank. Without dividends from the Bank, the Parent must rely solely on existing cash investments and borrowing. The Company declared and paid total cash dividends of $0.24 per common share during 1999, which amounted to $636,000. On February 2, 2000, the Company declared a $0.07 cent per common share cash dividend for the first quarter of 2000 payable on March 15, 2000 to holders of record as of March 1, 2000. The Company anticipates that it will continue to declare and pay quarterly dividends during 2000.

         The Bank's ability to pay dividends to the Parent is restricted by California state law, which requires that sufficient retained earnings, are available to pay the dividend. The Bank made cash dividend payments of $1.24 million to the Parent during 1999. At December 31, 1999, the Bank had retained earnings of $13.8 million that may be available for dividend payments. On February 1, 2000, the Bank declared a $400,000 cash dividend for the first quarter of 2000 payable to the Parent on March 15, 2000. The Bank anticipates that it will continue to declare and pay quarterly dividends to the Parent during 2000.

                                CAPITAL RESOURCES

         The Company's objective is to maintain a strong level of capital that will support sustained asset growth, anticipated credit risks and to ensure that regulatory guidelines and industry standards are met.

         Pacific Crest and the Bank are subject to certain leverage and risk-based capital adequacy standards adopted by the Federal Reserve and the FDIC. Risk-based capital consists of a core capital component (Tier 1), essentially total shareholders' equity excluding accumulated other comprehensive income (loss), and a supplemental component (Tier 2), which includes the allowance for loan losses up to 1.25% of risk-weighted assets, and a system for assigning assets and off-balance sheet items to one of four risk-weighted categories. These capital standards require a minimum Tier 1 risk-based capital ratio of 4.00% and total risk-based capital ratio (Tier 1 plus Tier 2) of 8.00%.

         In addition to the risked-based guidelines, federal banking agencies require banking organizations to maintain a minimum amount of Tier 1 capital to average quarterly total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum, or 4% to 5%.

         At December 31, 1999, Pacific Crest and the Bank were classified as "well capitalized" and were in compliance with all such requirements. The following tables sets forth the regulatory capital ratios for Pacific Crest and the Bank as of the dates indicated:

                                                         DECEMBER 31, 1999                       DECEMBER 31, 1998
                                                ----------------------------------------------------------------------------
                                                               MINIMUM                                MINIMUM
PACIFIC CREST CAPITAL, INC.                        ACTUAL     REQUIRED     EXCESS         ACTUAL     REQUIRED     EXCESS
----------------------------------------------------------------------------------------------------------------------------
Leverage ratio                                         6.89%       4.00%       2.89%        N/A           4.00%     N/A
Tier 1 risk-based capital ratio                       10.18%       4.00%       6.18%        N/A           4.00%     N/A
Total risk-based capital ratio                        13.02%       8.00%       5.02%        N/A           8.00%     N/A
----------------------------------------------------------------------------------------------------------------------------

                                                         DECEMBER 31, 1999                       DECEMBER 31, 1998
                                                ----------------------------------------------------------------------------
                                                               MINIMUM                                MINIMUM
PACIFIC CREST BANK                                 ACTUAL     REQUIRED     EXCESS         ACTUAL     REQUIRED     EXCESS
----------------------------------------------------------------------------------------------------------------------------
Leverage ratio                                         7.19%       4.00%       3.19%          6.81%       4.00%       2.81%
Tier 1 risk-based capital ratio                       10.38%       4.00%       6.38%         10.67%       4.00%       6.67%
Total risk-based capital ratio                        11.64%       8.00%       3.64%         11.92%       8.00%       3.92%
----------------------------------------------------------------------------------------------------------------------------

                           ASSET/LIABILITY MANAGEMENT

         The purpose of asset liability management is to minimize the risk of loss resulting from changes in interest rates. To the extent consistent with its interest rate spread objectives, the Company attempts to manage its interest rate risk and has taken actions to minimize the potential negative impact of changing interest rates. In addition to focusing on making commercial real estate loans which generally provide for quarterly repricing, the Company has written a significant amount of its loans with interest rate floors. Interest rate floors protect the Company in a declining interest rate environment as affected loans do not reprice downward to their fully indexed rate when interest rates fall. At December 31, 1999, the fully indexed rate on these loans was generally equal to or in excess of the interest rate floors. In addition to adjusting the pricing levels and characteristics of interest rate sensitive assets and liabilities to manage interest rate risk, in June of 1998, the Company purchased an interest rate cap. The interest rate cap was purchased as a hedge instrument for the Company's deposit liabilities that reprice in one year or less. This instrument is indexed to the Three Month London Interbank Offered Rate (LIBOR) with a strike price of 6.70%. When the Three Month LIBOR exceeds this level, the interest rate cap earns income for the Company, thereby mitigating some of the risk of rising interest rates. The interest rate cap does not expose the Company to any additional risk beyond the initial investment of $925,000. See Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" for information regarding the sale of the interest rate cap in February 2000.

         The Company primarily uses an interest rate shock analysis to evaluate and manage interest rate risk and measure the impact of fluctuations in interest rates on the Company's net interest income. This analysis applies "change ratios" to assets and liabilities based upon various assumptions regarding their repricing characteristics under various hypothetical market interest rate fluctuations. As of December 31, 1999, management's analysis indicates that the Company's net interest income would decrease by no more than 15% if rates rose 200 basis points over one year.

         Another method of assessing the potential risk associated with changes in interest rates used to a lesser extent by the Company is to examine the extent to which assets and liabilities are "interest rate sensitive" by monitoring the institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated, based upon certain assumptions, to mature and reprice within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would generally tend to adversely affect net interest income while a positive gap would generally tend to result in an increase in net interest income. During a period of declining interest rates, a negative gap would generally tend to result in increased net interest income while a positive gap would generally tend to adversely affect net interest income.

         At December 31, 1999, based on the following gap analysis table, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets repricing or maturing in the same period by $188.7 million, representing a negative one-year gap of 30.3% of total assets.

                                                                                      DECEMBER 31, 1999
                                                                  ----------------------------------------------------------
                                                                   IMMEDIATE       OVER ONE
                                                                    THROUGH      YEAR THROUGH       OVER
(DOLLARS IN THOUSANDS)                                             ONE YEAR       FIVE YEARS     FIVE YEARS       TOTAL
----------------------------------------------------------------------------------------------------------------------------
INTEREST-SENSITIVE ASSETS:
Securities purchased under resale agreements                          $ 3,501              $ -           $ -        $ 3,501
Investment securities available for sale:
    U.S. government sponsored agency securities                             -           74,923       162,004        236,927
    Corporate debt securities                                           3,833                -             -          3,833
Loans, gross                                                          154,845          146,926        64,562        366,333
----------------------------------------------------------------------------------------------------------------------------
  Total interest-sensitive assets                                    $162,179        $ 221,849      $226,566      $ 610,594
----------------------------------------------------------------------------------------------------------------------------

INTEREST-SENSITIVE LIABILITIES:
Savings accounts                                                     $196,368              $ -           $ -      $ 196,368
Certificates of deposit                                               185,212           84,021             -        269,233
Money market checking accounts                                         18,783                -             -         18,783
----------------------------------------------------------------------------------------------------------------------------
  Total deposits                                                      400,363           84,021             -        484,384
----------------------------------------------------------------------------------------------------------------------------
Securities sold under repurchase agreements                            30,500                -             -         30,500
Borrowings from State of California                                    20,000                -             -         20,000
Term borrowings                                                             -           40,000             -         40,000
Trust preferred securities                                                  -                -        17,250         17,250
----------------------------------------------------------------------------------------------------------------------------
  Total borrowings                                                     50,500           40,000        17,250        107,750
----------------------------------------------------------------------------------------------------------------------------
  Total interest-sensitive liabilities                               $450,863        $ 124,021      $ 17,250      $ 592,134
----------------------------------------------------------------------------------------------------------------------------
Interest rate cap                                                     100,000                -             -        100,000
Gap (1)                                                            $ (188,684)        $ 97,828      $209,316      $ 118,460
----------------------------------------------------------------------------------------------------------------------------
Cumulative gap                                                     $ (188,684)       $ (90,856)     $118,460      $ 118,460
----------------------------------------------------------------------------------------------------------------------------
As a percent of total assets                                          (30.27%)          (14.58%)       19.01%         19.01%
----------------------------------------------------------------------------------------------------------------------------

(1) Gap represents interest sensitive assets less interest sensitive liabilities, net of the effect of the interest rate cap.

         The gap analysis table is based on certain assumptions. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of the repricing timing or maturity date of the asset or liability. For assets with call features, repricing is determined using the estimated duration of the instrument. The Company has assumed, for purposes of this table only, that its savings accounts, money market checking accounts and securities sold under repurchase agreements, which totaled $196.4 million, $18.8 million and $30.5 million, respectively, at December 31, 1999, reprice immediately. The Company has assumed, for purposes of the gap analysis table, that its investment securities mature/reprice after the initial call date, but prior to the maturity date, based upon a duration model that factors the probability of the securities being called relative to changes in interest rates.

         Certain shortcomings are inherent in the method of using gap analysis to evaluate interest rate risk as presented in the following table. For example, gap analysis assumes that when interest rates change, all rates change by the same amount and at the same time. Although certain assets and liabilities may be available for repricing at the same time, assets and liabilities often react independently to market interest rate changes, resulting in variable degrees of change dependent on the type of asset or liability. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, some adjustable rate loans have features, which restrict changes in interest rates on a short-term basis and over the life of the asset. Loan prepayments and early withdrawal of certificates of deposit could also cause the interest sensitivities to vary from those reflected in the table. Due to these factors, the gap analysis may not provide a complete or accurate assessment of the Company's exposure to changes in interest rates.

                              YEAR 2000 COMPLIANCE

         The year 2000 issue was the result of computer programs being written using two, rather than four, digits to define the applicable year. Programs that have time-sensitive software may recognize a date using "00" as the year 1900 instead of the year 2000. This could have resulted in major system failure or miscalculations. The Company has experienced no computer system problems as a result of the year 2000. The Company is not aware of any of its borrowers, major vendors or deposit customers that have experienced any year 2000 problems. If a problem were to be discovered in the year 2000 that impacts the core accounting systems, the Company would be required to perform many business functions manually until such time as the responsible vendor corrected the problem. Such manual processing of functions is provided for in the Company's contingency plans.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company's primary market risk is interest rate risk. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time to maximize income. Management realizes certain risks are inherent and that the goal is to identify and minimize the risks. Pacific Crest's exposure to market risk is reviewed on a regular basis by the Asset/Liability committee. Tools used by management include an interest rate shock analysis and to a lesser extent, the standard GAP report. The Company has no market risk sensitive instruments held for trading purposes. Management believes that the Company's market risk is reasonable at this time. See also Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management."

         A derivative financial instrument includes futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics. On June 8, 1998, the Company executed a five-year interest rate cap agreement for a notional amount of $100 million. Under the cap agreement, the Company earns income when the Three Month London Interbank Offered Rate (LIBOR) exceeds 6.70%. Three Month LIBOR closed at 6.00% on December 31, 1999. The interest rate cap was purchased as a hedge instrument for the Company's deposit liabilities which reprice in one year or less. It was designed to hedge the risk that interest rates may rise, which would produce an increase in the rates paid on these deposit liabilities, resulting in an increase in interest expense and a reduction in net interest margin. The interest rate cap mitigates this risk somewhat since it earns income for the Company if interest rates rise beyond a certain level. The interest rate cap does not expose the Company to any additional risk beyond the initial investment of $925,000. For the years ended December 31, 1999 and 1998, the amounts of amortized premium were $185,000 and $105,000, respectively, and were included in "Interest expense - deposits" on the Consolidated Statements of Income. With the exception of the interest rate cap, the Company is not currently engaged in transactions involving derivative financial instruments.

         On February 8, 2000, the Company sold its interest rate cap agreement for $2.5 million and recognized a deferred gain of $1.8 million. The deferred gain will be amortized as a credit to "Interest expense - deposits" over the remaining life of the original interest rate cap agreement, which had a maturity date of June 8, 2003. Annual amortization is projected to be $494,000, $554,000, $554,000 and $242,000 for the years ended
December 31, 2000, 2001, 2002 and 2003, respectively. Management believed that the current realized benefits of selling the interest rate cap outweighed the future potential benefits of holding the interest rate cap until maturity. Additionally, the Company has certain fixed rate loans in its portfolio which will convert to adjustable rate in the next two to three years and will thus mitigate any increased interest expense on its adjustable rate liabilities due to rising interest rates.

         The tables below provide information about the Company's balance sheet non-derivative financial instruments at December 31, 1999 and 1998 that are sensitive to changes in interest rates. For all outstanding financial instruments, the table presents the outstanding principal balance and the weighted average interest yield/rate of the instruments by either the date the instrument can be repriced for variable rate financial instruments or the expected maturity date for fixed rate financial instruments (dollars in thousands):

                                                                      DECEMBER 31, 1999
                                                       EXPECTED MATURITY DATE OR REPRICING DATE BY YEAR
                                     ------------------------------------------------------------------------------------------
                                                                                                                    ESTIMATED
                                        2000       2001        2002       2003       2004    THEREAFTER   TOTAL     FAIR VALUE
-------------------------------------------------------------------------------------------------------------------------------
INTEREST-SENSITIVE ASSETS:
  Securities purchased under
    resale agreements (1)               $ 3,501     $     -    $     -    $     -    $     -    $     -    $ 3,501     $ 3,501
     average yield (variable rate)        4.45%           -          -          -          -          -      4.45%

  Corporate debt securities
   available for sale (2)                 3,833           -          -          -                     -      3,833       3,833
     average yield (variable rate)        7.69%           -          -          -          -          -      7.69%

  U.S. government sponsored
   agency securities
     available for sale (2)                   -           -     50,263     14,817      9,842    162,005    236,927     236,927
     average yield (fixed rate)               -           -      5.69%      6.82%      6.93%      6.70%      6.50%

  Loans, gross (3)                      154,845      26,333     51,206     18,484     50,903     64,562    366,333     370,726
     average yield                       10.23%       9.20%      8.22%      9.12%      8.31%      8.39%      9.23%
-------------------------------------------------------------------------------------------------------------------------------
Total interest-sensitive assets       $ 162,179     $26,333   $101,469    $33,301    $60,745   $226,567   $610,594   $ 614,987
-------------------------------------------------------------------------------------------------------------------------------

INTEREST-SENSITIVE LIABILITIES:
  Savings accounts (1)                $ 196,368         $ -        $ -        $ -        $ -        $ -   $196,368   $ 196,368
     average rates (variable rate)        4.68%           -          -          -          -          -      4.68%

  Certificates of deposit (4)           185,212      55,393     10,743        970     16,915          -    269,233     267,887
     average rates (fixed rate)           5.51%       5.78%      6.02%      5.94%      6.08%          -      5.63%

  Money market checking accounts (1)     18,783           -          -          -          -          -     18,783      18,783
     average rates (variable rate)        4.28%           -          -          -          -          -      4.28%

  Securities sold under repurchase
   agreements (1)                        30,500           -          -          -          -          -     30,500      30,500
     average rates (variable rate)        6.02%           -          -          -          -          -      6.02%

  Borrowings from State of California (5)20,000           -          -          -          -          -     20,000      19,977
     average rates (fixed rate)           5.57%           -          -          -          -          -      5.57%

  Term borrowings (5)                    40,000           -          -          -          -          -     40,000      39,917
     average rates (fixed rate)           5.73%           -          -          -          -          -      5.73%

  Trust preferred securities (2)              -           -          -          -          -     17,250     17,250      13,380
     average rates (fixed rate)               -           -          -          -          -      9.38%      9.38%
-------------------------------------------------------------------------------------------------------------------------------
Total interest-sensitive liabilities  $ 490,863     $55,393    $10,743      $ 970    $16,915    $17,250   $592,134   $ 586,812
-------------------------------------------------------------------------------------------------------------------------------

                                                                       DECEMBER 31, 1998
                                                     EXPECTED MATURITY DATE OR REPRICING DATE BY YEAR
                                     ------------------------------------------------------------------------------------------
                                                                                                                    ESTIMATED
                                        1999       2000        2001       2002       2003    THEREAFTER   TOTAL    FAIR VALUE
-------------------------------------------------------------------------------------------------------------------------------
INTEREST-SENSITIVE ASSETS:
  Securities purchased under
    resale agreements (1)              $ 22,048     $     -    $     -    $     -    $     -    $     -   $ 22,048    $ 22,048
     average yield (variable rate)        5.32%           -          -          -          -          -      5.32%

  Corporate debt securities
   available for sale (2)                11,736           -          -          -          -          -     11,736      11,736
     average yield (variable rate)        5.72%           -          -          -          -          -      5.72%

  U.S. government sponsored
   agency securities
     available for sale (2)                   -           -      5,025     23,090     48,056    233,354    309,525     309,525
     average yield (fixed rate)               -           -      6.44%      6.87%      6.79%      6.62%      6.66%

  Loans, gross (3)                      194,811      11,064     20,648     10,075     15,450     37,020    289,068     295,131
     average yield                       10.25%       9.88%      9.24%      8.22%      9.19%      8.43%      9.80%
-------------------------------------------------------------------------------------------------------------------------------
Total interest-sensitive assets       $ 228,595     $11,064    $25,673    $33,165    $63,506   $270,374   $632,377   $ 638,440
-------------------------------------------------------------------------------------------------------------------------------
INTEREST-SENSITIVE LIABILITIES:
  Savings accounts (1)                $ 276,011         $ -        $ -        $ -        $ -        $ -   $276,011   $ 276,011
     average rates (variable rate)        4.67%           -          -          -          -          -      4.67%

  Certificates of deposit (4)           173,918       5,762      1,982        512        805          -    182,979     182,064
     average rates (fixed rate)           5.57%       5.63%      5.83%      5.98%      5.75%          -      5.52%

  Money market checking accounts (1)     23,849           -          -          -          -          -     23,849      23,849
     average rates (variable rate)        4.35%           -          -          -          -          -      4.35%

  Securities sold under repurchase
   agreements (1)                        30,779           -          -          -          -          -     30,779      30,779
     average rates (variable rate)        5.36%           -          -          -          -          -      5.36%

  Term borrowings (5)                    24,450           -          -     45,000     10,000          -     79,450      80,542
     average rates (fixed rate)           5.64%           -          -      5.77%      5.48%          -      5.69%

  Trust preferred securities (2)              -           -          -          -          -     17,250     17,250      17,250
     average rates (fixed rate)               -           -          -          -          -      9.38%      9.38%
-------------------------------------------------------------------------------------------------------------------------------
Total interest-sensitive liabilities  $ 529,007     $ 5,762    $ 1,982    $45,512    $10,805    $17,250   $610,318   $ 610,495
-------------------------------------------------------------------------------------------------------------------------------

         The fair value balances reflected in the table were derived as follows:

         (1) For financial instruments that mature or reprice within 90 days, the carrying amounts and the fair values are considered identical, due to the short term repricing of the financial instruments.

         (2) For the investment securities and the trust preferred securities, fair value is based on the quoted market price of these securities by broker dealers making a market for these securities on a national exchange.

         (3) Fair value of loans is based on the value the Company could receive on the loans in a loan sale. The Company estimates that it could sell a majority of its loans at a premium of between 0.0% and 3.0%.

         (4) Fair value of the Company's fixed maturity deposits is estimated using rates currently offered for deposits of similar remaining maturities.

         (5) Fair value of borrowings from the State of California and term borrowings is estimated using discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                    PAGE
                                                                                    ----
      Consolidated Balance Sheets at December 31, 1999 and 1998.................     41

      Consolidated Statements of Income for the years ended
         December 31, 1999, 1998, and 1997......................................     42

      Consolidated Statements of Shareholders' Equity for the years ended
         December 31, 1999, 1998 and 1997.......................................     43

      Consolidated Statements of Cash Flows for the years ended
         December 31, 1999, 1998 and 1997.......................................     44

      Notes to Consolidated Financial Statements................................     45

      Report of Deloitte & Touche LLP, Independent Auditors.....................


                                      PACIFIC CREST CAPITAL, INC.
                                      CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                                    DECEMBER 31,
                                                                                            -------------------------------
                                                                                                1999             1998
---------------------------------------------------------------------------------------------------------------------------
                              ASSETS
Cash                                                                                              $ 1,282          $ 3,592
Securities purchased under resale agreements                                                        3,501           22,048
---------------------------------------------------------------------------------------------------------------------------
        Cash and cash equivalents                                                                   4,783           25,640
---------------------------------------------------------------------------------------------------------------------------
Investment securities available for sale, at market                                               240,760          321,261
Loans:
        Commercial real estate                                                                    357,312          278,614
        Single-family residential                                                                     571            1,194
        Commercial business/SBA/other                                                               5,181            4,476
        SBA loans held for sale, at lower of cost or market                                         3,269            4,784
---------------------------------------------------------------------------------------------------------------------------
                Gross loans                                                                       366,333          289,068
        Less: deferred loan fees                                                                     (381)            (582)
        Less: allowance for loan losses                                                            (6,450)          (5,024)
---------------------------------------------------------------------------------------------------------------------------
                Net loans                                                                         359,502          283,462
---------------------------------------------------------------------------------------------------------------------------
Accrued interest receivable                                                                         6,604            8,241
Prepaid expenses and other assets                                                                   2,154            2,102
Deferred income taxes, net                                                                          8,600            2,911
Other real estate owned                                                                                 -              806
Premises and equipment                                                                                857              881
---------------------------------------------------------------------------------------------------------------------------
        Total assets                                                                            $ 623,260        $ 645,304
---------------------------------------------------------------------------------------------------------------------------

               LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
        Deposits:
                Savings accounts                                                                $ 196,368        $ 276,011
                Certificates of deposit                                                           269,233          182,979
                Money market checking accounts                                                     18,783           23,849
---------------------------------------------------------------------------------------------------------------------------
                        Total deposits                                                            484,384          482,839
---------------------------------------------------------------------------------------------------------------------------
        Borrowings:
                Securities sold under repurchase agreements                                        30,500           30,779
                Borrowings from State of California                                                20,000                -
                Term borrowings                                                                    40,000           79,450
                Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures
                     ("Trust preferred securities")                                                17,250           17,250
---------------------------------------------------------------------------------------------------------------------------
                        Total borrowings                                                          107,750          127,479
---------------------------------------------------------------------------------------------------------------------------
                        Total interest-bearing liabilities                                        592,134          610,318
        Accrued interest payable and other liabilities                                              5,577            4,846
---------------------------------------------------------------------------------------------------------------------------
                        Total liabilities                                                         597,711          615,164
---------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
        Common stock, $.01 par value (10,000,000 shares authorized, 2,986,530
                shares issued at December 31, 1999 and 1998)                                           30               30
        Additional paid-in capital                                                                 27,885           28,057
        Retained earnings                                                                           9,978            5,559
        Accumulated other comprehensive income (loss)                                              (6,355)           1,199
        Common stock in treasury, at cost (384,806 shares at
                December 31, 1999 and 295,500 shares at December 31, 1998)                         (5,989)          (4,705)
---------------------------------------------------------------------------------------------------------------------------
                        Total shareholders' equity                                                 25,549           30,140
---------------------------------------------------------------------------------------------------------------------------
                        Total liabilities and shareholders' equity                              $ 623,260        $ 645,304
---------------------------------------------------------------------------------------------------------------------------
Book value per common share                                                                        $ 9.82          $ 11.20

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                             PACIFIC CREST CAPITAL, INC.
                                          CONSOLIDATED STATEMENTS OF INCOME
                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                              YEARS ENDED DECEMBER 31,
                                                                                       -------------------------------------
                                                                                          1999         1998         1997
----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
        Loans                                                                            $ 32,857     $ 25,653     $ 24,475
        Securities purchased under resale agreements                                          413          221          112
        Investment securities:
                Available for sale                                                         16,091       19,056        8,045
                Held to maturity                                                                -          310        2,714
----------------------------------------------------------------------------------------------------------------------------
                        Total interest income on investment securities                     16,091       19,366       10,759
----------------------------------------------------------------------------------------------------------------------------
                        Total interest income                                              49,361       45,240       35,346
----------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
        Deposits:
                Savings accounts                                                           11,519       11,226        9,603
                Certificates of deposit                                                    11,613        9,241        6,467
                Money market checking accounts                                                967          949          892
----------------------------------------------------------------------------------------------------------------------------
                        Total interest expense on deposits                                 24,099       21,416       16,962
----------------------------------------------------------------------------------------------------------------------------
        Borrowings:
                Securities sold under repurchase agreements                                   871        1,418        1,638
                Borrowings from State of California                                           148            -            -
                Term borrowings                                                             3,455        4,087          562
                Trust preferred securities                                                  1,617        1,617          449
----------------------------------------------------------------------------------------------------------------------------
                        Total interest expense on borrowings                                6,091        7,122        2,649
----------------------------------------------------------------------------------------------------------------------------
                        Total interest expense                                             30,190       28,538       19,611
----------------------------------------------------------------------------------------------------------------------------
                        Net interest income                                                19,171       16,702       15,735
Provision for loan losses                                                                   1,677          910        1,135
----------------------------------------------------------------------------------------------------------------------------
                        Net interest income after provision for loan losses                17,494       15,792       14,600
NON-INTEREST INCOME:
        Loan prepayment and late fee income                                                   662          788          243
        Gain on sale of investment securities, net                                            661          252            -
        Gain on sale of SBA loans                                                             250          254            -
        Gain on sale of commercial real estate loans                                            -          467            -
        Gain on sale of other real estate owned                                                25          120          216
        Other income                                                                          861          597          289
----------------------------------------------------------------------------------------------------------------------------
                Total non-interest income                                                   2,459        2,478          748
----------------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE:
        Salaries and employee benefits                                                      6,652        5,822        5,009
        Net occupancy expenses                                                              1,687        1,616        1,568
        Communication and data processing                                                     933          778          659
        Advertising and promotion                                                             598          541          351
        FDIC insurance premiums                                                                54           43           73
        Credit and collection expenses                                                         43          127          127
        Other real estate owned expenses                                                       28          211          114
        Valuation adjustments to other real estate owned                                       43           50          370
        Other expenses                                                                      1,445        1,091          993
----------------------------------------------------------------------------------------------------------------------------
                Total non-interest expense                                                 11,483       10,279        9,264
----------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                                  8,470        7,991        6,084
Income tax provision                                                                        3,415        3,144        2,377
----------------------------------------------------------------------------------------------------------------------------
                Net income                                                                $ 5,055      $ 4,847      $ 3,707
----------------------------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE:
        Basic                                                                              $ 1.90       $ 1.72       $ 1.26
        Diluted                                                                            $ 1.82       $ 1.64       $ 1.21

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                 PACIFIC CREST CAPITAL, INC.
                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                      ACCUMULATED
                                                          ADDITIONAL  COMMON STOCK      RETAINED         OTHER           TOTAL
                                          COMMON STOCK     PAID-IN     IN TREASURY      EARNINGS     COMPREHENSIVE   SHAREHOLDERS'
                                      -------------------          ------------------
                                        SHARES   AMOUNT    CAPITAL  SHARES   AMOUNT     (DEFICIT)    INCOME (LOSS)       EQUITY
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996            2,960    $     30   $ 27,808   (30)  $ (255)   $ (2,858)   $   (257)           $ 24,468
--------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                                -           -          -      -       -       3,707           -                3,707
  Other comprehensive income,
     net of income taxes:
     Unrealized gain on investment
       securities available for sale        -           -          -      -       -           -         1,446              1,446
                                                                                                                        --------
          Total comprehensive income                                                                                       5,153
  Issuances of common stock:
       Employee stock purchase plan         7           -         52      -       -           -           -                   52
       Non-employee directors' stock
         purchase plan                      3           -         39      -       -           -           -                   39
       Employee stock option plan           2           -         15      -       -           -           -                   15
Purchase of common stock in treasury        -           -          -    (55)   (919)          -           -                 (919)
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997            2,972    $     30   $ 27,914    (85)$(1,174)   $    849     $  1,189            $ 28,808
---------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                                -           -          -      -       -        4,847           -                4,847
  Other comprehensive income,
     net of income taxes:
     Unrealized gain on investment
       securities available for sale        -           -          -      -       -           -           10                   10
                                                                                                                         --------
          Total comprehensive income                                                                                        4,857
  Issuances of common stock:
       Employee stock purchase plan         6           -         63      -       -           -           -                   63
       Non-employee directors' stock
         purchase plan                      2           -         44      -       -           -           -                   44
       Employee stock option plan           6           -         36      -       -           -           -                   36
Purchase of common stock in treasury        -           -          -   (211)    (3,531)          -                        (3,531)
Cash dividends paid ($0.05 per share)       -           -          -      -       -        (137)          -                 (137)
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998            2,986    $     30   $ 28,057   (296)  $ (4,705)  $ 5,559      $  1,199           $ 30,140
---------------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss):
  Net income                                -           -          -      -       -       5,055           -                 5,055
  Other comprehensive income (loss),
     net of income taxes:
     Unrealized loss on investment
      securities available for sale         -           -          -      -       -           -      (7,554)              (7,554)
                                                                                                                         --------
          Total comprehensive loss                                                                                        (2,499)
  Issuances of common stock
     in treasury:
       Employee stock purchase plan         -           -        (12)     4      66           -           -                    54
       Non-employee directors' stock
         purchase plan                      -           -          -      3      51           -           -                    51
       Employee stock option plan           -           -       (160)    17     264           -           -                   104
Purchase of common stock in treasury        -           -          -   (113) (1,665)          -           -               (1,665)
Cash dividends paid ($0.24 per share)       -           -          -      -       -        (636)          -                 (636)
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999            2,986    $     30   $ 27,885   (385) $ (5,989)   $  9,978    $ (6,355)           $ 25,549
---------------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                     PACIFIC CREST CAPITAL, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (DOLLARS IN THOUSANDS)

                                                                                       YEARS ENDED DECEMBER 31,
                                                                           ----------------------------------------------
                                                                               1999            1998            1997
-------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
        Net income                                                               $ 5,055         $ 4,847         $ 3,707
        Adjustments to reconcile net income
             to net cash provided by operating activities:
                Provision for loan losses                                          1,677             910           1,135
                Gain on sale of investment securities                               (661)           (252)              -
                Gain on sale of SBA loans                                           (250)           (254)              -
                Gain on sale of commercial real estate loans                           -            (467)              -
                Gain on sale of other real estate owned                              (25)           (120)           (216)
                Valuation adjustments to other real estate owned                      43              50             370
                Depreciation and amortization of premises and equipment              329             275             251
                Accretion of deferred loan fees                                     (336)           (509)           (379)
                Accretion of discount on investment securities                       (50)            (23)             (5)
                Deferred income tax benefit                                         (219)           (296)           (366)
                Changes in operating assets and liabilities:
                        Accrued interest receivable                                1,637          (2,874)         (3,401)
                        Prepaid expenses and other assets                              7            (683)           (706)
                        Accrued interest payable and other liabilities               731           1,266             658
-------------------------------------------------------------------------------------------------------------------------
                                Net cash provided by operating activities          7,938           1,870           1,048
-------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
        Purchases of investment securities:
                Available for sale                                               (98,019)       (282,251)       (213,510)
                Held to maturity                                                       -               -         (15,000)
        Proceeds from sales and calls of investment securities:
                Available for sale                                               166,006         179,077          50,800
                Held to maturity                                                       -           5,000          40,965
        Principal payments on investment securities                                  142               -               -
        Loan originations                                                       (131,653)       (108,839)        (49,810)
        Purchases of loans                                                        (9,017)        (19,380)              -
        Proceeds from sales of SBA loans                                           4,998           2,836               -
        Proceeds from sales of commercial real estate loans                            -           9,929           2,884
        Principal payments on loans                                               58,766          59,221          25,356
        Proceeds from sales of other real estate owned                               563           1,452           2,727
        Purchases of premises and equipment, net                                    (305)           (539)           (315)
-------------------------------------------------------------------------------------------------------------------------
                Net cash used in investing activities                             (8,519)       (153,494)       (155,903)
-------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
        Net (decrease) increase in savings accounts                              (79,643)         75,756          42,466
        Net increase in certificates of deposit                                   86,254          51,766          42,387
        Net (decrease) increase in money market checking accounts                 (5,066)          7,146          (3,377)
        Net (decrease) increase in securities sold under repurchase agreements      (279)          9,279          11,500
        Net increase in borrowings from State of California                       20,000               -               -
        Net (decrease) increase in term borrowings                               (39,450)         34,450          45,000
        Proceeds from issuance of trust preferred securities                           -               -          17,250
        Purchases of common stock in treasury, at cost                            (1,665)         (3,531)           (919)
        Cash dividends paid                                                         (636)           (137)              -
        Proceeds from exercise of stock options                                      104              36              15
        Proceeds from employees and directors stock purchase plans                   105             107              91
-------------------------------------------------------------------------------------------------------------------------
                Net cash (used in) provided by financing activities              (20,276)        174,872         154,413
-------------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                             (20,857)         23,248            (442)
Cash and cash equivalents at beginning of period                                  25,640           2,392           2,834
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                       $ 4,783        $ 25,640         $ 2,392
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           PACIFIC CREST CAPITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999



NOTE 1. ORGANIZATION

         Pacific Crest Capital, Inc. ("Pacific Crest" or the "Parent") is a bank holding company principally engaged in commercial real estate and Small Business Administration ("SBA") lending through its wholly owned subsidiary, Pacific Crest Bank (the "Bank"). During the fourth quarter of 1999, Pacific Crest became a bank holding company regulated by the Board of Governors of the Federal Reserve System (the "Federal Reserve") as part of the conversion of the Bank's charter to that of a state commercial bank. Unless the context otherwise indicates, the "Company" refers to Pacific Crest and its wholly owned subsidiaries, Pacific Crest Bank and PCC Capital I.

         Pacific Crest Bank is a California commercial bank that is supervised and regulated by the California Department of Financial Institutions (the "Department" or "DFI") and the Federal Deposit Insurance Corporation ("FDIC"). In September 1999, the Bank filed an application with the DFI to convert from a California industrial loan company to a California commercial bank. In December 1999, the Bank received all of the necessary regulatory approvals, and on December 15, 1999 completed its conversion from an industrial loan company to a commercial bank. The Bank converted to a commercial bank primarily in order to offer full-service checking accounts and pursue full-service online banking. The Bank's deposits are insured by the FDIC up to applicable limits.

         Pacific Crest Bank concentrates on marketing to and serving the needs of individuals and small and medium sized businesses in California, Arizona, Oregon and Washington. The Bank conducts its deposit operations through three branch offices, located in Beverly Hills, Encino and San Diego, California. The Bank currently offers savings accounts, money market checking accounts and certificates of deposit. However, the Bank does not offer other traditional banking services such as travelers' checks and safe deposit boxes. The Bank has focused its lending activities on loans secured by commercial real estate and small business loans under the federal SBA program. Pacific Crest Bank conducts its lending operations through its lending and marketing representatives located in Southern California and through its correspondent loan brokers located in California, Arizona, Washington, and Oregon.

         PCC Capital I ("PCC Capital") is a statutory business trust created under Delaware law for the exclusive purpose of issuing and selling $17.25 million of 9.375% Cumulative Trust Preferred Securities (the "Trust Preferred Securities"). The Trust Preferred Securities are presented as a separate line item in the Consolidated Balance Sheets under the caption "Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures." For financial reporting purposes, the Company records the dividend distributions on the Trust Preferred Securities as "Interest expense - trust preferred securities" in the Consolidated Statements of Income.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Pacific Crest and its wholly owned subsidiaries, Pacific Crest Bank and PCC Capital. All significant intercompany transactions have been eliminated. Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

         The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and revenues and expenses for the year. Actual results in future years could differ from those estimates by management in the current year. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation allowance for other real estate owned.

         BUSINESS SEGMENTS

         The Company is organized and operated as a single reporting segment principally engaged in commercial real estate and SBA lending. The Company's lending activities concentrate on marketing to and serving the needs of individuals and small to medium-sized businesses located primarily in California, but also including Arizona, Oregon and Washington. The Company conducts its deposit operations through three branch offices, located in Southern California. The consolidated financial statements, as they appear in this document, represent the grouping of revenue and expense items as they are presented to executive management of the Company, for use in strategically directing the operations of the Company.

         CASH AND CASH EQUIVALENTS

         For purpose of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, cash and cash equivalents include cash and securities purchased under resale agreements which have original maturities of three months or less and are carried at cost.

         SECURITIES PURCHASED UNDER RESALE AGREEMENTS

         The Company invests excess cash overnight and up to three months in securities purchased under resale agreements ("repurchase agreements"). Collateral securing the repurchase agreements is limited to U.S. Treasury bonds, notes and bills, and securities issued by either U.S. government agencies or U.S. government sponsored agencies. Collateral securing the repurchase agreements is held for safekeeping under third-party custodial agreements and is required to be segregated and separately accounted for from all other securities held by the custodian for its other customers or for its own account.

         INVESTMENT SECURITIES

         The Company invests in U.S. government sponsored agency securities, and to a lesser extent, investment grade corporate debt securities. At the date of purchase, the Company elects to segregate the security into either the held to maturity portfolio or the available for sale portfolio, depending upon management's ability and intent to hold such securities to maturity. Debt securities classified as held to maturity are recorded at amortized cost while securities classified as available for sale are recorded at market. Unrealized gains or losses on securities available for sale are excluded from earnings and reported in "Accumulated other comprehensive income (loss)" as a separate component of Shareholders' Equity, net of tax effect. Realized gains or losses are recorded using the specific identification method. Purchase premiums and discounts are recognized in interest income using the level yield method.

         LOANS

         Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain estimated indirect origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method over the term of the loan.

         SBA LOANS HELD FOR SALE

         SBA loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

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

         OTHER REAL ESTATE OWNED

         Assets classified as other real estate owned ("OREO") include foreclosed real estate owned by the Company. The Company records its OREO properties at the lower of cost or fair market value which may require the Company to make valuation adjustments to its OREO properties held, based on current collateral appraisal data and other relevant information which effectively reduces the book value of such assets to their estimated fair market value less selling cost of the properties. The fair value of the real estate takes into account the real estate values net of expenses such as brokerage commissions, past due property taxes, property repair expenses, and other items. The estimated sale price utilized by the Company may not necessarily reflect the appraisal values, which management believes, in some cases, may be higher than what could be realized in a sale of the OREO.

         DEFERRED INCOME TAXES

         Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the financial statement amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

         CURRENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair values. As amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", SFAS 133 will be effective beginning in 2001. Management believes that the adoption of SFAS 133 will not have a material impact on the Company's results of operations or financial position.

NOTE 3. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         Supplemental disclosure of cash flow information is as follows for the periods indicated (in thousands):

                                                                         YEARS ENDED DECEMBER 31,
                                                                -----------------------------------------
                                                                   1999           1998          1997
---------------------------------------------------------------------------------------------------------
Cash paid during the year for:
        Interest                                                   $ 30,275       $ 28,007      $ 19,068
        Income taxes                                               $  3,775       $  4,000      $  2,725

Non-cash investing and financing activities:
        Transfers from loans to other real estate owned            $     -        $    208      $  1,376
---------------------------------------------------------------------------------------------------------


NOTE 4. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

         Because no conventional market exists for a significant portion of the Company's financial instruments, and because of the inherent imprecision of estimating fair values for financial instruments for which no conventional trading market exists, management believes that the fair market value estimates should be viewed as only approximate values that the Company would receive if the Company's assets and liabilities were sold.

         The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

         CASH AND CASH EQUIVALENTS

         The carrying amounts of cash and cash equivalents approximate their fair values.

         INVESTMENT SECURITIES

         Fair value is based on the quoted market price of these securities by broker dealers making a market for these securities on a national exchange.

         LOANS

         The Company established the fair market value of the loan portfolio by segregating the loan portfolio into categories by utilizing selected factors (i.e., payment history, collateral values, risk classification, cash flows) and then forecasting an estimated fair market value sale price for each of the established loan categories. The estimated market value of the loan portfolio includes categories of loans the Company believes would sell at a premium between 0% and 3.0%, and categories of loans that would sell at a discount between 0% and 25%. A significant number of the Company's variable rate loans contain "floors" or minimum interest rates. The Company's variable rate loans generally reprice on a quarterly basis. Many of these same loans also contain covenants requiring penalties for early repayment. The Company believes that loans with these characteristics, as well as being well collateralized, with no history of delinquencies, would sell at a premium. On the other hand, loans on a non-accrual basis, or loans that have been classified due to an identified weakness, even though fully secured, could normally only be sold for a discount depending on the anticipated level of ultimate recovery upon liquidation of the collateral. Fair value then, is based upon the estimated sales prices less cost of sales of these loans.

         DEPOSITS

         Fair value of the Company's fixed maturity deposits are estimated using rates currently offered for deposits of similar remaining maturities. The fair value of deposits with no stated maturity such as savings accounts and money market checking accounts are disclosed as the amount payable on demand.

         SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

         The carrying amounts of securities sold under repurchase agreements approximate their fair value due to the short maturity of these borrowings.

         BORROWINGS FROM STATE OF CALIFORNIA AND TERM BORROWINGS

         The fair values of the Company's debt are estimated using discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

         TRUST PREFERRED SECURITIES

         Fair value is based on the quoted market price of these securities by broker dealers making a market for these securities on a national exchange.

         ACCRUED INTEREST RECEIVABLE AND PAYABLE

         The carrying amounts of accrued interest receivable and payable approximate their fair value.

         OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

         The fair value of the interest rate cap is estimated, using dealer quotes, as the amount that the Company would pay to execute a new agreement with terms identical to those remaining on the current agreement, considering current interest rates.

         The carrying amounts and estimated fair values for certain of the Company's financial instruments as of the dates indicated are summarized in the following table (dollars in thousands):

                                                                DECEMBER 31, 1999            DECEMBER 31, 1998
                                                           -------------------------------------------------------
                                                            CARRYING      ESTIMATED      CARRYING      ESTIMATED
                                                             AMOUNT      FAIR VALUE       AMOUNT      FAIR VALUE
------------------------------------------------------------------------------------------------------------------
ASSETS
     Cash and cash equivalents                                 $ 4,783       $ 4,783       $ 25,640      $ 25,640
     Investment securities                                     240,760       240,760        321,261       321,261
     Loans, net                                                359,502       370,726        283,462       295,131
     Accrued interest receivable                                 6,604         6,604          8,241         8,241

LIABILITIES
     Savings accounts                                          196,368       196,368        276,011       276,011
     Certificates of deposit                                   269,233       267,887        182,979       182,064
     Money market checking accounts                             18,783        18,783         23,849        23,849
     Securities sold under repurchase agreements                30,500        30,500         30,779        30,779
     Borrowings from State of California                        20,000        19,977              -             -
     Term borrowings                                            40,000        39,917         79,450        80,542
     Trust preferred securities                                 17,250        13,380         17,250        17,250
     Accrued interest payable                                    1,264         1,264          1,349         1,349

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
     Interest rate cap - $100 million notional amount              635         1,900            761           761
------------------------------------------------------------------------------------------------------------------

NOTE 5. INVESTMENT SECURITIES

         The Company's investment securities have been classified in the Consolidated Balance Sheets according to management's intent and ability. The following table presents the amortized cost and fair values of the Company's investment securities available for sale as of the dates indicated (dollars in thousands):

                                               DECEMBER 31, 1999                                  DECEMBER 31, 1998
                                 ---------------------------------------------------------------------------------------------------
                                  AMORTIZED     GROSS UNREALIZED      ESTIMATED     AMORTIZED     GROSS UNREALIZED      ESTIMATED
                                             -----------------------                           -----------------------
                                    COST       GAINS      LOSSES     FAIR VALUE       COST        GAINS      LOSSES     FAIR VALUE
------------------------------------------------------------------------------------------------------------------------------------
Investment securities
  available for sale:
     U.S. government sponsored
       agency securities           $ 247,622      $ -   $ (10,695)    $ 236,927    $ 307,421     $ 2,113       $ (9)     $ 309,525
     Corporate debt securities         4,094        2        (263)        3,833       11,713          31         (8)        11,736
-----------------------------------------------------------------------------------------------------------------------------------
Total investment securities        $ 251,716      $ 2   $ (10,958)    $ 240,760    $ 319,134     $ 2,144      $ (17)     $ 321,261
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

         The Company's investment securities portfolio at December 31, 1999, consisted of fixed rate investments in U.S. government sponsored agency callable bonds and mortgage-backed securities issued by Fannie Mae, Freddie Mac, the Federal Home Loan Bank and the Government National Mortgage Corporation, in addition to variable rate investments in investment grade corporate debt securities. The callable agency securities have call features that allow the issuer to retire (call) an individual security prior to that security's stated maturity date. As of December 31, 1999, the Company's callable agency portfolio had call dates ranging between one month and 19 months. The corporate debt securities are variable rate instruments whose index is based upon the Three Month London Interbank Offered Rate ("LIBOR") and whose rate reprices on a quarterly basis.

     U.S. government sponsored agency securities totaling $102.6 million and $118.1 million were pledged to secure borrowings aggregating $90.5 million and $110.2 million at December 31, 1999 and 1998, respectively.

         The following table reflects the scheduled maturities in the Company's investment securities portfolio at December 31, 1999 (dollars in thousands):

                                                       DECEMBER 31, 1999
                                             -----------------------------------------
                                                            ESTIMATED      WEIGHTED
                                              AMORTIZED        FAIR         AVERAGE
                                                COST          VALUE          YIELD
--------------------------------------------------------------------------------------
Due from one to five years                      $ 76,353       $ 74,923         6.06%
Due from six to ten years                        147,273        139,642         6.68%
Due after ten years                               28,090         26,195         7.07%
--------------------------------------------------------------------------------------
Total investment securities                     $251,716       $240,760         6.53%
--------------------------------------------------------------------------------------

         During 1999, the Company realized gross gains of $848,000 and gross losses of $187,000 on the sales of its investment securities. During 1998, the Company realized gross gains of $252,000 and no losses on the sales of its investment securities. During 1997, no gains or losses were realized. Proceeds from the sales and calls of investment securities during 1999, 1998 and 1997 were $166.0 million, $184.0 million and $91.8 million, respectively.

NOTE 6. LOANS

         The Company is engaged primarily in commercial real estate term lending in the state of California. Loans are principally secured by commercial real estate and are generally contractually due over periods of up to ten years.

         The activities in the allowance for loan losses for the periods indicated are presented in the table below (dollars in thousands):

                                                                          YEARS ENDED DECEMBER 31,
                                                              ------------------------------------------
                                                                  1999          1998           1997
--------------------------------------------------------------------------------------------------------
Allowance for loan losses at beginning of period                   $ 5,024       $ 4,100        $ 3,400
Provision for loan losses                                            1,677           910          1,135
Net loan (charge-offs) recoveries                                     (251)           14           (435)
--------------------------------------------------------------------------------------------------------
Allowance for loan losses at end of period                         $ 6,450       $ 5,024        $ 4,100
--------------------------------------------------------------------------------------------------------

         Accounts which are deemed uncollectible by management or for which no payment has been received for five consecutive months are charged-off for the amount that is not collateralized by the estimated fair value less selling costs of the underlying real estate collateral.

         INCOME ON DELINQUENT LOANS

         It is the Company's policy to suspend the recognition of income on any loan when any installment payment is 61 days or more contractually delinquent or when management otherwise determines that collectibility of principal on interest is unlikely prior to the loan becoming 61 days past due. Recognition of income is generally resumed and suspended income is recognized when the loan becomes contractually current. At December 31, 1999, 1998 and 1997, the Company had loans totaling $210,000, $0 and $228,000, respectively, which were 61 days or more contractually delinquent. The amounts of contractual interest, interest recognized and interest foregone on non-accrual loans for periods indicated are presented in the table below (dollars in thousands):

                                                    YEARS ENDED DECEMBER 31,
                                            ------------------------------------------
                                                1999          1998           1997
--------------------------------------------------------------------------------------
Non-accrual loans:
   Contractual interest                             $ 48           $ 7          $ 390
   Less: interest recognized                         (24)            -           (141)
--------------------------------------------------------------------------------------
Interest foregone                                   $ 24           $ 7          $ 249
--------------------------------------------------------------------------------------

         IMPAIRED LOANS

         The Company classifies certain loans as impaired. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impaired loans are generally measured by the Company based on the present value of expected future cash flows discounted at the loan's effective rate unless the loan is fully collateralized. The table below summarizes loan impairment data as of the dates or for the periods indicated (dollars in thousands):

                                                          AT OR FOR THE YEARS ENDED DECEMBER 31,
                                                        ------------------------------------------
                                                            1999          1998           1997
--------------------------------------------------------------------------------------------------
Investment in impaired loans                                   $ 210        $    -        $ 1,634
Valuation reserve - impaired loans                             $ (29)       $    -         $ (221)
Average recorded investment in impaired loans                   $ 70        $   57        $ 3,458
--------------------------------------------------------------------------------------------------

         SECONDARY MARKET LOAN SALES

         During 1998, the Company initiated a commercial real estate loan program designed to produce fixed rate loan product for both the Company's portfolio and for potential sale in the secondary market. During the first quarter of 1999, the Company established an office in Orange County, California to coordinate and originate loans under this program. During January 2000, the Company closed this office and moved the operations to its headquarters in Agoura Hills, California. There were no loan sales under this program in 1999, compared to sales of eight loans with a principal balance of $9.5 million for a total gain of $467,000 in 1998.

         SBA LOAN SALES

         During 1997, the Company initiated an SBA loan program. Under this program, the Company sells the guaranteed portion of selected SBA loans that it originates. The Company retains the unguaranteed portion of the loans, as well as the servicing on the loans, for which it is paid a fee. SBA loans are all variable rate based upon the WALL STREET JOURNAL prime lending rate. The loan servicing spread is generally a minimum of 1.00% on all loans. The table below presents information related to the 1999 and 1998 SBA loan sales (there were no sales in 1997) (dollars in thousands):

                                                   YEARS ENDED DECEMBER 31,
                                                -------------------------------
                                                    1999             1998
-------------------------------------------------------------------------------
Number of loans sold                                       22               10
Principal balance sold                                $ 4,748          $ 2,582
Gain on sale                                            $ 250            $ 254
-------------------------------------------------------------------------------

         The Company calculated the servicing asset and retained loan contra related to the 1999 and 1998 sales transactions in accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and other authoritative literature. The Company calculated these values using assumptions resulting in values for the servicing asset and retained loan contra that were not material to the consolidated financial statements as a whole.

         As of December 31, 1999, the Company had SBA loans in its loan portfolio with an SBA guaranteed balance of $3.3 million that were designated as held for sale.

         The guaranteed portion of SBA loans that the Company had sold and was servicing for others at December 31, 1999 and 1998 was $7.5 million and $2.8 million, respectively. These balances were not included in the Consolidated Balance Sheets.

NOTE 7. OTHER REAL ESTATE OWNED

         Other real estate owned is included in the consolidated financial statements at the lower of cost or fair value less estimated selling costs and the associated valuation allowance. The following tables reflect the balance of the Company's OREO, as well as changes in the valuation allowance for OREO as of the dates or for the periods indicated (dollars in thousands):

                                                                         DECEMBER 31,
                                                          -----------------------------------------
                                                             1999           1998          1997
---------------------------------------------------------------------------------------------------
Other real estate owned, gross                                $     -        $ 1,041       $ 2,524
Less: valuation allowance                                           -           (235)         (460)
---------------------------------------------------------------------------------------------------
Other real estate owned, net                                  $     -          $ 806       $ 2,064
---------------------------------------------------------------------------------------------------

                                                                  YEARS ENDED DECEMBER 31,
                                                          -----------------------------------------
                                                             1999           1998          1997
---------------------------------------------------------------------------------------------------
OREO valuation allowance at beginning of period                 $ 235          $ 460          $ 90
Valuation adjustments                                              43             50           370
Net charge-offs                                                  (278)          (275)            -
---------------------------------------------------------------------------------------------------
OREO valuation allowance at end of period                         $ -          $ 235         $ 460
---------------------------------------------------------------------------------------------------

NOTE 8. PREMISES AND EQUIPMENT

         Premises and equipment of the Company is presented in the table below as of the dates indicated (dollars in thousands):

                                                                  DECEMBER 31,
                                                           ---------------------------
                                                               1999          1998
--------------------------------------------------------------------------------------
Office furniture, fixtures and equipment                        $ 2,341       $ 2,080
Leasehold improvements                                              595           593
--------------------------------------------------------------------------------------
                                                                  2,936         2,673
Less: accumulated depreciation
  and amortization                                               (2,079)       (1,792)
--------------------------------------------------------------------------------------
Premises and equipment, net                                       $ 857         $ 881
--------------------------------------------------------------------------------------

         Depreciation expense for the years ended December 31, 1999, 1998 and 1997 amounted to $329,000, $275,000 and $251,000, respectively.


NOTE 9. DEPOSITS

         Savings accounts and money market checking accounts have no contractual maturity. Certificates of deposit have maturities ranging from 30 days to five years. Certificates of deposit of $100,000 or more at December 31, 1999 and 1998 were approximately $63,525,000 and $38,224,000, respectively. The approximate remaining maturities of certificates of deposit as of December 31, 1999 were as follows (dollars in thousands):

                                                             CERTIFICATES OF DEPOSIT
                                                   ------------------------------------------
                                                    LESS THAN      $100,000
                                                    $100,000        OR MORE        TOTAL
---------------------------------------------------------------------------------------------
Three months or less                                  $ 27,258        $ 7,091       $ 34,349
Over three months through twelve months                112,878         37,985        150,863
Over one year through three years                       52,085         14,051         66,136
Over three years through five years                     13,487          4,398         17,885
---------------------------------------------------------------------------------------------
Total                                                 $205,708       $ 63,525       $269,233
---------------------------------------------------------------------------------------------

NOTE 10. SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

         Securities sold under repurchase agreements are summarized as follows as of the dates or for the periods indicated (dollars in thousands):

                                                            AT OR FOR THE YEARS ENDED DECEMBER 31,
                                                          ------------------------------------------
                                                             1999           1998           1997
----------------------------------------------------------------------------------------------------
Balance at year-end                                          $ 30,500       $ 30,779       $ 21,500
Average amount outstanding during the year                     15,741         24,893         28,493
Maximum amount outstanding at any month-end                    32,500         41,800         50,400
Weighted average interest rate during the year                  5.53%          5.70%          5.75%
Weighted average interest rate on year-end balances             6.02%          5.36%          5.92%
----------------------------------------------------------------------------------------------------

         The Company has short-term borrowing lines with four brokers aggregating $95.0 million. The repayment terms on this short-term debt range from one day to three months. The interest rate paid can vary daily, but typically approximates the federal funds rate plus 25 basis points. These borrowings are secured by pledging specific amounts of certain U.S. government sponsored agency securities. The Company utilizes these borrowing lines to cover short-term financing needs. At December 31, 1999, the Company had $30.5 million outstanding in securities sold under repurchase agreements, which was comprised of $25.0 million drawn against the $95.0 million short-term borrowing lines described above, and $5.5 million drawn against the Company's $45.0 million medium-term borrowing facility described below in Note 12. "Term Borrowings." The remaining borrowing availability under the Company's short-term borrowing lines at December 31, 1999 was $70.0 million.

NOTE 11. BORROWINGS FROM STATE OF CALIFORNIA

         The State of California Treasurer's Office has a fixed rate lending program whereby an eligible bank may borrow an amount not to exceed its total shareholders' equity. Borrowing maturity dates under this program cannot exceed one year. As of December 31, 1999, the Bank's total shareholder's equity was $37.4 million, against which the Bank had borrowed $20.0 million, leaving approximately $17.4 million in availability under this borrowing program. The State of California requires collateral with a value of at least 110% of the outstanding borrowing amount. The Bank has pledged specific amounts of certain U.S. government sponsored agency securities to meet this collateral requirement.

         The table below describes the attributes of the Bank's borrowings from the State of California at December 31, 1999 (there were no borrowings at December 31, 1998) (dollars in thousands):

                                                             DECEMBER 31, 1999
                                                  ----------------------------------------------
     BORROWING DATE                                 AMOUNT          RATE         MATURITY DATE
------------------------------------------------------------------------------------------------
October 1999                                          $ 5,000       5.18%         April 2000
October 1999                                            5,000       5.39%        October 2000
November 1999                                           5,000       5.74%        December 2000
December 1999                                           5,000       5.98%        December 2000
------------------------------------------------------------------------------------------------
Total State of California borrowings                 $ 20,000       5.57%
------------------------------------------------------------------------------------------------

NOTE 12. TERM BORROWINGS

         The Company has a fixed rate, medium-term borrowing facility of $45.0 million through one broker. This facility allows the Company to borrow for periods of up to one year. This debt is secured by pledging specific amounts of certain U.S. government sponsored agency securities. Borrowings on this facility with an original maturity up to 90 days are classified as "Securities sold under repurchase agreements" on the Consolidated Balance Sheets, while borrowings with an original maturity in excess of 90 days are classified as "Term borrowings." At December 31, 1999, the Company had borrowings outstanding of $5.5 million, leaving an unused credit availability of $39.5 million. At December 31, 1998, the Company had $24.5 million outstanding in borrowings under this facility. The $5.5 million outstanding at December 31, 1999 had an original maturity of 90 days and was thus classified as "Securities sold under repurchase agreements." The $24.5 million outstanding at December 31, 1998 had an original maturity in excess of 90 days and was thus classified as "Term borrowings."

         The Company has a fixed rate, long-term borrowing facility of $95.0 million over one year through one broker. This debt is secured by pledging specific amounts of certain U.S. government sponsored agency securities. At December 31, 1999, the Company had borrowings outstanding of $40.0 million, leaving an unused credit availability of $55.0 million. At December 31, 1998, the Company had $55.0 million outstanding in borrowings under this facility.

         The tables below describe the attributes of the Company's term borrowings as of the dates indicated (dollars in thousands):

                                                         DECEMBER 31, 1999
                                    ---------------------------------------------------------------
     BORROWING TYPE                    AMOUNT         RATE          CALL DATE       MATURITY DATE
---------------------------------------------------------------------------------------------------
Five-year borrowing                     $ 10,000     5.48%        January 2000      January 2003
Three-year borrowing                      20,000     5.75%       September 2000    September 2002
Three-year borrowing                      10,000     5.95%        October 2000      October 2002
---------------------------------------------------------------------------------------------------
Total term borrowings                   $ 40,000     5.73%
---------------------------------------------------------------------------------------------------

                                                           DECEMBER 31, 1998
                                    ---------------------------------------------------------------
     BORROWING TYPE                    AMOUNT         RATE          CALL DATE       MATURITY DATE
---------------------------------------------------------------------------------------------------
One-year borrowing                      $ 24,450     5.64%              -            April 1999
Five-year borrowing                       25,000     5.82%       September 1999    September 2002
Five-year borrowing                       10,000     5.78%        October 1999      October 2002
Five-year borrowing                       10,000     5.63%        December 1999     December 2002
Five-year borrowing                       10,000     5.48%        January 2000      January 2003
---------------------------------------------------------------------------------------------------
Total term borrowings                   $ 79,450     5.69%
---------------------------------------------------------------------------------------------------

NOTE 13. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITY OF SUBSIDIARY OF TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES

         On September 22, 1997, PCC Capital completed a $17.25 million public offering of 9.375% Cumulative Trust Preferred Securities (the "Trust Preferred Securities") and invested the gross proceeds of $17.25 million from the offering in 9.375% junior subordinated debentures issued by Pacific Crest. The junior subordinated debentures were issued concurrent with the issuance of the Trust Preferred Securities. The interest on the junior subordinated debentures paid by Pacific Crest to PCC Capital represents the sole revenues of PCC Capital and the sole source of dividend distributions to the holders of the Trust Preferred Securities. Pacific Crest has fully and unconditionally guaranteed all of PCC Capital's obligations under the Trust Preferred Securities. Pacific Crest has the right, assuming no default has occurred, to defer payments of interest on the junior subordinated debentures at any time for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities will mature on October 1, 2027, but can be called after October 1, 2002 by PCC Capital.

NOTE 14. INCOME TAXES

         The income tax provision for the periods indicated is presented in the table below (dollars in thousands):

                                                YEARS ENDED DECEMBER 31,
                                        -----------------------------------------
                                           1999           1998          1997
---------------------------------------------------------------------------------
Current:
    Federal                                 $ 3,250        $ 2,656       $ 2,013
    State                                       384            784           730
---------------------------------------------------------------------------------
Current income tax provision                  3,634          3,440         2,743
---------------------------------------------------------------------------------
Deferred:
    Federal                                    (756)          (209)         (167)
    State                                       537            (87)         (199)
---------------------------------------------------------------------------------
Deferred income tax benefit                    (219)          (296)         (366)
---------------------------------------------------------------------------------
Income tax provision                        $ 3,415        $ 3,144       $ 2,377
---------------------------------------------------------------------------------

         The income tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities as of the dates indicated are presented in the table below (dollars in thousands):

                                                                               DECEMBER 31,
                                                                        ---------------------------
                                                                            1999          1998
---------------------------------------------------------------------------------------------------
Deferred income tax assets:
     Unrealized loss on investment securities available for sale             $ 4,602        $    -
     Allowance for loan losses                                                 3,240         3,361
     Other real estate owned                                                       -           105
     Reserve, accruals and state taxes                                           958           882
---------------------------------------------------------------------------------------------------
Total deferred income tax assets                                               8,800         4,348
---------------------------------------------------------------------------------------------------
Deferred income tax liabilities:
     Unrealized gain on investment securities available for sale                   -          (868)
     State taxes and other                                                      (200)         (569)
---------------------------------------------------------------------------------------------------
Total deferred income tax liablities                                            (200)       (1,437)
---------------------------------------------------------------------------------------------------
Net deferred income tax asset                                                $ 8,600       $ 2,911
---------------------------------------------------------------------------------------------------

         A reconciliation of the provision for income taxes at the federal income tax rate of 35% to the effective income tax for the periods indicated is presented in the table below:

                                                            YEARS ENDED DECEMBER 31,
                                                    -----------------------------------------
                                                       1999           1998          1997
---------------------------------------------------------------------------------------------
Income tax based on statutory tax rate                   35.00%         35.00%        35.00%
State franchise tax expense,
   net of federal benefit                                 7.07%          5.76%         5.76%
Valuation allowance                                           -         (0.63%)       (6.34%)
Other, net                                               (1.75%)        (0.79%)        4.65%
---------------------------------------------------------------------------------------------
Effective income tax rate                                40.32%         39.34%        39.07%
---------------------------------------------------------------------------------------------

NOTE 15.  STOCK PURCHASE PLANS AND STOCK OPTION PLAN

         EMPLOYEE STOCK PURCHASE PLAN

         The Company maintains an Employee Stock Purchase Plan ("ESPP") which allows employees to purchase shares of the Company's common stock at the lower of fair market value at the beginning of the plan year, or 90% of fair market value at the end of the plan year. Employees' purchases may not exceed the lesser of $25,000 or 15% of their annual base compensation. Shares of common stock purchased under the ESPP are not issuable until the end of the year. The Company increased the number of shares authorized to be issued under the ESPP from 33,330 shares, to 75,000 shares, an increase of 41,670 shares. This increase was approved by the Company's shareholders at the May 11, 1999 Annual Shareholders Meeting. The maximum number of shares of common stock that may be issued under the ESPP is 75,000 shares, of which 4,132 treasury shares, for a value of $54,418, were issued in January of 1999. The Company issued 3,520 shares of common stock (treasury shares) for a value of $40,797 on January 7, 2000 for employees participating in the ESPP during the year ended December 31, 1999. There are 45,911 shares available for issuance under the ESPP for 2000.

         NON-EMPLOYEE DIRECTORS' STOCK PURCHASE PLAN

                  The Company maintains a Non-Employee Directors' Stock Purchase Plan (the "Directors' Plan"). The Directors' Plan allows the directors to purchase the stock of the Company from proceeds of their directors' fees. The directors purchased 3,392 and 2,185 shares of common stock for a value of $49,896 and $39,572 during the years ended December 31, 1999 and 1998, respectively, under this plan.

         EMPLOYEE STOCK OPTION PLAN

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

         The maximum number of shares of common stock to which awards may be granted under the Plan at December 31, 1999 was 401,872, of which 354,193 stock options have been issued as of December 31, 1999. The number of common shares added under the Plan on January 1, 2000 was 52,040, increasing the cumulative number of shares that may be awarded under the Plan to 453,912 after January 1, 2000. There were 16,670 common shares issued through the exercise of stock options for the year ended December 31, 1999.

         The table below summarizes the activity of the Plan for the periods indicated:

                                                                                         WEIGHTED
                                                    NUMBER OF         RANGE OF            AVERAGE
                                                     OPTION           EXERCISE            EXERCISE
                                                     SHARES            PRICES              PRICE
------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1996                       222,663        $3.50-$8.25          $6.37
------------------------------------------------------------------------------------------------------
     Options granted                                    65,577        11.38-12.50          11.99
     Options cancelled                                    (400)              6.00           6.00
     Options exercised                                  (2,197)              6.00           6.00
------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1997                       285,643       $3.50-$12.50          $7.66
------------------------------------------------------------------------------------------------------
     Options granted                                    63,600        15.00-20.25          17.88
     Options cancelled                                  (2,150)        7.75-18.00          12.40
     Options exercised                                  (6,525)         6.00-7.56           6.20
------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1998                       340,568       $3.50-$20.25          $9.57
------------------------------------------------------------------------------------------------------
     Options granted                                    56,050        13.75-15.00          14.86
     Options cancelled                                 (25,755)        7.50-18.00          14.72
     Options exercised                                 (16,670)        3.50-12.00           6.31
------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1999                       354,193       $3.50-$20.25          $10.20
------------------------------------------------------------------------------------------------------


         The following table summarizes information concerning outstanding and exercisable stock options at December 31, 1999:

                                                STOCK OPTIONS OUTSTANDING                     STOCK OPTIONS EXERCISABLE
----------------------------------------------------------------------------------------------------------------------------
                                                      WEIGHTED
                                                      AVERAGE             WEIGHTED                           WEIGHTED
     RANGE OF                                        REMAINING            AVERAGE                             AVERAGE
     EXERCISE                        NUMBER         CONTRACTUAL           EXERCISE            NUMBER         EXERCISE
      PRICES                       OUTSTANDING          LIFE               PRICE           EXERCISABLE         PRICE
----------------------------------------------------------------------------------------------------------------------------
   $3.50 - $5.50                         21,770       5.4 years            $4.83                 21,770        $4.83
    6.00 - 7.00                         115,997       4.1 years             6.15                115,997        6.15
    7.50 - 8.25                          57,449       6.0 years             7.57                 37,911        7.57
   11.00 - 12.50                         59,027       6.9 years            11.99                 19,984        11.99
   12.51 - 14.99                          7,000       2.7 years            13.91                      -        0.00
   15.00 - 20.25                         92,950       8.4 years            16.72                    500       18.75
----------------------------------------------------------------------------------------------------------------------------
                                        354,193       6.1 years            $10.20               196,162        $6.90
----------------------------------------------------------------------------------------------------------------------------

         The estimated fair value of stock options granted during 1999 and 1998 was $5.73 and $6.14 per share, respectively. The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, "Accounting for Stock-based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below for the periods presented (dollars and shares in thousands, except per share data):

                                                         YEARS ENDED DECEMBER 31,
                                                  ------------------------------------------
                                                      1999          1998           1997
--------------------------------------------------------------------------------------------
Net income:
     As reported                                       $ 5,055       $ 4,847        $ 3,707
     Pro forma                                         $ 4,904       $ 4,681        $ 3,631
Diluted earnings per common share:
     As reported                                        $ 1.82        $ 1.64         $ 1.21
     Pro forma                                          $ 1.77        $ 1.58         $ 1.18
Weighted average diluted common shares
     outstanding                                         2,778         2,971          3,070
--------------------------------------------------------------------------------------------
Assumptions:
     Dividend yield                                      1.63%         0.28%             0%
     Expected volatility                                   30%           20%            20%
     Risk free interest rate                             6.00%         5.00%          5.60%
     Expected life                                   7.5 years       7 years        7 years
--------------------------------------------------------------------------------------------

NOTE 16. DIVIDENDS

         As a Delaware corporation, the Parent may pay common dividends out of surplus or, if there is no surplus, from net profits for the current and preceding fiscal year. The Parent had approximately $4.3 million in cash and investments less current liabilities and short-term debt at December 31, 1999. However, these funds are also necessary to pay future operating expenses of the Parent, interest expense on the $17.25 million subordinated debentures, and possible future capital infusions into the Bank. Without dividends from the Bank, the Parent must rely solely on existing cash, investments and borrowings. During 1999, the Company declared and paid cash dividends of $0.24 cents per common share for a total of $636,000. During 1998, the Company paid cash dividends of $0.05 per common share for a total of $137,000. On February 2, 2000, the Company declared a $0.07 cent per common share cash dividend for the first quarter of 2000, payable on March 15, 2000 to holders of record as of March 1, 2000.

         The Bank's ability to pay dividends to the Parent is restricted by California State law, which requires that sufficient retained earnings are available to pay the dividend. During 1999, the Bank paid $1.24 million cash dividends to the Parent. At December 31, 1999, the Bank had retained earnings of $13.8 million available for dividend payments. On February 1, 2000, the Bank declared a $400,000 cash dividend for the first quarter of 2000, payable to the Parent on March 15, 2000.

NOTE 17. COMMITMENTS AND CONTINGENCIES

         LEASE COMMITMENTS

         The Company leases its office facilities. Future minimum rental payments required under operating leases that have initial and remaining non-cancelable terms in excess of one year are approximately as indicated in the table below as of December 31, 1999 (dollars in thousands):


------------------------------------------------------------------------
2000                                                              $ 720
2001                                                                642
2002                                                                513
2003                                                                513
2004                                                                527
Thereafter                                                        1,744
------------------------------------------------------------------------
Total                                                           $ 4,659
------------------------------------------------------------------------

         Certain leases contain rental escalation clauses based on increases in the Consumer Price Index and renewal options, which may be exercised by the Company. Rent expense for the years ended December 31, 1999, 1998 and 1997 totaled $829,000, $780,000 and $773,000, respectively.

         UNFUNDED COMMITMENTS

         The Bank makes unfunded commitments with its commercial real estate term lending activities for building improvements to property. At December 31, 1999 and 1998, the Bank had unfunded commitments to fund loans secured by commercial real estate of $2.3 million and $4.6 million, respectively. The Bank's unfunded commercial real estate loan commitments may involve to varying degrees, elements of credit and interest rate risk that is not recognized in the Consolidated Balance Sheets. The Company's exposure to credit loss is represented by the contractual amount of these commitments. These risks are generally mitigated by the real estate collateral securing the commercial real estate loan commitments and the SBA guarantee on SBA loan commitments.

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

NOTE 18. COMPUTATION OF BOOK VALUE PER COMMON SHARE

         Book value per common share was calculated by dividing total shareholders' equity by the number of common shares issued less common shares held in treasury. The table below presents the computation of book value per common share as of the dates indicated (dollars in thousands, except per share data):

                                                               DECEMBER 31,
                                                    -----------------------------------
                                                          1999              1998
---------------------------------------------------------------------------------------
Total shareholders' equity                                  $ 25,549          $ 30,140
---------------------------------------------------------------------------------------
Common shares issued                                       2,986,530         2,986,530
Less:  common shares held
     in treasury                                            (384,806)         (295,500)
---------------------------------------------------------------------------------------
Common shares outstanding                                  2,601,724         2,691,030
---------------------------------------------------------------------------------------
Book value per common share                                   $ 9.82           $ 11.20
---------------------------------------------------------------------------------------

NOTE 19. COMPUTATION OF EARNINGS PER COMMON SHARE

         Basic and diluted earnings per common share were determined by dividing net income by the applicable basic and diluted weighted average common shares outstanding. For the diluted earnings per share computation, the common shares outstanding were adjusted to reflect the number of common stock equivalents outstanding based on the number of outstanding stock options issued by the Company utilizing the treasury stock method.

         The table below presents the basic and diluted earnings per share computations for the periods indicated (dollars in thousands, except per share data):

                                                     YEARS ENDED DECEMBER 31,
                                             ------------------------------------------
                                                 1999          1998           1997
---------------------------------------------------------------------------------------
Net income                                        $ 5,055       $ 4,847        $ 3,707
---------------------------------------------------------------------------------------
Basic weighted average common
     shares outstanding                             2,662         2,817          2,936
Dilutive effect of stock options                      116           154            134
---------------------------------------------------------------------------------------
Diluted weighted average common
     shares outstanding                             2,778         2,971          3,070
---------------------------------------------------------------------------------------
Earnings per common share:
        Basic                                      $ 1.90        $ 1.72         $ 1.26
        Diluted                                    $ 1.82        $ 1.64         $ 1.21
---------------------------------------------------------------------------------------

20. REGULATORY MATTERS AND RESTRICTIONS ON SHAREHOLDERS' EQUITY

         Pacific Crest Capital, Inc. is subject to legal and regulatory requirements of the Federal Reserve, while Pacific Crest Bank is subject to legal and regulatory requirements of the California Financial Code, California General Corporation Law and the FDIC. These legal and regulatory requirements specify certain minimum capital ratios and place limits on the size and type of loans that may be made.

         The Bank may establish and maintain capital, surplus and undivided profits accounts and may from time to time allocate its shareholder's equity among such accounts so long as no part of its contributed capital is allocated to the undivided profits account and the undivided profits account never exceeds the Bank's retained earnings.

         Both the Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve and the FDIC. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, both the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require both the Company and the Bank to maintain minimum amounts and ratios as set forth in the table below of total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average quarterly assets. Management believes that both the Company and the Bank met all capital adequacy requirements to which they were subject as of December 31, 1999.

         As of December 31, 1999, both Pacific Crest Capital, Inc. and the Bank maintained capital ratios that categorized them as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a company must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions known to management that would have changed either institution's category.

         The following tables present the amounts of regulatory capital and capital ratios for Pacific Crest Capital, Inc. and Pacific Crest Bank compared to their minimum capital adequacy requirements and the minimum well capitalized requirements as of the dates indicated. Pacific Crest Capital, Inc. was not required to maintain regulatory capital ratios prior to its conversion to a bank holding company in December 1999 (dollars in thousands):

                                                                                MINIMUM                    MINIMUM
                                                                             CAPITAL ADEQUACY          WELL CAPITALIZED
                                                        ACTUAL                 REQUIREMENTS              REQUIREMENTS
                                               -----------------------------------------------------------------------------
                                                 AMOUNT       RATIO         AMOUNT       RATIO        AMOUNT       RATIO
----------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1999:
Total capital (to risk weighted assets):
     Pacific Crest Capital, Inc.                  $ 54,391    13.02%         $ 33,423    8.00%         $ 41,779   10.00%
     Pacific Crest Bank                           $ 48,848    11.64%         $ 33,580    8.00%         $ 41,975   10.00%
Tier 1 capital (to risk weighted assets):
     Pacific Crest Capital, Inc.                  $ 42,539    10.18%         $ 16,711    4.00%         $ 25,067    6.00%
     Pacific Crest Bank                           $ 43,586    10.38%         $ 16,790    4.00%         $ 25,185    6.00%
Tier 1 capital (to average quarterly assets):
     Pacific Crest Capital, Inc.                  $ 42,539    6.89%          $ 24,707    4.00%         $ 30,883    5.00%
     Pacific Crest Bank                           $ 43,586    7.19%          $ 24,264    4.00%         $ 30,330    5.00%
----------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1998:
(Pacific Crest Bank Only)
Total capital (to risk weighted assets)           $ 43,525    11.92%         $ 29,213    8.00%         $ 36,517   10.00%
Tier 1 capital (to risk weighted assets)          $ 38,955    10.67%         $ 14,607    4.00%         $ 21,910    6.00%
Tier 1 capital (to average quarterly assets)      $ 38,955    6.81%          $ 22,869    4.00%         $ 28,586    5.00%
----------------------------------------------------------------------------------------------------------------------------

NOTE 21. RETIREMENT SAVINGS AND SUPPLEMENTAL BENEFIT PLANS

         Company employees participate in the Company's 401(k) Plan (the "Retirement Plan"). The Retirement Plan covers substantially all employees. Employees may contribute up to 15% of their salary up to a maximum of $10,000 for 1999, $10,000 for 1998 and $9,500 for 1997. The Company matches employee contribution amounts equal to 100% of the first 6% of compensation contributed by each participant. Amounts charged to expense under the Retirement Plan for these matching contributions were $243,000, $219,000 and $191,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

         At December 31, 1999, four executive officers of the Company participated in the Company's Supplemental Executive Retirement Plan (the "Executive Retirement Plan"). This plan provides for annual retirement benefits that would be payable to the executives under the plan on their normal retirement date. The plan provides for the offset for social security benefits and matching 401(k) contributions made under the Pacific Crest Capital, Inc. Retirement Plan. Offsets for social security and 401(k) matching contributions may be substantial. Amounts charged to expense under the Executive Retirement Plan were $128,000, $113,000 and $102,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 22. INTEREST RATE CAP

         On June 8, 1998, the Company executed a five-year interest rate cap agreement for a notional amount of $100 million. Under the cap agreement, the Company earns income when the Three-Month London Interbank Offered Rate (LIBOR) exceeds 6.70%. Three-Month LIBOR closed at 6.00% on December 31, 1999. The cost of the cap was $925,000 and is being amortized over five years. The interest rate cap was purchased as a hedge instrument for the Company's deposit liabilities, which reprices in one year or less. It was designed to hedge the risk that interest rates may rise, which would produce an increase in the rates paid on these deposit liabilities, resulting in an increase in interest expense and a reduction in net interest income. The interest rate cap mitigates this risk somewhat, since it earns income for the Company if interest rates rise beyond a certain level. The interest rate cap does not expose the Company to any additional risk beyond the initial investment of $925,000. For the years ended December 31, 1999 and 1998, the amounts of amortized premium were $185,000 and $105,000, respectively, and were included in "Interest expense - deposits" on the Consolidated Statements of Income. See Note 25 for information regarding the sale of the interest rate cap in February 2000.

NOTE 23. ACCUMULATED OTHER COMPREHENSIVE INCOME

         The following table presents accumulated other comprehensive income and the components of other comprehensive income for the periods indicated (dollars in thousands):

                                                                                                YEARS ENDED DECEMBER 31,
                                                                                         -----------------------------------------
                                                                                            1999           1998          1997
----------------------------------------------------------------------------------------------------------------------------------
Accumulated other comprehensive income (loss)
           at beginning of period                                                            $ 1,199        $ 1,189        $ (257)
Other comprehensive income (loss), net of income taxes:
          Unrealized holding gains (losses) on investment
           securities available for sale:
              Unrealized holding gains (losses) arising during the period                    (12,524)           238         2,503
              Less: reclassification of realized net gains included in net income               (559)          (162)            -
----------------------------------------------------------------------------------------------------------------------------------
                 Total other comprehensive income (loss),
                      before income taxes                                                    (13,083)            76         2,503
----------------------------------------------------------------------------------------------------------------------------------
              Income tax (expense) benefit on unrealized holding gains (losses)                5,294           (130)       (1,057)
              Income tax  expense (benefit) on realized net gains included in net income         235             64             -
----------------------------------------------------------------------------------------------------------------------------------
                 Total other comprehensive income (loss),
                      net of income taxes                                                     (7,554)            10         1,446
----------------------------------------------------------------------------------------------------------------------------------
Accumulated other comprehensive income (loss)
           at end of period                                                                 $ (6,355)       $ 1,199       $ 1,189
----------------------------------------------------------------------------------------------------------------------------------

NOTE 24.  PARENT COMPANY FINANCIAL INFORMATION

         The following table represents the condensed balance sheets of Pacific Crest Capital, Inc. (Parent company only) as of the dates indicated (dollars in thousands):

                                                                                                         DECEMBER 31,
                                                                                                 ---------------------------
CONDENSED BALANCE SHEETS                                                                             1999          1998
----------------------------------------------------------------------------------------------------------------------------
ASSETS
   Cash and cash equivalents                                                                            $ 184         $ 328
   Investment securities available for sale, at market                                                  9,788        30,180
   Other assets                                                                                         1,267         1,708
   Investment in Pacific Crest Bank                                                                    37,353        38,955
   Investment in PCC Capital I                                                                            534           534
----------------------------------------------------------------------------------------------------------------------------
     Total assets                                                                                    $ 49,126      $ 71,705
----------------------------------------------------------------------------------------------------------------------------
LIABILITIES
   Securities sold under repurchase agreements                                                        $ 5,500           $ -
   Term borrowings                                                                                          -        24,450
   Subordinated debentures                                                                             17,784        17,784
   Other liabilities                                                                                      293           430
----------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                                 23,577        42,664
----------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
   Common stock, at par                                                                                    30            30
   Additional paid-in capital                                                                          27,885        28,057
   Retained earnings                                                                                    9,978         5,559
   Accumulated other comprehensive income (loss)                                                       (6,355)          100
   Common stock in treasury, at cost                                                                   (5,989)       (4,705)
----------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                                        25,549        29,041
----------------------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                                                   $ 49,126      $ 71,705
----------------------------------------------------------------------------------------------------------------------------

         The following table presents the condensed statements of operations of Pacific Crest Capital, Inc. (Parent company only) for the periods indicated (dollars in thousands):

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                 -------------------------------------------
CONDENSED STATEMENTS OF INCOME                                                       1999            1998          1997
----------------------------------------------------------------------------------------------------------------------------
Net interest expense                                                                  $ (1,294)        $ (877)       $ (194)
Equity income - Pacific Crest Bank                                                       5,871          5,539         3,993
Dividend income - PCC Capital I                                                             50             50            12
Loss on sale of investment securities                                                     (132)             -             -
Other income                                                                                 4             18           (21)
Non-interest expense                                                                      (359)          (451)         (356)
----------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                               4,140          4,279         3,434
Income tax benefit                                                                         915            568           273
----------------------------------------------------------------------------------------------------------------------------
Net income                                                                             $ 5,055        $ 4,847       $ 3,707
----------------------------------------------------------------------------------------------------------------------------


         The following table presents the condensed statements of cash flows of Pacific Crest Capital, Inc. (Parent company only) for the periods indicated (dollars in thousands

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                 -------------------------------------------
CONDENSED STATEMENTS OF CASH FLOWS                                                   1999            1998          1997
----------------------------------------------------------------------------------------------------------------------------
Operating activities:
   Net income                                                                          $ 5,055        $ 4,847       $ 3,707
   Adjustments to reconcile net income to net cash used in operating activities:
      Loss on sale of investment securities                                                132              -             -
      Equity income - Pacific Crest Bank                                                (5,871)        (5,539)       (3,993)
      Net change to other assets and other liabilities                                     462           (363)       (1,134)
----------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                     (222)        (1,055)       (1,420)
----------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
   Purchase of investment securities                                                    (9,995)             -       (30,037)
   Proceeds from sales of investment securities                                         29,875              -             -
   Dividends received from Pacific Crest Bank                                            1,240              -             -
   Capital infusion into Pacific Crest Bank                                                  -              -        (5,000)
   Capital infusion into PCC Capital I                                                       -              -          (534)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                     21,120              -       (35,571)
----------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
    Increase (decrease) in securities sold under repurchase agreements                   5,500        (20,000)       20,000
    Increase (decrease) in term borrowings                                             (24,450)        24,450             -
    Proceeds from issuance of common stock                                                 209            143           106
    Purchase of common stock in treasury, at cost                                       (1,665)        (3,531)         (919)
    Cash dividends paid                                                                   (636)          (137)            -
    Proceeds from issuance of subordinated debentures                                        -              -        17,784
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                    (21,042)           925        36,971
----------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                 (144)          (130)          (20)
Cash and cash equivalents at beginning of period                                           328            458           478
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                               $ 184          $ 328         $ 458
----------------------------------------------------------------------------------------------------------------------------


NOTE 25.  SUBSEQUENT EVENT

         On February 8, 2000, the Company sold its interest rate cap agreement for $2.5 million and recognized a deferred gain of $1.8 million. The deferred gain will be amortized as a credit to "Interest expense - deposits" over the remaining life of the original interest rate cap agreement, which had a maturity date of June 8, 2003. Annual amortization is projected to be $494,000, $554,000, $554,000 and $242,000 for the years ended December 31, 2000, 2001, 2002 and
2003, respectively.

NOTE 26.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table presents selected quarterly financial data for the periods indicated (dollars in thousands, except per share data):


                                                                                  YEAR ENDED DECEMBER 31, 1999
                                                                      ---------------------------------------------------
                                                                         FIRST       SECOND        THIRD        FOURTH
                                                                        QUARTER      QUARTER      QUARTER      QUARTER
--------------------------------------------------------------------------------------------------------------------------
Total interest income                                                    $ 12,449     $ 11,809     $ 12,423      $ 12,680
Total interest expense                                                      7,647        7,046        7,583         7,914
--------------------------------------------------------------------------------------------------------------------------
Net interest income                                                         4,802        4,763        4,840         4,766
Provision for loan losses                                                     660          395          400           222
--------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                         4,142        4,368        4,440         4,544
Total non-interest income                                                     971          659          462           367
--------------------------------------------------------------------------------------------------------------------------
Non-interest expense:
     Operating expenses                                                     2,865        2,978        2,788         2,738
     OREO expense                                                              18           17            -            (7)
     Valuation adjustments to OREO                                             43            -            -             -
     Credit and collection expenses                                            10           26            -             7
--------------------------------------------------------------------------------------------------------------------------
          Total non-interest expense                                        2,936        3,021        2,788         2,738
--------------------------------------------------------------------------------------------------------------------------
Income  before income taxes                                                 2,177        2,006        2,114         2,173
Income tax provision                                                          849          799          873           894
--------------------------------------------------------------------------------------------------------------------------
Net income                                                                $ 1,328      $ 1,207      $ 1,241       $ 1,279
--------------------------------------------------------------------------------------------------------------------------
Earnings per common share:
     Basic                                                                 $ 0.49       $ 0.45       $ 0.47        $ 0.49
     Diluted                                                               $ 0.47       $ 0.43       $ 0.45        $ 0.47
--------------------------------------------------------------------------------------------------------------------------



                                                                                    YEAR ENDED DECEMBER 31, 1998
                                                                      ----------------------------------------------------
                                                                         FIRST       SECOND        THIRD        FOURTH
                                                                        QUARTER      QUARTER      QUARTER      QUARTER
--------------------------------------------------------------------------------------------------------------------------
Total interest income                                                    $ 10,587     $ 10,911     $ 11,480      $ 12,262
Total interest expense                                                      6,421        6,690        7,394         8,033
--------------------------------------------------------------------------------------------------------------------------
Net interest income                                                         4,166        4,221        4,086         4,229
Provision for loan losses                                                     200          230          240           240
--------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                         3,966        3,991        3,846         3,989
Total non-interest income                                                     201        1,073          566           638
--------------------------------------------------------------------------------------------------------------------------
Non-interest expense:
     Operating expenses                                                     2,244        2,613        2,282         2,752
     OREO expense                                                              44          121           38             8
     Valuation adjustments to OREO                                              -           50            -             -
     Credit and collection expenses                                            13           75           39             -
--------------------------------------------------------------------------------------------------------------------------
          Total non-interest expense                                        2,301        2,859        2,359         2,760
--------------------------------------------------------------------------------------------------------------------------
Income  before income taxes                                                 1,866        2,205        2,053         1,867
Income tax provision                                                          765          904          792           683
--------------------------------------------------------------------------------------------------------------------------
Net income                                                                $ 1,101      $ 1,301      $ 1,261       $ 1,184
--------------------------------------------------------------------------------------------------------------------------
Earnings per common share:
     Basic                                                                 $ 0.38       $ 0.45       $ 0.45        $ 0.44
     Diluted                                                               $ 0.36       $ 0.43       $ 0.43        $ 0.42
--------------------------------------------------------------------------------------------------------------------------


INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
PACIFIC CREST CAPITAL, INC.

We have audited the accompanying consolidated balance sheets of Pacific Crest Capital, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pacific Crest Capital, Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Los Angeles, California
February 11, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Incorporated herein by reference is the information from the section entitled "Election of Directors" from the Company's definitive Proxy Statement, to be filed with the SEC within 120 days after December 31, 1999. Reference is also made in connection with the list of Executive Officers which is provided under Item 4(a), "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION.

         Incorporated herein by reference is the information from the sections entitled "Election of Directors Compensation of Board of Directors," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" from the Company's definitive Proxy Statement, to be filed with the SEC within 120 days after December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Incorporated herein by reference is the information from the section entitled "Beneficial Ownership of Principal Stockholders and Management" from the Company's definitive Proxy Statement, to be filed with the SEC within 120 days after December 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Incorporated herein by reference is the information from the section entitled "Certain Transactions" from the Company's definitive Proxy Statement, to be filed with the SEC within 120 days after December 31, 1999.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) 1 AND 2. FINANCIAL STATEMENTS

              The financial statements listed on the Index to Financial Statements included under Item 8. "Financial Statements and Supplemental Data." are filed as part of this Form 10-K. All schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and related notes.

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

10.14.2  Employment Agreement between the Company and Barry Otelsberg (4) *

10.14.3  Employment Agreement between the Company and Lyle Lodwick (4) *

10.14.4  Employment Agreement between the Company and Robert J. Dennen (4) *

10.14.5  Employment Agreement between the Company and Gonzalo Fernandez (8) *

10.14.6  Employment Agreement between the Company and Joseph Finci (12) *

10.14.7  Employment Agreement between the Company and M. Carolyn Reinhart (12) *

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

27.1     Financial Data Schedule - Fiscal Year end December 31, 1999 (2)

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

(10)     Incorporated herein by reference from Registrant's Form S-2
         Registration Statement No. 333-34257, filed August 22, 1997.

(11) Incorporated herein by reference from Registrant's Annual Report on Form 10-K dated December 31, 1997, filed March 27, 1998.

(12) Incorporated herein by reference from Registrant's Annual Report on Form 10-K dated December 31, 1998, filed March 23, 1999.

         (b)      REPORTS ON FORM 8-K

                  The Company filed a Current Report on Form 8-K on October 18,
                  1999 relating to a press release issued by the Company announcing that the Bank had filed its conversion application with the California Department of Financial Institutions.

         (c)      EXHIBITS

                  See Item 14(a)(3).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PACIFIC CREST CAPITAL, INC.

                                    BY:  /s/ Gary Wehrle
                                       ----------------------------------
                                                        GARY WEHRLE
                                               CHAIRMAN OF THE BOARD, PRESIDENT
                                                   AND CHIEF EXECUTIVE OFFICER

DATE: MARCH 30, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


SIGNATURE                 TITLE                                   DATE
---------                 -----                                   ----
/s/ Gary Wehrle           Chairman of the Board, President        March 30, 2000
-------------------       and Chief Executive Officer
Gary Wehrle               (Principal Executive Officer)

/s/ Robert J. Dennen      Senior Vice President, Chief Financial  March 30, 2000
-------------------       Officer and Secretary
Robert J. Dennen          (Principal Financial and Accounting
                          Officer)

/s/ Rudolph I. Estrada    Director                                March 30, 2000
----------------------
Rudolph I. Estrada

/s/ Martin J. Frank       Director                                March 30, 2000
----------------------
Martin J. Frank

/s/ Richard S. Orfalea    Director                                March 30, 2000
----------------------
Richard S. Orfalea

/s/ Steven J. Orlando     Director                                March 30, 2000
-----------------------
Steven J. Orlando
