Form 10-Q
period 2000-03-31
PACIFIC CREST CAPITAL INC
filed 2000-05-15
CIK 912048

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

The number of shares outstanding of issuer's $ .01 par value common stock as of April 30, 2000, was 2,508,240.

          9.375% Cumulative Trust Preferred Securities of PCC Capital I

          Guarantee of Pacific Crest Capital, Inc. with respect to the 9.375% Cumulative Trust Preferred Securities of PCC Capital I

                           PACIFIC CREST CAPITAL, INC.

                            MARCH 31, 2000 FORM 10-Q

                                TABLE OF CONTENTS


                                                                                                  PAGE NO.
Part I.FINANCIAL INFORMATION
         Item 1. Consolidated Financial Statements

                  Consolidated Balance Sheets
                  March 31, 2000 and December 31, 1999..................................            1

                  Consolidated Statements of Income
                  Three Months Ended March 31, 2000 and 1999............................            2

                  Consolidated Statements of Shareholders' Equity
                  Three Months Ended March 31, 2000 and 1999............................            3

                  Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 2000 and 1999............................            4

                  Notes to Consolidated Financial Statements............................            5

         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations..............................................            9
                         Selected Financial Data........................................            9
                         General........................................................           10
                         Results of Operations..........................................           11
                         Financial Condition............................................           17
                         Non-Performing Assets..........................................           19
                         Liquidity......................................................           19
                         Dividends......................................................           20
                         Capital Resources..............................................           20

         Item 3. Quantitative and Qualitative Disclosures About Market Risk.............           20

PartII.  OTHER INFORMATION

         Item 1. Legal Proceedings......................................................           23

         Item 2. Changes in Securities..................................................           23

         Item 3. Defaults Upon Senior Securities........................................           23

         Item 4. Submission of Matters to a Vote of Security Holders....................           23

         Item 5. Other Information......................................................           23

         Item 6. Exhibits and Reports on Form 8-K.......................................           23


                           PACIFIC CREST CAPITAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                              MARCH 31,      DECEMBER 31,
                                                                                                2000             1999
                                                                                            --------------   --------------
                              ASSETS                                                         (Unaudited)       (Audited)
Cash                                                                                             $    919         $  1,282
Securities purchased under resale agreements                                                          100            3,501
                                                                                            --------------   --------------
        Cash and cash equivalents                                                                   1,019            4,783
                                                                                            --------------   --------------
Investment securities available for sale, at market Loans:                                        240,477          240,760

        Commercial real estate                                                                    368,397          357,312
        Single-family residential                                                                     570              571
        Commercial business/SBA/other                                                               5,617            5,181
        SBA loans held for sale, at lower of cost or market                                         4,451            3,269
                                                                                            --------------   --------------
                Gross loans                                                                       379,035          366,333
        Less: deferred loan fees                                                                     (471)            (381)
        Less: allowance for loan losses                                                            (6,711)          (6,450)
                                                                                            --------------   --------------
                Net loans                                                                         371,853          359,502
                                                                                            --------------   --------------
Accrued interest receivable                                                                         6,652            6,604
Prepaid expenses and other assets                                                                   1,452            2,154
Deferred income taxes, net                                                                          9,799            8,600
Other real estate owned                                                                                 -                -
Premises and equipment                                                                                903              857
                                                                                            --------------   --------------
        Total assets                                                                             $632,155         $623,260
                                                                                            ==============   ==============
               LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
        Deposits:
                Savings accounts                                                                 $176,478         $196,368
                Certificates of deposit                                                           280,572          269,233
                Money market checking accounts                                                     16,589           18,783
                                                                                            --------------   --------------
                        Total deposits                                                            473,639          484,384
                                                                                            --------------   --------------
        Borrowings:
                Securities sold under repurchase agreements                                        51,100           30,500
                Borrowings from State of California                                                25,000           20,000
                Term borrowings                                                                    30,000           40,000
                Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures
                ("Trust preferred securities")                                                     17,250           17,250
                                                                                            --------------   --------------
                        Total borrowings                                                          123,350          107,750
                                                                                            --------------   --------------
                        Total interest-bearing liabilities                                        596,989          592,134
        Accrued interest payable and other liabilities                                              9,662            5,577
                                                                                            --------------   --------------
                Total liabilities                                                                 606,651          597,711
                                                                                            ==============   ==============

SHAREHOLDERS' EQUITY
        Common stock, $.01 par value (10,000,000 shares authorized, 2,986,530
                shares issued at March 31, 2000 and December 31, 1999)                                 30               30
        Additional paid-in capital                                                                 27,831           27,885
        Retained earnings                                                                          11,165            9,978
        Accumulated other comprehensive loss                                                       (6,517)          (6,355)
        Common stock in treasury, at cost (478,290 shares at
                March 31, 2000 and 384,806 shares at December 31, 1999)                            (7,005)          (5,989)
                                                                                            --------------   --------------
                        Total shareholders' equity                                                 25,504           25,549
                                                                                            --------------   --------------
                        Total liabilities and shareholders' equity                               $632,155         $623,260
                                                                                            ==============   ==============

Book value per common share                                                                      $  10.17         $   9.82


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               PACIFIC CREST CAPITAL, INC.
                            CONSOLIDATED STATEMENTS OF INCOME
                                       (UNAUDITED)
                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                 THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                           -------------------------------
                                                                                               2000             1999
                                                                                           --------------  ---------------
INTEREST INCOME:
        Loans                                                                                    $ 8,744          $ 7,505
        Securities purchased under resale agreements                                                   3              211
        Investment securities available for sale                                                   4,110            4,733
                                                                                           --------------  ---------------
                        Total interest income                                                     12,857           12,449
                                                                                           --------------  ---------------

INTEREST EXPENSE:
        Deposits:
                Savings accounts                                                                   2,191            3,107
                Certificates of deposit                                                            3,929            2,430
                Money market checking accounts                                                       198              257
                                                                                           --------------  ---------------
                        Total interest expense on deposits                                         6,318            5,794
                                                                                           --------------  ---------------
        Borrowings:
                Securities sold under repurchase agreements                                          641              354
                Borrowings from State of California                                                  317                -
                Term borrowings                                                                      452            1,094
                Trust preferred securities                                                           404              405
                                                                                           --------------  ---------------
                       Total interest expense on borrowings                                        1,814            1,853
                                                                                           --------------  ---------------
                       Total interest expense                                                      8,132            7,647
                                                                                           --------------  ---------------
                       Net interest income                                                         4,725            4,802
Provision for loan losses                                                                            250              660
                                                                                           --------------  ---------------
                Net interest income after provision for loan losses                                4,475            4,142
                                                                                           --------------  ---------------
NON-INTEREST INCOME:
        Loan prepayment and late fee income                                                          102               99
        Gain on sale of investment securities                                                          -              515
        Gain on sale of SBA loans                                                                      -               96
        Gain on sale of other real estate owned                                                      115                -
        Other income                                                                                 156              261
                                                                                           --------------  ---------------
                Total non-interest income                                                            373              971
                                                                                           --------------  ---------------
NON-INTEREST EXPENSE:
        Salaries and employee benefits                                                             1,498            1,740
        Net occupancy expenses                                                                       386              442
        Communication and data processing                                                            220              212
        Advertising and promotion                                                                     68              192
        FDIC insurance premiums                                                                       26               12
        Credit and collection expenses                                                                 2               10
        Other real estate owned expenses                                                               2               18
        Valuation adjustments to other real estate owned                                               -               43
        Other expenses                                                                               304              267
                                                                                           --------------  ---------------
                Total non-interest expense                                                         2,506            2,936
                                                                                           --------------  ---------------
Income before income taxes                                                                         2,342            2,177
Income tax provision                                                                                 976              849
                                                                                           --------------  ---------------
                Net income                                                                       $ 1,366          $ 1,328
                                                                                           ==============  ===============
EARNINGS PER COMMON SHARE:
        Basic                                                                                     $ 0.53           $ 0.49
        Diluted                                                                                   $ 0.52           $ 0.47


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           PACIFIC CREST CAPITAL, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                        (DOLLARS AND SHARES IN THOUSANDS)




                                                                                        COMMON STOCK
                                              COMMON STOCK                               IN TREASURY
                                         ------------------------   ADDITIONAL     ------------------------     RETAINED
                                           SHARES       AMOUNT    PAID-IN CAPITAL    SHARES       AMOUNT        EARNINGS
                                         -----------  ----------- ---------------- ----------  -------------   ----------
Balances at December 31, 1998                  2,986        $ 30         $ 28,057         (296)   $ (4,705)      $ 5,559
Comprehensive income (loss):
    Net income                                     -           -                -            -           -         1,328
    Unrealized loss on investment
        securities available for sale,
        net of tax                                 -           -                -            -           -             -

             Total comprehensive loss
Issuances of common stock in treasury:
       Employee stock purchase plan                -           -              (12)           4          66             -
       Non-employee directors'
             stock purchase plan                   -           -                -            1          10             -
       Employee stock option plan                  -           -              (49)           5          74             -
Purchase of common stock in treasury               -           -                -          (15)       (227)            -
Cash dividends paid                                -           -                -            -           -          (134)
                                         -----------  ----------- ---------------- ----------  -------------   ----------

Balances at March 31, 1999                     2,986        $ 30         $ 27,996         (301)   $ (4,782)      $ 6,753
                                         ===========  =========== ================ ==========  =============   ==========

Balances at December 31, 1999                  2,986        $ 30         $ 27,885         (385)   $ (5,989)      $ 9,978
Comprehensive income (loss):
    Net income                                     -           -                -            -           -         1,366
    Unrealized loss on investment
        securities available for sale,
        net of tax                                 -           -                -            -           -             -


             Total comprehensive income
 Issuances of common stock in treasury:
       Employee stock purchase plan                -           -              (14)           4          55             -
       Non-employee directors'
             stock purchase plan                   -           -               (5)           1          17             -
       Employee stock option plan                  -           -              (35)           4          61             -
Purchase of common stock in treasury               -           -                -         (102)     (1,149)            -
Cash dividends paid                                -           -                -            -           -          (179)
                                         -----------  ----------- ---------------- ----------  -------------   ----------
Balances at March 31, 2000                     2,986        $ 30         $ 27,831         (478)   $ (7,005)      $11,165
                                         ===========  =========== ================ ==========  =============   ==========



                                           ACCUMULATED
                                              OTHER              TOTAL
                                           COMPREHENSIVE      SHAREHOLDERS'
                                           INCOME (LOSS)         EQUITY
                                         ------------------ -----------------
Balances at December 31, 1998                    $ 1,199          $ 30,140
Comprehensive income (loss):
    Net income                                         -             1,328
    Unrealized loss on investment
        securities available for sale,
        net of tax                                (1,685)           (1,685)
                                                            -----------------
             Total comprehensive loss                                 (357)
Issuances of common stock in treasury:
       Employee stock purchase plan                    -                54
       Non-employee directors'
             stock purchase plan                       -                10
       Employee stock option plan                      -                25
Purchase of common stock in treasury                   -              (227)
Cash dividends paid                                    -              (134)
                                         ------------------ -----------------

Balances at March 31, 1999                       $  (486)         $ 29,511
                                         ================== =================

Balances at December 31, 1999                    $(6,355)         $ 25,549
Comprehensive income (loss):
    Net income                                         -             1,366
    Unrealized loss on investment
        securities available for sale,
        net of tax                                  (162)             (162)
                                                            -----------------

             Total comprehensive income                              1,204
 Issuances of common stock in treasury:
       Employee stock purchase plan                    -                41
       Non-employee directors'
             stock purchase plan                       -                12
       Employee stock option plan                      -                26
Purchase of common stock in treasury                   -            (1,149)
Cash dividends paid                                    -              (179)
                                         ------------------ -----------------
Balances at March 31, 2000                       $(6,517)         $ 25,504
                                         ================== =================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               PACIFIC CREST CAPITAL, INC.
          CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED)
                  (DOLLARS IN THOUSANDS)


                                                                                                  THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                            -------------------------------
                                                                                                2000             1999
                                                                                            --------------   --------------
OPERATING ACTIVITIES:
        Net income                                                                                $ 1,366          $ 1,328
        Adjustments to reconcile net income
             to net cash provided by operating activities:
                Provision for loan losses                                                             250              660
                Gain on sale of investment securities                                                   -             (515)
                Gain on sale of SBA loans                                                               -              (96)
                Gain on sale of other real estate owned                                              (115)               -
                Valuation adjustments to other real estate owned                                        -               43
                Depreciation and amortization of premises and equipment                                84               77
                Accretion of deferred loan fees                                                       (98)            (128)
                Accretion of discount on investment securities                                        (10)             (19)
                Deferred income tax (benefit) expense                                              (1,081)             435
                Changes in operating assets and liabilities:
                        Accrued interest receivable                                                   (48)           1,948
                        Prepaid expenses and other assets                                             702             (193)
                        Accrued interest and other liabilities                                      4,085            1,032
                                                                                            --------------   --------------
                                Net cash provided by operating activities                           5,135            4,572
                                                                                            ==============   ==============

INVESTING ACTIVITIES:
        Purchases of investment securities
                available for sale                                                                      -           (3,000)
        Proceeds from sales and calls of investment securities
                available for sale                                                                      -           85,201
        Principal payments on investment securities                                                    12                3
        Loan originations                                                                         (23,817)         (52,842)
        Purchases of loans                                                                              -           (9,017)
        Proceeds from sales of SBA loans                                                                -            1,381
        Principal payments on loans                                                                11,354           10,833
        Proceeds from sales of other real estate owned                                                 75               28
        Purchases of premises and equipment, net                                                     (129)            (115)
                                                                                            --------------   --------------
                Net cash (used in) provided by investing activities                               (12,505)          32,472
                                                                                            ==============   ==============

FINANCING ACTIVITIES:
        Net decrease in savings accounts                                                          (19,890)         (17,570)
        Net increase (decrease) in certificates of deposit                                         11,339          (10,110)
        Net decrease in money market checking accounts                                             (2,194)             (75)
        Net increase (decrease) in securities sold under repurchase agreements                     20,600          (24,279)
        Net increase in borrowings from State of California                                         5,000                -
        Net decrease in term borrowings                                                           (10,000)          (5,500)
        Purchase of common stock in treasury, at cost                                              (1,149)            (227)
        Cash dividends paid                                                                          (179)            (134)
        Proceeds from exercise of stock options                                                        26               25
        Proceeds from employees and directors stock purchase plans                                     53               64
                                                                                            --------------   --------------
                Net cash provided by (used in) financing activities                                 3,606          (57,806)
                                                                                            ==============   ==============

Net decrease in cash and cash equivalents                                                          (3,764)         (20,762)
Cash and cash equivalents at beginning of period                                                    4,783           25,640
                                                                                            --------------   --------------
Cash and cash equivalents at end of period                                                        $ 1,019          $ 4,878
                                                                                            ==============   ==============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           PACIFIC CREST CAPITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

         The interim consolidated financial statements included herein have been prepared by Pacific Crest Capital, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Pacific Crest Capital, Inc., ("Pacific Crest" or the "Parent"), together with its wholly owned subsidiaries, Pacific Crest Bank (the "Bank") and PCC Capital I ("PCC Capital"), is referred to as the "Company." Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.

         In the opinion of management, all adjustments have been included, including normal recurring adjustments necessary to present fairly the financial position of the Company and the results of its operations for the interim period ended March 31, 2000. Certain reclassifications have been made to prior year amounts to conform to the 2000 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

         These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in the Company's 1999 Annual Report on Form 10-K.


NOTE 2.  INVESTMENT SECURITIES

         Investment securities have been classified in the Consolidated Balance Sheets according to management's intent and ability. Securities classified as available for sale are recorded at market value. Unrealized gains or losses on securities available for sale are excluded from earnings and reported in "Accumulated other comprehensive loss," net of tax effect, as a separate component of Shareholders' Equity. The following tables present the amortized cost and estimated fair values of investment securities available for sale as of the dates indicated (in thousands):


                                                                         GROSS UNREALIZED                        WEIGHTED
                                                       AMORTIZED    ---------------------------   ESTIMATED       AVERAGE
MARCH 31, 2000                                           COST          GAINS         LOSSES       FAIR VALUE      COUPON
----------------------                                ------------  -------------  ------------  -------------  ------------
Investment securities available for sale:
    U.S. government sponsored agency securities:
        Callable bonds                                 $ 243,633             $ -    $ (10,867)     $ 232,766          6.48%
        Mortgage-backed securities                         3,983               -         (158)         3,825          7.13%
    Corporate debt securities                              4,098               3         (215)         3,886          7.20%
                                                      ------------  -------------  ------------  -------------  ------------
            Total investment securities                $ 251,714             $ 3    $ (11,240)     $ 240,477          6.50%
                                                      ============  =============  ============  =============  ============

DECEMBER 31, 1999
----------------------
Investment securities available for sale:
    U.S. government sponsored agency securities:
        Callable bonds                                 $ 243,626             $ -    $ (10,555)     $ 233,071          6.48%
        Mortgage-backed securities                         3,996               -         (140)         3,856          7.13%
    Corporate debt securities                              4,094               2         (263)        3,833           7.36%
                                                      ------------  -------------  ------------  -------------  ------------
            Total investment securities                $ 251,716             $ 2    $ (10,958)     $ 240,760          6.51%
                                                      ============  =============  ============  =============  ============

         U.S. government sponsored agency securities with market values totaling $114.1 million and $98.7 million were pledged to secure borrowings aggregating $106.1 million and $90.5 million at March 31, 2000 and December 31, 1999, respectively.

                           PACIFIC CREST CAPITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


         The Company's investment securities portfolio at March 31, 2000 consisted of fixed rate investments in U.S. government sponsored agency callable bonds and mortgage-backed securities issued by Fannie Mae, Freddie Mac, the Federal Home Loan Bank and the Government National Mortgage Association, as well as variable rate investments in investment grade corporate debt securities. The callable bonds have call features that allow the issuer to retire (call) an individual security prior to that security's stated maturity date. As of March 31, 2000, the Company's callable bond portfolio had call dates ranging between one month and 16 months. The following table reflects the scheduled maturities in Company's investment securities portfolio at March 31, 2000 (dollars in thousands):


                                                                                                                 WEIGHTED
                                                                                 AMORTIZED       ESTIMATED        AVERAGE
                                                                                   COST         FAIR VALUE         YIELD
                                                                                ------------    ------------    ------------
Due in one to five years                                                           $ 76,358        $ 74,629           6.02%
Due in six to ten years                                                             147,274         139,531           6.67%
Due over ten years                                                                   28,082          26,317           6.88%
                                                                                ------------    ------------    ------------
        Total investment securities                                                $251,714        $240,477           6.50%
                                                                                ============    ============    ============


NOTE 3.  BORROWINGS FROM STATE OF CALIFORNIA

         The State of California Treasurer's Office has a fixed rate lending program whereby an eligible bank may borrow an amount not to exceed its total shareholders' equity. Borrowing maturity dates under this program cannot exceed one year. The State of California requires collateral with a market value of at least 110% of the outstanding borrowing amount. The Bank has pledged specific amounts of certain U.S. government sponsored agency securities to meet this collateral requirement. As of March 31, 2000, the Bank's total shareholder's equity was $38.4 million, against which the Bank had borrowed $25.0 million, leaving approximately $13.4 million in availability under this borrowing program.

         The table below describes the attributes of the Bank's borrowings from the State of California as of the dates indicated (dollars in thousands):


                                                                                             MARCH 31, 2000
                                                                           -------------------------------------------------
          BORROWING DATE                                                     AMOUNT            RATE          MATURITY DATE
-------------------------------                                            ------------    -------------    ----------------
October 1999                                                                   $ 5,000        5.18%           April 2000
October 1999                                                                     5,000        5.39%          October 2000
November 1999                                                                    5,000        5.74%          December 2000
December 1999                                                                    5,000        5.98%          December 2000
February 2000                                                                    5,000        5.83%            June 2000
                                                                           ------------    -------------
       Total State of California borrowings                                    $25,000        5.63%
                                                                           ============    =============



                                                                                          DECEMBER 31, 1999
                                                                           -------------------------------------------------
          BORROWING DATE                                                     AMOUNT            RATE          MATURITY DATE
-------------------------------                                            ------------    -------------    ----------------
October 1999                                                                   $ 5,000        5.18%           April 2000
October 1999                                                                     5,000        5.39%          October 2000
November 1999                                                                    5,000        5.74%          December 2000
December 1999                                                                    5,000        5.98%          December 2000
                                                                           ------------    -------------
       Total State of California borrowings                                   $ 20,000        5.57%
                                                                           ============    =============


                           PACIFIC CREST CAPITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 4.  TERM BORROWINGS

         The Company had fixed rate, long-term borrowings through one broker which totaled $30.0 million and $40.0 million at March 31, 2000 and December 31, 1999, respectively. These borrowings have call features that allow the lender to call the debt prior to the stated maturity date. This debt is secured by pledging specific amounts of certain U.S. government sponsored agency securities.

         The tables below reflect the attributes of the Company's term borrowings as of the dates indicated (dollars in thousands):



                                                                               MARCH 31, 2000
                                                        --------------------------------------------------------------------
                                                                                                               MATURITY
       BORROWING TYPE                                     AMOUNT           RATE            CALL DATE             DATE
----------------------------                            ------------    ------------    ----------------    ----------------
 Three-year borrowing                                      $ 20,000           5.75%     September 2000      September 2002
 Three-year borrowing                                        10,000           5.95%      October 2000        October 2002
                                                        ------------    ------------
       Total term borrowings                               $ 30,000           5.82%
                                                        ============    ============



                                                                               DECEMBER 31, 1999
                                                        --------------------------------------------------------------------
                                                                                                               Maturity
       BORROWING TYPE                                     AMOUNT           RATE            CALL DATE             DATE
----------------------------                            ------------    ------------    ----------------    ----------------
 Five-year borrowing                                       $ 10,000           5.48%      January 2000        January 2003
 Three-year borrowing                                        20,000           5.75%     September 2000      September 2002
 Three-year borrowing                                        10,000           5.95%      October 2000        October 2002
                                                        ------------    ------------
       Total term borrowings                               $ 40,000           5.73%
                                                        ============    ============


NOTE 5.  COMPUTATION OF BOOK VALUE PER COMMON SHARE

         Book value per common share was calculated by dividing total shareholders' equity by the number of common shares issued less common shares held in treasury. The tables below present the computation of book value per common share as of the dates indicated (dollars in thousands):


                                                                                             MARCH 31,       DECEMBER 31,
                                                                                               2000              1999
                                                                                          ----------------  ----------------
Total shareholders' equity                                                                     $   25,504        $   25,549
                                                                                          ----------------  ----------------

Common shares issued                                                                            2,986,530         2,986,530
Less:  common shares held
     in treasury                                                                                 (478,290)         (384,806)
                                                                                          ----------------  ----------------
Common shares outstanding                                                                       2,508,240         2,601,724
                                                                                          ================  ================
Book value per common share                                                                    $    10.17        $     9.82
                                                                                          ----------------  ----------------


                           PACIFIC CREST CAPITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 6.  COMPUTATION OF EARNINGS PER COMMON SHARE

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

         The tables below present the basic and diluted earnings per common share computations for the periods indicated (dollars and shares in thousands, except per share data):





                                                                  THREE MONTHS ENDED
                                                                        MARCH 31,
                                                            -------------------------------
                                                                2000             1999
                                                            --------------  ---------------
Net income                                                        $ 1,366          $ 1,328
                                                            ==============  ===============
Basic weighted average common
     shares outstanding                                             2,566            2,691
Dilutive effect of stock options                                       81              132
                                                            --------------  ---------------
Diluted weighted average common
     shares outstanding                                             2,647            2,823
                                                            ==============  ===============

Earnings per common share:
        Basic                                                      $ 0.53           $ 0.49
        Diluted                                                    $ 0.52           $ 0.47
                                                            --------------  ---------------


NOTE 7.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         For purposes of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, cash and cash equivalents include "Cash" and "Securities purchased under resale agreements." Supplemental disclosure of cash flow information is as follows for the periods indicated (in thousands):


                                                                                                   THREE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                             -------------------------------
                                                                                                 2000             1999
                                                                                             --------------   --------------
Cash paid during the period for:
        Interest                                                                                   $ 8,258          $ 7,803
        Income taxes                                                                               $   350          $     -

Non-cash investing and financing activities:
        Transfers from loans to other real estate owned                                            $   210          $     -
        Loans to facilitate the sale of other real estate owned                                    $   250          $   225


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of the major factors that influenced the consolidated results of operations and financial condition of the Company for the period ended March 31, 2000. This analysis should be read in conjunction with the Company's 1999 Annual Report on Form 10-K and with the unaudited financial statements and notes as set forth in this report.

                             SELECTED FINANCIAL DATA

         The following table sets forth certain selected financial data concerning the Company as of the dates or for the periods indicated (dollars in thousands):



                                                                            AT OR FOR THE THREE MONTHS ENDED
                                                         ------------------------------------------------------------------------
                                                           MARCH 31,    DECEMBER 31,  SEPTEMBER 30,    JUNE 30,      MARCH 31,
                                                             2000           1999          1999           1999          1999
                                                         -------------- -------------- ------------- ------------- --------------
AVERAGE BALANCES:
        Average loans                                       $ 371,258      $ 364,959      $ 360,404       $ 345,237    $ 315,498
        Average investment securities                         251,716        249,127        236,968         214,029      283,760
        Average interest-earning assets                       623,202        615,366        602,034         570,292      615,708
        Average total assets                                  622,416        617,669        605,856         576,889      626,086
        Average deposits                                      477,648        487,964        490,966         456,156      467,770
        Average borrowings                                    111,952         95,775         79,514          86,041      121,255
        Average shareholders' equity                           24,725         26,984         29,057          28,730       30,013

PERFORMANCE RATIOS:
        Return on average shareholders' equity (1), (2)         17.22%         16.26%         16.11%          16.12%       18.20%
        Return on average total assets (1)                       0.88%          0.83%          0.82%           0.84%        0.85%
        Net interest rate spread (3)                             2.75%          2.80%          2.92%           3.10%        2.93%
        Net interest margin (3)                                  3.05%          3.07%          3.19%           3.35%        3.16%
        Operating expense to average total assets (4)            1.61%          1.77%          1.84%           2.06%        1.83%
        Efficiency ratio (5)                                    50.21%         54.13%         52.58%          55.91%       54.49%

CAPITAL RATIOS (6):
        Leverage ratio (7)                                       7.33%          7.19%          7.20%           7.36%        6.83%
        Tier 1 risk-based capital ratio                         10.51%         10.38%         10.31%          10.35%       10.46%
        Total risk-based capital ratio                          11.76%         11.64%         11.56%          11.60%       11.71%

ASSET QUALITY RATIOS:
        Total non-performing assets to total assets (8)             -           0.03%          0.04%              -         0.52%
        Allowance for loan losses to total loans                 1.77%          1.76%          1.71%           1.71%        1.68%
        Allowance for loan losses to non-accrual loans              -        3071.43%       2660.43%              -       225.25%

LOAN VOLUME:
        Loan originations                                    $ 23,817       $ 15,666       $ 27,129        $ 36,016     $ 52,842
        Loan purchases                                              -              -              -               -        9,017
        Loan sales - SBA                                            -          1,838              -           1,655        1,285
-----------------------------------------


(1)    Calculation is based upon annualized net income.
(2) Calculation excludes average accumulated comprehensive loss from average shareholders' equity.
(3)    Defined under "Results of Operations - Net Interest Income."
(4) Operating expense is defined as total non-interest expense less valuation adjustments to OREO, other OREO expenses and credit and collection expenses. Calculation is based on annualized operating expense.
(5) Efficiency ratio is defined as operating expense divided by the sum of net interest income, loan prepayment and late fee income, gain on sale of SBA loans and other income.
(6) Capital ratios of Pacific Crest Bank only. The required ratios for a "well-capitalized" institution are 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital.
(7) Calculation is based on average quarterly total asset balances of Pacific Crest Bank.
(8)    Non-performing assets consist of non-accrual loans and OREO.

                                     GENERAL

FORWARD-LOOKING INFORMATION

         Certain matters discussed under this caption may constitute forward-looking statements under Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because the business of the Company involves inherent risks and uncertainties. Risks and uncertainties include possible future deteriorating economic conditions in the Company's areas of operation; interest rate risk associated with volatile interest rates and related asset/liability matching risks; liquidity risks; risk of significant non-earning assets and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risk of available for sale securities declining significantly in value as interest rates rise; and regulatory risks associated with the variety of current and future regulations to which the Company is subject. Risk factors are also discussed in detail in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

EARNINGS PERFORMANCE

         Net income was $1.4 million (or $0.52 per common share on a diluted basis) for the three months ended March 31, 2000, compared to $1.3 million (or $0.47 per common share on a diluted basis) for the corresponding period in 1999. Pre-tax income was $2.3 million compared to $2.2 million for the three months ended March 31, 2000 and 1999, respectively. The increase in pre-tax income was primarily due to decreases of $430,000 and $410,000 in non-interest expense and provision for loan losses, respectively, partially offset by decreases of $598,000 and $77,000 in non-interest income and net interest income, respectively.

CAPITAL

         As of March 31, 2000, Pacific Crest's leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 6.86%, 9.94%, and 12.72%, respectively. Pacific Crest Bank's leverage capital ratio, tier 1 risk-based capital ratio and total risk-based capital ratio were 7.33%, 10.51% and 11.76%, respectively. These ratios placed Pacific Crest and the Bank in the "well-capitalized" category as defined by federal regulations, which require corresponding capital ratios of 5%, 6% and 10%, respectively, to qualify for that designation.

DIVIDENDS

         On February 2, 2000, the Company announced that the Board of Directors had declared a $0.07 per common share cash dividend for the first quarter of 2000. The dividend was payable to shareholders of record at the close of business on March 1, 2000 and was paid on March 15, 2000. The total amount of these dividends was approximately $179,000.

STOCK REPURCHASE PLAN

         As of March 31, 2000, the Company had 39,000 shares authorized for repurchase under its common stock repurchase program. During the three months ended March 31, 2000, the Company repurchased 102,000 shares of its common stock for a total cost of approximately $1,149,000, which resulted in an average cost per share of $11.27. During the same period, the Company utilized repurchased shares for all of its common stock issuances under the Company's employee stock purchase plan, non-employee directors stock purchase plan, and employee stock option plan, which totaled 8,516 shares.

SALE OF INTEREST RATE CAP AGREEMENT

         On February 8, 2000, the Company sold its interest rate cap agreement for $2.5 million and recognized a deferred gain of $1.8 million. The interest rate cap agreement had originally been purchased on June 8, 1998, for a premium of $925,000. The deferred gain will be amortized as a credit to "Interest expense - deposits" over the remaining life of the original interest rate cap agreement, which had a maturity date of June 8, 2003. During the three months ended March 31, 2000, the amount of deferred gain amortization totaled $78,000, which resulted in a reduction in interest expense on deposits. Conversely, during the three months ended March 31, 1999, the amount of premium amortization totaled $46,000, which resulted in an increase in interest expense on deposits. As of March 31, 2000, the remaining deferred gain resulting from the sale of the interest rate cap will be amortized as follows: $416,000 for the last nine months of 2000, $554,000 for 2001, $554,000 for 2002, and $242,000 for 2003.

                              RESULTS OF OPERATIONS

NET INTEREST INCOME

         NET INTEREST INCOME ANALYSES

         THREE MONTHS ENDED MARCH 31, 2000 VS. THREE MONTHS ENDED MARCH 31, 1999

         The following table present the Company's consolidated average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest yields/rates for the periods presented. All average balances are daily average balances (dollars in thousands):

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                           ------------------------------------------------------------------------
                                                                           2000                                  1999
                                                           ------------------------------------- ----------------------------------
                                                                         INTEREST     AVERAGE                  INTEREST     AVERAGE
                                                             AVERAGE     INCOME/      YIELD/       AVERAGE     INCOME/      YIELD/
                                                             BALANCE     EXPENSE       RATE        BALANCE     EXPENSE       RATE
                                                           ----------- ------------ ------------ ----------- ------------ ---------
INTEREST-EARNING ASSETS:
        Loans (1)                                             $371,258      $ 8,744       9.47%     $315,498      $ 7,505    9.65%
        Securities purchased under resale agreements               228            3       5.29%       16,450          211    5.20%
        Investment securities available for sale (2):
           U.S. government sponsored agency securities:
                Callable bonds                                 243,630        3,954       6.49%      272,232        4,554    6.69%
                Mortgage-backed securities                       3,990           70       7.02%        1,612           26    6.45%
           Corporate debt securities                             4,096           86       8.40%        9,916          153    6.17%
                                                           ----------- ------------ ------------ ----------- ------------ ---------
                        Total investment securities            251,716        4,110       6.53%      283,760        4,733    6.67%
                                                           ----------- ------------ ------------ ----------- ------------ ---------
                        Total interest-earning assets          623,202       12,857       8.30%      615,708       12,449    8.20%
                                                                       ------------ ------------             ------------ ---------
Non-interest-earning assets                                      5,822                                15,692
Less: allowance for loan losses                                 (6,608)                               (5,314)
                                                           ------------                          -----------
        Total assets                                          $622,416                              $626,086
                                                           ============                          ===========
INTEREST-BEARING LIABILITIES:
        Savings accounts                                      $182,593      $ 2,191       4.83%     $264,228      $ 3,107    4.77%
        Certificates of deposit                                276,925        3,929       5.71%      179,803        2,430    5.48%
        Money market checking accounts                          18,130          198       4.39%       23,739          257    4.39%
                                                           ----------- ------------ ------------ ----------- ------------ ---------
                Total deposits                                 477,648        6,318       5.32%      467,770        5,794    5.02%
                                                           ----------- ------------ ------------ ----------- ------------ ---------
        Securities sold under repurchase agreements             41,680          641       6.19%       26,266          354    5.47%
        Borrowings from State of California                     22,363          317       5.61%            -            -        -
        Term borrowings                                         30,659          452       5.83%       77,739        1,094    5.63%
        Trust preferred securities                              17,250          404       9.37%       17,250          405    9.39%
                                                           ----------- ------------ ------------ ----------- ------------ ---------
                Total borrowings                               111,952        1,814       6.47%      121,255        1,853    6.13%
                                                           ----------- ------------ ------------ ----------- ------------ ---------
                Total interest-bearing liabilities             589,600        8,132       5.55%      589,025        7,647    5.27%
                                                                       ------------ ------------             ------------ ---------
Non-interest-bearing liabilities                                 8,091                                 7,048
Shareholders' equity                                            24,725                                30,013
                                                           ------------                          -----------
        Total liabilities and shareholders' equity            $622,416                              $626,086
                                                           ============                          ===========
Net interest-earning assets                                   $ 33,602                              $ 26,683
                                                           ============                          ===========
Net interest income                                                         $ 4,725                               $ 4,802
                                                                       =============                         ============
Net interest rate spread (3)                                                              2.75%                              2.93%
                                                                                    ============                          =========
Net interest margin (4)                                                                   3.05%                              3.16%
                                                                                    ============                          =========
Average interest-earning assets to
    average interest-bearing liabilities                         105.7%                                104.5%
------------------------------------------------           ============                          ===========


(1) Average balances of loans are calculated net of deferred loan fees, but include non-accrual loans which have a zero yield.
(2) Average balances of investment securities available for sale are presented on a historical amortized cost basis, without the effects of fair value adjustments.
(3) Net interest rate spread represents the yield earned on average total interest-earning assets less the rate paid on average total interest-bearing liabilities.
(4) Net interest margin is computed by dividing annualized net interest income by average total interest-earning assets.

         The following table sets forth the composition of average interest-earning assets and average interest-bearing liabilities by category and by the percentage of each category to the total for the periods indicated, including the change in average balance and yield/rate between these respective periods (dollars in thousands):


                                                                      THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------------------------------------------
                                                                2000                            1999
                                                 -------------------------------- -------------------------------
                                                                  %      AVERAGE                 %      AVERAGE
                                                    AVERAGE      OF      YIELD/    AVERAGE      OF      YIELD/
                                                    BALANCE     TOTAL     RATE     BALANCE     TOTAL     RATE
                                                 ------------ --------- --------- ----------- -------- ---------
INTEREST-EARNING ASSETS:
   Loans                                            $ 371,258   59.6%      9.47%  $ 315,498    51.2%      9.65%
   Securities purchased under resale agreements           228    0.0%      5.29%     16,450     2.7%      5.20%
   Investment securities available for sale:
     U.S. government sponsored agency securities:
        Callable bonds                                243,630   39.1%      6.49%    272,232    44.2%      6.69%
        Mortgage-backed securities                      3,990    0.6%      7.02%      1,612     0.3%      6.45%
     Corporate debt securities                          4,096    0.7%      8.40%      9,916     1.6%      6.17%
                                                 ------------ ---------           ----------- --------
     Total investment securities                      251,716   40.4%      6.53%    283,760    46.1%      6.67%
                                                 ------------ ---------           ----------- --------
     Total interest-earning assets                  $ 623,202  100.0%      8.30%  $ 615,708   100.0%      8.20%
                                                 ============ =========           =========== ========
INTEREST-BEARING LIABILITIES:
   Savings accounts                                 $ 182,593   31.0%      4.83%  $ 264,228    44.9%      4.77%
   Certificates of deposit                            276,925   47.0%      5.71%    179,803    30.5%      5.48%
   Money market checking accounts                      18,130    3.0%      4.39%     23,739     4.0%      4.39%
                                                 ------------ ---------           ----------- --------
     Total deposits                                   477,648   81.0%      5.32%    467,770    79.4%      5.02%
                                                 ------------ ---------           ----------- --------
   Securities sold under repurchase agreements         41,680    7.1%      6.19%     26,266     4.5%      5.47%
   Borrowings from State of California                 22,363    3.8%      5.61%          -        -
   Term borrowings                                     30,659    5.2%      5.83%     77,739    13.2%      5.63%
   Trust preferred securities                          17,250    2.9%      9.37%     17,250     2.9%      9.39%
                                                 ------------ ---------           ----------- --------
     Total borrowings                                 111,952   19.0%      6.47%    121,255    20.6%      6.13%
                                                 ------------ ---------           ----------- --------
     Total interest-bearing liabilities             $ 589,600  100.0%      5.55%  $ 589,025   100.0%      5.27%
                                                 ============ =========           =========== ========

Net interest-earning assets                          $ 33,602                      $ 26,683
Net interest rate spread                                                   2.75%                          2.93%
Net interest margin                                                        3.05%                          3.16%






                                                    ----------------------------
                                                            NET CHANGE
                                                    ----------------------------
                                                                 %     AVERAGE
                                                    AVERAGE      OF     YIELD/
                                                    BALANCE    TOTAL     RATE
                                                    --------- -------- ---------
INTEREST-EARNING ASSETS:
   Loans                                              $ 55,760     8.4%   -0.18%
   Securities purchased under resale agreements        (16,222)   -2.7%    0.09%
   Investment securities available for sale:
     U.S. government sponsored agency securities:
        Callable bonds                                 (28,602)   -5.1%   -0.20%
        Mortgage-backed securities                       2,378     0.3%    0.57%
     Corporate debt securities                          (5,820)   -0.9%    2.23%
                                                    ----------- --------
     Total investment securities                       (32,044)   -5.7%   -0.14%
                                                    ----------- --------
     Total interest-earning assets                    $  7,494             0.10%
                                                    ===========
INTEREST-BEARING LIABILITIES:
   Savings accounts                                   $(81,635)  -13.9%    0.06%
   Certificates of deposit                              97,122    16.4%    0.23%
   Money market checking accounts                       (5,609)   -1.0%    0.00%
                                                    ----------- --------
     Total deposits                                      9,878     1.6%    0.30%
                                                    ----------- --------
   Securities sold under repurchase agreements          15,414     2.6%    0.72%
   Borrowings from State of California                  22,363     3.8%    5.61%
   Term borrowings                                     (47,080)   -8.0%    0.20%
   Trust preferred securities                                -     0.0%   -0.02%
                                                    ----------- --------
     Total borrowings                                   (9,303)   -1.6%    0.34%
                                                    ----------- --------
     Total interest-bearing liabilities                $   575             0.28%
                                                    ===========

Net interest-earning assets                            $ 6,919
Net interest rate spread                                                  -0.18%
Net interest margin                                                       -0.11%



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


                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                                  2000 VS. 1999
                                                                                      --------------------------------------
                                                                                           INCREASE (DECREASE) DUE TO
                                                                                      --------------------------------------
                                                                                         VOLUME       RATE         TOTAL
                                                                                      ------------- ----------- ------------
INTEREST INCOME:
        Loans                                                                              $ 1,376      $ (137)     $ 1,239
        Securities purchased under resale agreements                                          (212)          4         (208)
        Investment securities available for sale:
           U.S. government sponsored agency securities:
                Callable bonds                                                                (467)       (133)        (600)
                Mortgage-backed securities                                                      41           3           44
           Corporate debt securities                                                          (110)         43          (67)
                                                                                      ------------- ----------- ------------
                        Total investment securities                                           (536)        (87)        (623)
                                                                                      ------------- ----------- ------------
                        Total interest income                                               $  628      $ (220)       $ 408
                                                                                      ------------- ----------- ------------
INTEREST EXPENSE:
        Savings accounts                                                                    $ (956)     $   40        $(916)
        Certificates of deposit                                                              1,391         108        1,499
        Money market checking accounts                                                         (59)          -          (59)
                                                                                      ------------- ----------- ------------
                Total deposits                                                                 376         148          524
                                                                                      ------------- ----------- ------------
        Securities sold under repurchase agreements                                            235          52          287
        Borrowings from State of California                                                    317           -          317
        Term borrowings                                                                       (679)         37         (642)
        Trust preferred securities                                                               -          (1)          (1)
                                                                                      ------------- ----------- ------------
                Total borrowings                                                              (127)         88          (39)
                                                                                      ------------- ----------- ------------
                Total interest expense                                                      $  249      $  236        $ 485
                                                                                      ------------- ----------- ------------
Net interest income                                                                         $  379      $ (456)       $ (77)
                                                                                      ============= =========== ============


NET INTEREST INCOME

         Net interest income decreased by $77,000, to $4.7 million, during the three months ended March 31, 2000 compared to the same period in 1999, and was comprised of a $456,000 decrease attributable to changes in interest rates, partially offset by a $379,000 increase attributable to changes in volume. This was primarily due to the reduction in the net interest rate spread of 18 basis points, to 2.75%, partially offset by the increase in the Company's net interest-earning assets of $6.9 million, to $33.6 million, during the first quarter of 2000 compared to the same period in 1999.

         The reduction in the net interest rate spread was principally due to an increase of 28 basis points, to 5.55%, in the rate paid on average total interest-bearing liabilities, partially offset by an increase of 10 basis points, to 8.30%, in the yield on average total interest-earning assets. The rate paid on average total interest-bearing liabilities increased primarily due to the rise in interest rates during the second half of 1999. The yield on average total interest-earning assets increased, despite lower yields earned on loans and investment securities in 2000 compared to 1999, principally due to a shift in the mix of average total interest-earning assets from lower yielding securities to higher yielding loans. The growth in net interest-earning assets was primarily due to an increase of $7.5 million, to $623.2 million, in average total interest-earning assets, partially offset by an increase of $0.6 million, to $589.6 million, in average total interest-bearing liabilities.

         TOTAL INTEREST INCOME

         Total interest income increased by $408,000, to $12.9 million, during the three months ended March 31, 2000 compared to the same period in 1999. This was primarily due to the growth in average total interest-earning assets, which contributed $628,000 to interest income, partially offset by the reduction in yields earned on loans and investment securities during 2000 compared to 1999, which reduced interest income by $220,000.

         The growth in average total interest-earning assets of $7.5 million during the first quarter of 2000 compared to the same period in 1999, was principally due to an increase in average loans of $55.8 million, to $371.3 million, partially offset by a decrease of $32.0 million, to $251.7 million, in average investment securities, and a decrease of $16.2 million, to $228,000, in average securities purchased under resale agreements. This reflected the Company's liquidation of a portion of its securities portfolio in order to fund loan growth and pay down borrowings. The growth in average loans and the reduction in average securities resulted in a shift in the mix of average total interest-earning assets from lower yielding securities to higher yielding loans. The percentage of average loans to average total interest-earning assets increased to 59.6% in the first quarter of 2000 from 51.2% in the first quarter of 1999.

         The overall yield on average total interest-earning assets increased by 10 basis points, to 8.30%, during the three months ended March 31, 2000 compared to the same period in 1999, primarily due to the above mentioned shift in the mix of average total interest-earning assets from lower yielding securities to higher yielding loans. However, the yield on average loans declined by 18 basis points, to 9.47%, and the yield on investment securities decreased by 14 basis points, to 6.53%. The decline in the yield on average loans was primarily attributable to the following factors:

- The loans that the Company originated during the first quarter of 2000 had lower overall yields than those originated prior to October 1998.

- The loans that paid off during the first quarter of 2000 and the year ended December 31, 1999 had higher yields than the yields on the loans originated during these periods.

         Partially offsetting the above factors for the decline in the yield on average loans was the increase of 75 basis points, to 5.50%, in the federal funds rate by the Board of Governors of the Federal Reserve System (the "Federal Reserve"), which took place during the second half of 1999, and the additional increase of 50 basis points, to 6.00%, which took place during the first quarter of 2000. The impact of these increases in the federal funds rate caused upward repricing on the Company's variable rate loans, especially those tied to the prime rate. The federal funds rate is the rate at which banks lend to each other in the overnight market. Increases in the federal funds rate generally result in increases of the prime rates offered by major banks, including Bank of America.

         The decrease in the yield on average investment securities during the three months ended March 31, 2000 compared to the same period last year, was primarily due to the calls and sales in 1999 of $148.0 million of higher yielding callable bonds with a weighted average coupon rate of 6.71%, which were partially replaced by the purchases of $85.8 million of lower yielding, shorter maturity, callable bonds with a weighted average coupon rate of 6.23%. Partially offsetting this factor were the purchases in the fourth quarter of 1999 of higher yielding corporate debt securities and mortgage-backed securities.


         TOTAL INTEREST EXPENSE

         Total interest expense increased by $485,000, to $8.1 million, during the three months ended March 31, 2000 compared to the same period in 1999. This was due to the growth in average interest-bearing liabilities and to the increase in rate on these liabilities, which contributed $249,000 and $236,000, respectively, to interest expense.

         The growth in average total interest-bearing liabilities of $0.6 million during the first quarter of 2000 compared to the same period in 1999, was primarily due to an increase in average deposits of $9.9 million, to $477.6 million, partially offset by a decrease in average borrowings of $9.3 million, to $112.0 million. The increase in average deposits was principally due to an increase in average certificates of deposit of $97.1 million, partially offset by decreases of $81.6 million and $5.6 million in average savings accounts and average money market checking accounts, respectively. The decrease in average borrowings was principally due to the reduction in average term borrowings of $47.0 million. This was partially offset by increases of $22.4 million and $15.4 million in average borrowings from the State of California and average securities sold under repurchase agreements, respectively. The growth in average deposits and the reduction in average borrowings resulted in a shift in the mix of average total interest-bearing liabilities from higher rate borrowings to lower rate deposits. The percentage of average deposits to average total interest-bearing liabilities increased to 81.0% during the first three months of 2000 from 79.4% during the same period last year.

         The aforementioned changes in the average balances of the Company's deposit products during the three months ended March 31, 2000 compared to the same period in 1999 were primarily attributable to management's deposit strategy in 1999. Management reduced the rates on all of the Company's deposit products in January 1999 and later started raising the rates only on its one-to five-year certificates of deposit, beginning in the second quarter of 1999. Rates on savings accounts and money market checking accounts were not raised during 1999, despite the rising interest rate environment which started in the second half of 1999. This strategy served to lock in long-term deposits with fixed rates, while maintaining constant rates on short-term and liquid deposits. As a result, the balances of certificates of deposit increased, while the balances of savings accounts and money market accounts decreased, thus changing the mix of deposits from savings/money market checking accounts to certificates of deposit. The percentage of average certificates of deposit to average total deposits increased to 58.0% during the first quarter of 2000 from 38.4% during the first quarter of 1999. In February 2000, the Company raised the rates on its savings accounts in response to deposit runoff and the increase in market interest rates.

     The increase in the rate on average total interest-bearing liabilities of 28 basis points during the three months ended March 31, 2000 compared to the same period in 1999, was principally due to the increase of 34 basis points, to 6.47%, in the rate on average borrowings, as well as the increase of 30 basis points, to 5.32%, in the rate on average deposits, partially offset by the previously mentioned shift in the mix of average total interest-bearing liabilities from higher rate borrowings to lower rate deposits. The increase in the rate on average borrowings was primarily due to the following factors:

- Interest rates started to rise in the second half of 1999 and continued to rise through the first quarter of 2000 due to the increases in the federal funds rate by the Federal Reserve, as described above. This served to raise the rates on the Company's available borrowing facilities, especially the short-term borrowing lines. The rate on average securities sold under agreements to repurchase increased by 72 basis points, to 6.19%, during the three months ended March 31, 2000 compared to the same period in 1999.

- In April 1999, a $24.5 million callable term borrowing, bearing interest at a lower rate of 5.64%, was called by the lender. The Company paid this debt with proceeds from the liquidation of its securities mentioned above.

- During the first quarter of 2000, a $10.0 million callable term borrowing, bearing interest at a lower rate of 5.48%, was called by the lender and was partially replaced by a $5.0 million State of California borrowing, bearing interest at a higher rate of 5.83% and maturing in June 2000.

Partially offsetting the increase in the rate on average borrowings was the replacement in the fourth quarter of 1999 of $20.0 million of higher rate 5.71% term borrowings with $20.0 million of lower rate 5.57% State of California borrowings.

         The increase in the rate on average deposits during the first quarter of 2000 compared to the same period last year was primarily due to the following factors:

- The Company started raising the interest rates on its one-to five-year certificates of deposit beginning in the second quarter of 1999, after having reduced the rates in January 1999.

- In February 2000, the Company raised the rates on its savings accounts, which had not been increased during 1999.

- The mix of average deposits shifted from lower rate savings/money market accounts to higher rate certificates of deposit.


PROVISION FOR LOAN LOSSES

         During the three months ended March 31, 2000, the Company's provision for loan losses decreased by $410,000, to $250,000, compared to the same period in 1999. The decrease in the provision is the result of management's evaluation of the loan portfolio and economic conditions. See "Financial Condition - Allowance for Loan Losses."

NON-INTEREST INCOME

         The following table sets forth certain information with respect to the Company's non-interest income for the periods indicated (dollars in thousands):



                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                    ----------------------------------------
                                                                                        AMOUNTS              NET CHANGE
                                                                                    ----------------------------------------
                                                                                      2000      1999        $         %
                                                                                    --------- ---------- ---------  --------
Loan prepayment and late fee income                                                     $ 102      $ 99    $    3      3.0%
Gain on sale of investment securities                                                       -       515      (515)  (100.0%)
Gain on sale of SBA loans                                                                   -        96       (96)  (100.0%)
Gain on sale of other real estate owned                                                   115         -       115    100.0%
Other income                                                                              156       261      (105)   (40.2%)
                                                                                    --------- ---------- ---------  --------
        Total non-interest income                                                       $ 373     $ 971    $ (598)   (61.6%)
                                                                                    ========= ========== =========  ========


Non-interest income for the quarter ended March 31, 2000 decreased by $598,000, to $373,000, compared to the same period in 1999. This was primarily due to decreases of $515,000 and $96,000 in gain on sale of investment securities and gain on sale of SBA loans, respectively, partially offset by an increase of $115,000 in gain on sale of OREO.


NON-INTEREST EXPENSE

         The following table sets forth certain information with respect to the Company's non-interest expense for the periods indicated (dollars in thousands):



                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                    ----------------------------------------
                                                                                     AMOUNTS                NET CHANGE
                                                                                    ----------------------------------------
                                                                                       2000      1999        $         %
                                                                                    --------- ---------- ---------  --------
Salaries and employee benefits                                                         $1,498    $1,740    $ (242)   (13.9)%
Net occupancy expenses                                                                    386       442       (56)   (12.7)%
Communication and data processing                                                         220       212         8      3.8 %
Advertising and promotion                                                                  68       192      (124)   (64.6)%
FDIC insurance premiums                                                                    26        12        14    116.7 %
Credit and collection expenses                                                              2        10        (8)   (80.0)%
Other real estate owned expenses                                                            2        18       (16)   (88.9)%
Valuation adjustments to other real estate owned                                            -        43       (43)  (100.0)%
Other expenses                                                                            304       267        37     13.9 %
                                                                                    --------- ---------- ---------  --------
     Total non-interest expense                                                        $2,506    $2,936    $ (430)   (14.6)%
                                                                                    ========= ========== =========  ========


         Non-interest expense for the three months ended March 31, 2000 decreased by $430,000, to $2.5 million, compared to the same period in 1999. This was primarily due to decreases of $242,000, $124,000, and $56,000 in salaries and employee benefits, advertising and promotion, and net occupancy expenses, respectively.

         Salaries and employee benefits for the three months ended March 31, 2000 decreased by $242,000, to $1.5 million, as compared to the same period in 1999. The decrease was primarily due to the elimination during the fourth quarter of 1999 of the Company's five loan production offices located outside of Southern California. These loan production offices had each been staffed with one loan production officer. Partially offsetting the decrease was the approximate 4% increase to employee base salaries in January 2000.

         Net occupancy expenses decreased by $56,000, to $386,000, for the current quarter compared to the same period last year. This decrease was primarily due to the aforementioned closure of the five loan production offices located outside of Southern California during the fourth quarter of 1999.

         Advertising and promotion costs decreased by $124,000, to $68,000, for the three months ended March 31, 2000, compared to the same period in 1999. The Company started reducing the level of advertising and promotion in the third quarter of 1999.

INCOME TAX PROVISION

         For the three months ended March 31, 2000 and 1999, the Company's provision for income taxes was $976,000 and $849,000, respectively, which resulted in effective tax rates of 41.7% and 39.0%, respectively. The difference between the effective tax rates for the three months ended March 31, 2000 and 1999 is the result of adjustments made to the tax valuation reserves for the quarter ended March 31, 1999, as a result of settlements made with the IRS on prior year tax returns.


                               FINANCIAL CONDITION

BALANCE SHEET ANALYSIS

         The following table presents condensed balance sheets as of the dates indicated and the dollar and percentage changes between the periods (in thousands):


                                                                  MARCH 31,      DECEMBER 31,            NET CHANGE
                                                               --------------- --------------  --------------- --------------
                                                                    2000           1999              $               %
                                                               --------------- --------------  --------------- --------------
ASSETS
   Cash and cash equivalents                                         $  1,019       $  4,783         $ (3,764)       (78.70)%
   Investment securities available for sale, at market                240,477        240,760             (283)        (0.12)%
   Net loans                                                          371,853        359,502           12,351          3.44 %
   Other assets                                                        18,806         18,215              591          3.24 %
                                                               --------------- --------------  --------------- --------------
        Total assets                                                 $632,155       $623,260         $  8,895          1.43 %
                                                               =============== ==============  =============== ==============
LIABILITIES
   Savings accounts                                                  $176,478       $196,368         $(19,890)       (10.13)%
   Certificates of deposit                                            280,572        269,233           11,339          4.21 %
   Money market checking accounts                                      16,589         18,783           (2,194)       (11.68)%
                                                               --------------- --------------  --------------- --------------
        Total deposits                                                473,639        484,384          (10,745)        (2.22)%
                                                               --------------- --------------  --------------- --------------
   Securities sold under repurchase
     agreements                                                        51,100         30,500           20,600         67.54 %
   Borrowings from State of California                                 25,000         20,000            5,000         25.00 %
   Term borrowings                                                     30,000         40,000          (10,000)       (25.00)%
   Trust preferred securities                                          17,250         17,250                -          0.00 %
                                                               --------------- --------------  --------------- --------------
        Total borrowings                                              123,350        107,750           15,600         14.48 %
                                                               --------------- --------------  --------------- --------------
   Total interest-bearing liabilities                                 596,989        592,134            4,855          0.82 %
   Other liabilities                                                    9,662          5,577            4,085         73.25 %
                                                               --------------- --------------  --------------- --------------
        Total liabilities                                             606,651        597,711            8,940          1.50 %
                                                               =============== ==============  =============== ==============

Shareholders' Equity
   Common stock and additional paid-in capital                         27,861         27,915              (54)        (0.19)%
   Retained earnings                                                   11,165          9,978            1,187         11.90 %
   Accumulated other comprehensive loss                                (6,517)        (6,355)            (162)         2.55 %
   Common stock in treasury, at cost                                   (7,005)        (5,989)          (1,016)        16.96 %
                                                               --------------- --------------  --------------- --------------
        Total shareholders' equity                                     25,504         25,549              (45)        (0.18)%
                                                               --------------- --------------  --------------- --------------
   Total liabilities and
        shareholders' equity                                        $ 632,155      $ 623,260          $ 8,895          1.43 %
                                                               =============== ==============  =============== ==============

         Total assets increased by $8.9 million, to $632.2 million, during the three months ended March 31, 2000, primarily due to a $12.4 million increase in net loans, partially offset by a decrease of $3.8 million in cash and cash and cash equivalents. The increase in net loans was principally due to $23.8 million of originations, partially offset by $11.4 million of principal payments. The decrease in cash and cash equivalents was used to fund loan growth during the quarter. Investment securities available for sale decreased by $283,000, to $240.5 million, primarily due to a decline in fair value.

         Total liabilities increased by $8.9 million, to $606.7 million, during the three months ended March 31, 2000, primarily due to an increase in borrowings of $15.6 million, partially offset by a decrease in deposits of $10.7 million. This resulted in a shift in the mix of total interest-bearing liabilities from lower rate deposits to higher rate borrowings and contributed to the increase in total interest expense for the first three months of 2000 compared to the same period in 1999. Borrowings as a percentage of total interest-bearing liabilities increased to 20.7% at March 31, 2000 from 18.2% at December 31, 1999.

         The $15.6 million increase in borrowings during the first quarter of 2000 was principally due to increases of $20.6 million and $5.0 million in securities sold under repurchase agreements and borrowings from the State of California, respectively, partially offset by a principal payment of $10.0 million on a term borrowing, which was called by the lender. The increases in securities sold under repurchase agreements and State of California borrowings were used to pay down term borrowings, fund loan growth and cover deposit runoff.

         The $10.7 million decrease in deposits during the first quarter of 2000 was primarily due to a decrease of $19.9 million in savings accounts, as well as a decrease of $2.2 million in money market checking accounts. This was partially offset by an increase of $11.3 million in certificates of deposit. Management believes that the overall decrease in deposits of $10.7 million reflected the transfer of customer deposits primarily into the stock market and higher rate certificates of deposit offered by competitor savings institutions. The changes in the balances of the Company's deposit products during the first quarter of 2000 resulted in a shift in the mix of deposits from lower yielding savings/money market accounts to higher yielding certificates of deposit. The percentage of certificates of deposit to total deposits increased to 59.2% at March 31, 2000 from 55.6% at December 31, 1999 and contributed to the increase in interest expense for the first three months of 2000 compared to the same period in 1999.

         Shareholders' equity decreased by $45,000, to $25.5 million, during the three months ended March 31, 2000. Changes to shareholders' equity were due to the following factors:

- The Company recorded $1.4 million of net income for the first three months of 2000.

- The Company declared and paid cash dividends of $179,000 for the first three months of 2000.

- Accumulated other comprehensive loss increased by $162,000 during the first three months of 2000, as the Company's predominantly fixed rate investment securities available for sale declined in value primarily due to an increase in market interest rates.

- Common stock in treasury increased by $1.0 million during the first three months of 2000, primarily due to the $1.1 million purchase of 102,000 shares of the Company's common stock under its stock repurchase plan.


ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses at March 31, 2000 increased by $261,000 from the level at December 31, 1999, primarily due to $250,000 in provision for loan losses recorded during the first three months of 2000. The calculation of the adequacy of the allowance for loan losses is based on a variety of factors, including growth in the Company's loan portfolio, the adequacy of collateral securing the loans in the loan portfolio, current delinquency trends, historical loan loss experience, regional real estate economic conditions, and overall economic trends impacting the Company's real estate lending portfolio. Commercial real estate serves as collateral for virtually all of the Company's loan portfolio. The allowance for loan losses as a percentage of loans stood at 1.77% at March 31, 2000, compared to 1.76% at December 31, 1999.

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

         The following table sets forth certain information with respect to the Company's allowance for loan losses for the periods indicated (dollars in thousands):



                                                                                          THREE MONTHS      TWELVE MONTHS
                                                                                             ENDED              ENDED
                                                                                           MARCH 31,         DECEMBER 31,
                                                                                              2000               1999
                                                                                        -----------------  -----------------
Balance at beginning of period                                                                   $ 6,450            $ 5,024
Commercial real estate:
     Provision for loan losses                                                                       250              1,677
     Charge-offs                                                                                       -               (287)
     Recoveries                                                                                       11                 36
                                                                                        -----------------  -----------------
Balance at end of period                                                                         $ 6,711            $ 6,450
                                                                                        =================  =================


                              NON-PERFORMING ASSETS


         The following table sets forth non-accrual loans, OREO and restructured loans as of the dates indicated (dollars in thousands):



                                                                                              MARCH 31,       DECEMBER 31,
                                                                                                 2000             1999
                                                                                            ---------------  ---------------
Non-accrual loans                                                                                      $ -            $ 210
OREO                                                                                                     -                -
                                                                                            ---------------  ---------------
Total non-performing assets                                                                            $ -            $ 210
                                                                                            ---------------  ---------------
Total non-performing assets to total assets                                                          0.00%            0.03%
                                                                                            ---------------  ---------------
Restructured loans                                                                                     $ -              $ -
                                                                                            ===============  ===============

         During the three months ended March 31, 2000, the non-accrual loan of $210,000 at December 31, 1999 was transferred to OREO and sold for a gain of $115,000.

                                    LIQUIDITY

         The Company's primary sources of funds are deposits, borrowings, and payments of principal and interest on loans and investment securities. While maturities and scheduled principal amortization on loans are a reasonably predictable source of funds, deposit flows and mortgage loan prepayments are greatly influenced by the level of interest rates, economic conditions, and competition. As a measure of protection against these uncertainties, the Company maintains borrowing relationships with several brokers, whereby the Company is able to borrow funds that are secured by pledging specific amounts of certain U.S. government sponsored agency securities. The Company is generally able to borrow up to 98% of the market value of these securities. As of March 31, 2000, the market values of U.S. government sponsored agency securities that were available for collateral purposes totaled $122.5 million.

         The Bank also has a medium-term borrowing facility with the State of California Treasurer's Office under which the Bank can borrow an amount not to exceed its total shareholder's equity. Borrowing maturity dates under this program cannot exceed one year. As of March 31, 2000, the Bank's total shareholder's equity was $38.4 million and the Bank's outstanding borrowings from the State of California totaled $25.0 million.

                                    DIVIDENDS

         As a Delaware corporation, Pacific Crest may pay common dividends out of surplus or, if there is no surplus, from net profits for the current and preceding fiscal year. The Parent, on an unconsolidated basis, had approximately $3.2 million in cash and investments less current liabilities and short-term debt at March 31, 2000. These funds are necessary to pay future operating expenses of the Parent, service all outstanding debt, including the $17.25 million junior subordinated debentures payable to PCC Capital, and fund possible future capital infusions into the Bank. Without dividends from the Bank, the Parent must rely solely on existing cash, investments, and the ability to secure borrowings.

         The Bank's ability to pay dividends to the Parent is restricted by California state law, which requires that sufficient retained earnings are available to pay the dividend. The Bank declared and paid dividends to the Parent in the amount of $400,000 for the first quarter of 2000. At March 31, 2000, the Bank had retained earnings of $15.0 million that may be available for dividend payments. The Bank anticipates that it will continue to declare and pay quarterly dividends to the Parent.

                                CAPITAL RESOURCES

         The Company's objective is to maintain a level of capital that will support sustained asset growth and anticipated credit risks and will ensure that regulatory guidelines and industry standards are met. Pacific Crest and the Bank are subject to certain minimum capital adequacy and minimum well capitalized category guidelines adopted by the Federal Reserve and the FDIC. These guidelines relate primarily to the leverage ratio, the Tier 1 risk-based capital ratio, and the total risk-based capital ratio. At March 31, 2000, Pacific Crest and the Bank were in compliance with all such capital requirements.

The following table sets forth the regulatory capital ratios of Pacific Crest and the Bank as of the dates indicated:


                                                                                                TIER 1           TOTAL
                                                                                              RISK-BASED       RISK-BASED
                                                                              LEVERAGE         CAPITAL          CAPITAL
ACTUAL                                                                         RATIO            RATIO            RATIO
---------                                                                   --------------  ---------------  ---------------

      Pacific Crest Capital, Inc.
         March 31, 2000                                                             6.86%            9.94%           12.72%
         December 31, 1999                                                          6.89%           10.18%           13.02%

      Pacific Crest Bank
         March 31, 2000                                                             7.33%           10.51%           11.76%
         December 31, 1999                                                          7.19%           10.38%           11.64%

REQUIREMENTS
----------------
      Minimun Well Capitalized                                                      5.00%            6.00%           10.00%
      Minimum Capital Adequacy                                                      4.00%            4.00%            8.00%



ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risk is interest rate risk. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time to maximize income. Management realizes certain risks are inherent and that the goal is to identify and minimize the risks. The Company's exposure to market risk is reviewed on a regular basis by the Asset/Liability committee. Tools used by management include an interest rate shock analysis and, to a lesser extent, the standard GAP report, which measures the estimated difference between the amount of interest-earning assets and interest-bearing liabilities anticipated to mature or reprice during future periods, based on certain assumptions. The Company has no market risk sensitive instruments held for trading purposes and is not currently engaged in transactions involving derivative financial instruments. Management believes that the Company's market risk is reasonable at this time.

         The table below provides information about the Company's balance sheet non-derivative financial instruments at March 31, 2000 that are sensitive to changes in interest rates. For all financial instruments, the table presents the outstanding principal balance and the weighted average interest yield/rate of the instruments by either the date that the instrument can be repriced, for variable rate financial instruments, or the expected maturity date, for fixed rate financial instruments (dollars in thousands):



                                                        EXPECTED MATURITY DATE OR REPRICING DATE
                                       ------------------------------------------------------------------------------
                                                        OVER         OVER         OVER                              ESTIMATED
                                         WITHIN       3 TO 12       1 TO 3       3 TO 5         OVER                  FAIR
  AT MARCH 31, 2000                     3 MONTHS       MONTHS       YEARS         YEARS       5 YEARS     TOTAL       VALUE
                                       --------      --------     --------       -------     --------    --------    -------
INTEREST-SENSITIVE ASSETS:
  Securities purchased under resale
     agreements (1)                    $    100      $      -     $      -       $     -     $      -    $    100    $    100
     average yield (variable rate)         6.00%            -            -             -            -        6.00%

  U.S. government sponsored
     agency callable bonds
     available for sale (2)                   -             -       50,044        24,585      158,137     232,766     232,766
     average yield (fixed rate)               -             -         5.65%         6.86%        6.68%       6.48%

  U.S. government sponsored
     agency mortgage-backed
     securities available for sale (2)        -             -            -             -        3,825       3,825       3,825
     average yield (fixed rate)               -             -            -             -        7.10%        7.10%

  Corporate debt securities
     available for sale (2)               3,886             -            -             -            -       3,886       3,886
     average yield (variable rate)         7.89%            -            -             -            -        7.89%

  Loans, gross (3)                      126,424        36,008       79,192        70,426       66,985     379,035     383,583
     average yield                        10.30%        10.44%        8.54%         8.52%        8.41%       9.28%
                                       --------      --------     --------       -------     --------    --------    -------
  Total interest-sensitive assets      $130,410      $ 36,008     $129,236       $95,011     $228,947    $619,612    $624,160
                                       ========      ========     ========       =======     ========    ========    ========
INTEREST-SENSITIVE LIABILITIES:
  Savings accounts (1)                 $176,478      $      -     $      -       $     -     $      -    $176,478    $176,478
     average rates (variable rate)        5.30%             -            -             -            -        5.30%

  Certificates of deposit (4)            53,501       141,017       67,622        17,673          758     280,571     279,169
     average rates (fixed rate)           5.26%          5.88%        5.86%         6.08%        6.33%       5.77%

  Money market checking accounts (1)     16,589             -            -             -            -      16,589      16,589
     average rates (variable rate)        4.23%             -            -             -            -        4.23%

  Securities sold under
     repurchase agreements (1)           51,100             -            -             -            -      51,100      51,100
     average rates (variable rate)        6.40%             -            -             -            -        6.40%

  Borrowings from State of
     California (5)                      10,000        15,000            -             -            -      25,000      24,947
     average rate (fixed rate)            5.50%          5.70%           -             -            -        5.63%

  Term borrowings (5)                         -        30,000            -             -            -      30,000      29,911
     average rates (fixed rate)               -          5.82%           -             -            -        5.82%

  Trust preferred securities (2)              -             -            -             -       17,250      17,250      13,380
     average rates (fixed rate)               -             -            -             -         9.38%       9.38%
                                       --------      --------     --------       -------     --------    --------    -------
  Total interest-sensitive liabilities $307,668      $186,017     $ 67,622       $17,673     $ 18,008    $596,988    $591,574
                                       ========      ========     ========       =======     ========    ========    ========

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

(5) Fair values of borrowings from the State of California and term borrowings are estimated using discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Part II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  27.1 Financial Data Schedule

         (b)      REPORTS ON FORM 8-K

                  The Company filed no reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES



         Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           PACIFIC CREST CAPITAL, INC.



Date:  May 15, 2000                           /s/GARY WEHRLE
      --------------          ------------------------------------------------
                                                Gary Wehrle
                                   President and Chief Executive Officer



Date:  May 15, 2000                            /s/ROBERT J. DENNEN
      --------------          ------------------------------------------------
                                              Robert J. Dennen
                                Senior Vice President, Chief Financial Officer
                                              Corporate Secretary