Form 10-Q
period 2000-06-30
PACIFIC CREST CAPITAL INC
filed 2000-08-14
CIK 912048

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares outstanding of issuer's $ .01 par value common stock as of August 3, 2000, was 2,511,780.

          9.375% Cumulative Trust Preferred Securities of PCC Capital I

          Guarantee of Pacific Crest Capital, Inc. with respect to the 9.375% Cumulative Trust Preferred Securities of PCC Capital I

                           PACIFIC CREST CAPITAL, INC.

                             JUNE 30, 2000 FORM 10-Q

                                TABLE OF CONTENTS


                                                                                                  PAGE NO.
PART I. FINANCIAL INFORMATION

         Item 1. Consolidated Financial Statements

                  Consolidated Balance Sheets
                   June 30, 2000 and December 31, 1999..................................            1

                  Consolidated Statements of Income
                   Three and Six Months Ended June 30, 2000 and 1999....................            2

                  Consolidated Statements of Shareholders' Equity
                   Six Months Ended June 30, 2000 and 1999..............................            3

                  Consolidated Statements of Cash Flows
                   Six Months Ended June 30, 2000 and 1999..............................            4

                  Notes to Consolidated Financial Statements............................            5

                  Selected Quarterly Financial Data.....................................            9

                  Selected Quarterly Balance Sheet Data.................................           10

         Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.............................................           11
                         General........................................................           11
                         Results of Operations..........................................           13
                         Financial Condition............................................           26
                         Non-Performing Assets..........................................           28
                         Liquidity......................................................           28
                         Dividends......................................................           29
                         Capital Resources..............................................           29

         Item 3. Quantitative and Qualitative Disclosures About Market Risk.............           30


PART II.  OTHER INFORMATION

         Item 1. Legal Proceedings......................................................           33

         Item 2. Changes in Securities..................................................           33

         Item 3. Defaults Upon Senior Securities........................................           33

         Item 4. Submission of Matters to a Vote of Security Holders....................           33

         Item 5. Other Information......................................................           33

         Item 6. Exhibits and Reports on Form 8-K.......................................           33


                        PACIFIC CREST CAPITAL, INC.
                        CONSOLIDATED BALANCE SHEETS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                JUNE 30,       DECEMBER 31,
                                                                                                  2000             1999
                                                                                            --------------   ----------------
                              ASSETS                                                         (Unaudited)       (Audited)

Cash                                                                                        $       2,527    $       1,282
Securities purchased under resale agreements                                                        4,025            3,501
                                                                                            --------------   ----------------
        Cash and cash equivalents                                                                   6,552            4,783
                                                                                            --------------   ----------------
Investment securities available for sale, at market                                               240,866          240,760
Loans:
        Commercial real estate loans                                                              371,033          357,312
        SBA loans held for investment                                                               4,585            3,690
        SBA loans held for sale, at lower of cost or market                                         6,386            3,269
        Other loans                                                                                 2,732            2,062
                                                                                            --------------   ----------------
                Gross loans                                                                       384,736          366,333
        Less: deferred loan fees                                                                     (431)            (381)
        Less: allowance for loan losses                                                            (7,082)          (6,450)
                                                                                            --------------   ----------------
                Net loans                                                                         377,223          359,502
                                                                                            --------------   ----------------
Accrued interest receivable                                                                         6,735            6,604
Prepaid expenses and other assets                                                                   1,596            2,154
Deferred income taxes, net                                                                          9,735            8,600
Other real estate owned                                                                                 -                -
Premises and equipment                                                                              1,036              857
                                                                                            --------------   ----------------
        Total assets                                                                        $     643,743    $     623,260
                                                                                            ==============   ================

               LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
        Deposits:
                Savings accounts                                                            $     163,310    $     196,368
                Certificates of deposit                                                           329,096          269,233
                Money market checking accounts                                                     15,206           18,783
                                                                                            --------------   ----------------
                        Total deposits                                                            507,612          484,384
                                                                                            --------------   ----------------

        Borrowings:
                Securities sold under repurchase agreements                                        21,000           30,500
                Borrowings from State of California                                                33,000           20,000
                Term borrowings                                                                    30,000           40,000
                Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures
                ("Trust preferred securities")                                                     17,250           17,250
                                                                                            --------------   ----------------
                        Total borrowings                                                          101,250          107,750
                                                                                            --------------   ----------------
                        Total interest-bearing liabilities                                        608,862          592,134
        Accrued interest payable and other liabilities                                              8,009            5,577
                                                                                            --------------   ----------------
                Total liabilities                                                                 616,871          597,711
                                                                                            ==============   ================

SHAREHOLDERS' EQUITY
        Common stock, $.01 par value (10,000,000 shares authorized, 2,986,530
             shares issued at June 30, 2000 and December 31, 1999)                                     30               30
        Additional paid-in capital                                                                 27,816           27,885
        Retained earnings                                                                          12,248            9,978
        Accumulated other comprehensive loss                                                       (6,254)          (6,355)
        Common stock in treasury, at cost (475,762 shares at
                June 30, 2000 and 384,806 shares at December 31, 1999)                            ( 6,968)          (5,989)
                                                                                            --------------   ----------------
                        Total shareholders' equity                                                 26,872           25,549
                                                                                            ==============   ================
                        Total liabilities and shareholders' equity                          $     643,743    $     623,260
                                                                                            ==============   ================

Book value per common share                                                                 $       10.70    $        9.82


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                  PACIFIC CREST CAPITAL, INC.
               CONSOLIDATED STATEMENTS OF INCOME
                          (UNAUDITED)
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                             JUNE 30,                        JUNE 30,
                                                                    ---------------------------      -----------------------
                                                                       2000             1999            2000          1999
                                                                    -----------     -----------      -----------  ----------
INTEREST INCOME:
        Loans                                                       $   9,063       $    8,209       $ 17,807     $  15,714
        Securities purchased under resale agreements                       27              128             30           339
        Investment securities available for sale                        4,107            3,472          8,217         8,205
                                                                    -----------     -----------      -----------  ----------
                        Total interest income                          13,197           11,809         26,054        24,258
                                                                    -----------     -----------      -----------  ----------

INTEREST EXPENSE:
        Deposits:
                Savings accounts                                        2,111            3,001          4,307         6,108
                Certificates of deposit                                 4,493            2,416          8,422         4,846
                Money market checking accounts                            167              249            360           506
                                                                    -----------     -----------      -----------  ----------
                        Total interest expense on deposits              6,771            5,666         13,089        11,460
                                                                    -----------     -----------      -----------  ----------
        Borrowings:
                Securities sold under repurchase agreements               655              120          1,296           474
                Borrowings from State of California                       474                -            791             -
                Term borrowings                                           441              856            893         1,950
                Trust preferred securities                                404              404            808           809
                                                                    -----------     -----------      -----------  ----------
                       Total interest expense on borrowings             1,974            1,380          3,788         3,233
                                                                    -----------     -----------      -----------  ----------
                       Total interest expense                           8,745            7,046         16,877        14,693
                                                                    -----------     -----------      -----------  ----------
                       Net interest income                              4,452            4,763          9,177         9,565
Provision for loan losses                                                 125              395            375         1,055
                                                                    -----------     -----------      -----------  ----------
                Net interest income after provision for
                   loan losses                                          4,327            4,368          8,802         8,510
                                                                    -----------     -----------      -----------  ----------
NON-INTEREST INCOME:
        Loan prepayment and late fee income                                49              269            151           368
        Gain on sale of investment securities                               -               71              -           586
        Gain on sale of SBA loans                                           -               79              -           175
        Gain on sale of other real estate owned                             -               25            115            25
        Other income                                                      125              215            281           476
                                                                    -----------     -----------      -----------  ----------
                Total non-interest income                                 174              659            547         1,630
                                                                    -----------     -----------      -----------  ----------
NON-INTEREST EXPENSE:
        Salaries and employee benefits                                  1,414            1,734          2,912         3,474
        Net occupancy expenses                                            360              430            746           872
        Communication and data processing                                 222              223            442           435
        Advertising and promotion                                          51              215            119           407
        FDIC insurance premiums                                            26               14             52            26
        Credit and collection expenses                                      -               26              2            36
        Other real estate owned expenses                                  (6)               17            (4)            35
        Valuation adjustments to other real estate owned                    -                -              -            43
        Other expenses                                                    275              362            579           629
                                                                    -----------     -----------      -----------  ----------
                Total non-interest expense                              2,342            3,021          4,848         5,957
                                                                    -----------     -----------      -----------  ----------
Income before income taxes                                              2,159            2,006          4,501         4,183
Income tax provision                                                      901              799          1,877         1,648
                                                                    -----------     -----------      -----------  ----------
                Net income                                          $   1,258       $    1,207       $  2,624     $   2,535
                                                                    ===========     ===========      ===========  ==========

EARNINGS PER COMMON SHARE:
        Basic                                                       $    0.50       $     0.45       $   1.03     $    0.94
        Diluted                                                     $    0.48       $     0.43       $   1.00     $    0.90


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           PACIFIC CREST CAPITAL, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                        (DOLLARS AND SHARES IN THOUSANDS)



                                                                        COMMON STOCK
                                              COMMON STOCK               IN TREASURY             ADDITIONAL
                                         -----------------------   -------------------------
                                           SHARES       AMOUNT        SHARES         AMOUNT    PAID-IN CAPITAL
                                         ----------   ----------   -----------    ----------   ----------------

Balances at December 31, 1998 .........      2,986    $     30          (296)     $ (4,705)    $      28,057
Comprehensive income (loss):
    Net income ........................         --          --            --            --                --
    Unrealized loss on investment
        securities available for sale,
        net of tax ....................         --          --            --            --                --
             Total comprehensive loss .
Issuances of common stock in treasury:
       Employee stock purchase plan ...         --          --             4            66               (12)
       Non-employee directors'
             stock purchase plan ......         --          --             2            27                --
       Employee stock option plan .....         --          --            17           263              (159)
Purchase of common stock in treasury ..         --          --           (57)         (833)               --
Cash dividends paid ($0.11 per share) .         --          --            --            --                --
                                         ----------   ----------   -----------    ----------   ----------------
Balances at June 30, 1999 .............      2,986    $     30          (330)     $ (5,182)    $      27,886
                                         ==========   ==========   ===========    ==========   ================

Balances at December 31, 1999 .........      2,986    $     30          (385)     $ (5,989)    $      27,885
Comprehensive income:
    Net income ........................       --            --            --            --                --
    Unrealized gain on investment
        securities available for sale,
        net of tax ....................       --            --            --            --                --
             Total comprehensive income
Issuances of common stock in treasury:
       Employee stock purchase plan ...       --            --             4            55               (14)
       Non-employee directors'
             stock purchase plan ......       --            --             2            32                (7)
       Employee stock option plan .....       --            --             5            83               (48)
Purchase of common stock in treasury ..       --            --          (102)       (1,149)               --
Cash dividends paid ($0.14 per share)..       --            --            --            --                --
                                         ----------   ----------   -----------    ----------   ----------------
Balances at June 30, 2000 .............      2,986    $     30          (476)     $ (6,968)    $      27,816
                                         ==========   ==========   ===========    ==========   ================



                                                           ACCUMULATED
                                                              OTHER              TOTAL
                                          RETAINED        COMPREHENSIVE      SHAREHOLDERS'
                                          EARNINGS          INCOME (LOSS)       EQUITY
                                         ---------------  ----------------   --------------
Balances at December 31, 1998 .........  $   5,559        $    1,199         $    30,140
Comprehensive income (loss):
    Net income ........................      2,535                --               2,535
    Unrealized loss on investment
        securities available for sale,
        net of tax ....................         --            (5,085)             (5,085)
                                                                             --------------
             Total comprehensive loss .                                           (2,550)
Issuances of common stock in treasury:
       Employee stock purchase plan ...         --                --                  54
       Non-employee directors'
             stock purchase plan ......         --                --                  27
       Employee stock option plan .....         --                --                 104
Purchase of common stock in treasury ..         --                --                (833)
Cash dividends paid ($0.11 per share) .       (294)               --                (294)
                                         ---------------  ----------------   --------------
Balances at June 30, 1999 .............  $   7,800        $   (3,886)        $    26,648

Balances at December 31, 1999 .........  $   9,978        $   (6,355)        $    25,549
Comprehensive income:
    Net income ........................      2,624                --               2,624
    Unrealized gain on investment
        securities available for sale,
        net of tax ....................         --               101                 101
                                                                             --------------
             Total comprehensive income                                            2,725
Issuances of common stock in treasury:
       Employee stock purchase plan ...         --                --                  41
       Non-employee directors'
             stock purchase plan ......         --                --                  25
       Employee stock option plan .....         --                --                  35
Purchase of common stock in treasury ..         --                --              (1,149)
Cash dividends paid ($0.14 per share)..       (354)               --                (354)
                                         ---------------  ----------------   --------------
Balances at June 30, 2000 .............   $ 12,248        $   (6,254)        $    26,872
                                         ===============  ================   ==============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           PACIFIC CREST CAPITAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                   --------------------------
                                                                                       2000          1999
                                                                                   -----------    -----------
OPERATING ACTIVITIES:
        Net income                                                                 $     2,624    $     2,535
        Adjustments to reconcile net income
             to net cash provided by operating activities:
                Provision for loan losses                                                  375          1,055
                Gain on sale of investment securities                                     --             (586)
                Gain on sale of SBA loans                                                 --             (175)
                Gain on sale of other real estate owned                                   (115)           (25)
                Valuation adjustments to other real estate owned                          --               43
                Depreciation and amortization of premises and equipment                    165            155
                Accretion of deferred loan fees                                           (152)          (137)
                Accretion of discount on investment securities                             (14)           (26)
                Deferred income tax (benefit) expense                                   (1,208)           434
                Changes in operating assets and liabilities:
                        Accrued interest receivable                                       (131)         2,752
                        Prepaid expenses and other assets                                  558             17
                        Accrued interest payable and other liabilities                   2,432            477
                                                                                   -----------    -----------
                                Net cash provided by operating activities                4,534          6,519
                                                                                   ===========    ===========
INVESTING ACTIVITIES:
        Purchases of investment securities
                available for sale                                                        --          (54,360)
        Proceeds from sales and calls of investment securities
                available for sale                                                        --          158,335
        Principal payments on investment securities                                         82              7
        Loan originations                                                              (40,822)       (88,858)
        Purchases of loans                                                                --           (9,017)
        Proceeds from sales of SBA loans                                                  --            3,368
        Principal payments on loans                                                     22,918         26,013
        Proceeds from sales of other real estate owned                                      75            563
        Purchases of premises and equipment, net                                          (344)          (266)
                                                                                   -----------    -----------
                Net cash (used in) provided by investing activities                    (18,091)        35,785
                                                                                   ===========    ===========
FINANCING ACTIVITIES:
        Net decrease in savings accounts                                               (33,058)       (27,578)
        Net increase in certificates of deposit                                         59,863         20,725
        Net decrease in money market checking accounts                                  (3,577)        (1,954)
        Net decrease in securities sold under repurchase agreements                     (9,500)       (25,279)
        Net increase in borrowings from State of California                             13,000           --
        Net decrease in term borrowings                                                (10,000)       (24,450)
        Purchase of common stock in treasury, at cost                                   (1,149)          (833)
        Cash dividends paid                                                               (354)          (294)
        Proceeds from exercise of stock options                                             35            104
        Proceeds from employees and directors stock purchase plans                          66             81
                                                                                   -----------    -----------
                Net cash provided by (used in) financing activities                     15,326        (59,478)
                                                                                   ===========    ===========
Net increase (decrease) in cash and cash equivalents                                     1,769        (17,174)
Cash and cash equivalents at beginning of period                                         4,783         25,640
                                                                                   -----------    -----------
Cash and cash equivalents at end of period                                         $     6,552    $     8,466
                                                                                   ===========    ===========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           PACIFIC CREST CAPITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

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

     In the opinion of management, all adjustments have been included, including normal recurring adjustments necessary to present fairly the financial position of the Company and the results of its operations for the interim period ended June 30, 2000. Certain reclassifications have been made to prior year amounts to conform to the 2000 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in the Company's December 31, 1999 Annual Report on Form 10-K.


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

                                                                          GROSS UNREALIZED                           WEIGHTED
                                                        AMORTIZED     ---------------------------     ESTIMATED       AVERAGE
JUNE 30, 2000                                              COST           GAINS          LOSSES       FAIR VALUE       YIELD
----------------------                                 ------------   ------------   ------------    ------------   ------------
Investment securities available for sale:
    U.S. government sponsored agency securities:
        Callable bonds                                 $    243,633   $         --   $    (10,399)   $    233,234           6.46%

        Mortgage-backed securities                            3,914             --           (136)          3,778           7.09%

    Corporate debt securities                                 4,102             --           (248)          3,854           8.46%
                                                       ------------   ------------   ------------    ------------   ------------
            Total investment securities                $    251,649   $         --   $    (10,783)   $    240,866           6.51%
                                                       ------------   ------------   ------------    ------------   ------------

DECEMBER 31, 1999
-----------------
Investment securities available for sale:
    U.S. government sponsored agency securities:
        Callable bonds                                 $    243,626   $         --   $    (10,555)   $    233,071           6.50%
        Mortgage-backed securities                            3,996             --           (140)          3,856           7.09%
    Corporate debt securities                                 4,094              2           (263)          3,833           7.69%
                                                       ------------   ------------   ------------    ------------   ------------
            Total investment securities                $    251,716   $          2   $    (10,958)   $    240,760           6.53%
                                                       ------------   ------------   ------------    ------------   ------------


     U.S. government sponsored agency securities with market values totaling $103.7 million and $98.7 million were pledged to secure borrowings aggregating $84.0 million and $90.5 million at June 30, 2000 and December 31, 1999, respectively.

                           PACIFIC CREST CAPITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

     The Company's investment securities portfolio at June 30, 2000 consisted of fixed rate investments in U.S. government sponsored agency callable bonds and mortgage-backed securities issued by Fannie Mae, Freddie Mac, the Federal Home Loan Bank and the Government National Mortgage Association, as well as variable rate investments in investment grade corporate debt securities. The callable bonds have call features that allow the issuer to retire (call) an individual security prior to that security's stated maturity date. As of June 30 2000, the Company's callable bond portfolio had call dates ranging between one month and 13 months. The following table reflects the scheduled maturities in Company's investment securities portfolio at June 30, 2000 (dollars in thousands):

                                                                            WEIGHTED
                                             AMORTIZED     ESTIMATED        AVERAGE
                                               COST        FAIR VALUE        YIELD
                                           ------------   ------------   ------------
Due in one to five years                   $     81,360   $     79,740           6.07%
Due in six to ten years                         142,273        134,869           6.66%
Due over ten years                               28,016         26,257           6.95%
                                           ------------   ------------   ------------
        Total investment securities        $    251,649   $    240,866           6.51%
                                           ------------   ------------   ------------

NOTE 3. BORROWINGS FROM STATE OF CALIFORNIA

     The Bank has a fixed rate borrowing facility with the State of California Treasurer's Office under which the Bank can borrow an amount not to exceed its unconsolidated total shareholder's equity. Borrowing maturity dates under this program cannot exceed one year. The State of California requires collateral with a market value equal to at least 110% of the outstanding borrowing amount. The Bank has pledged specific amounts of certain U.S. government sponsored agency securities to meet this collateral requirement. As of June 30, 2000, the Bank's unconsolidated total shareholder's equity was $39.6 million, and the Bank's outstanding borrowings from the State of California totaled $33.0 million.

     The table below describes the attributes of the Bank's borrowings from the State of California as of the dates indicated (dollars in thousands):


                                                                JUNE 30, 2000
                                                ---------------------------------------------
           BORROWING DATE                          AMOUNT               RATE    MATURITY DATE
---------------------------------------         ------------         ---------  -------------
October 1999                                    $      5,000           5.39%     October 2000
November 1999                                          5,000           5.74%    December 2000
December 1999                                          5,000           5.98%    December 2000
April 2000                                             5,000           5.87%      July 2000
April 2000                                             8,000           5.91%      July 2000
June 2000                                              5,000           5.79%     August 2000
                                                ------------         ---------
       Total State of California borrowings     $     33,000           5.79%
                                                ============         =========


                                                               DECEMBER 31, 1999
                                                ---------------------------------------------
           BORROWING DATE                          AMOUNT               RATE    MATURITY DATE
---------------------------------------         ------------         ---------  -------------
October 1999                                    $      5,000           5.18%     April 2000
October 1999                                           5,000           5.39%    October 2000
November 1999                                          5,000           5.74%    December 2000
December 1999                                          5,000           5.98%    December 2000
                                                ------------         ---------
       Total State of California borrowings     $     20,000           5.57%
                                                ============         =========

                          PACIFIC CREST CAPITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                                  (UNAUDITED)

NOTE 4.  TERM BORROWINGS

     The Company had fixed rate, long-term borrowings through one broker at June 30, 2000 and December 31, 1999. These borrowings have call features that allow the lender to call the debt prior to the stated maturity date. This debt is secured by pledging specific amounts of certain U.S. government sponsored agency securities.

     The tables below reflect the attributes of the Company's term borrowings as of the dates indicated (dollars in thousands):


                                                                                  JUNE 30, 2000
                                                         ------------------------------------------------------------------
                                                                                                              MATURITY
       BORROWING TYPE                                      AMOUNT             RATE        CALL DATE             DATE
 -----------------------------                           ----------        ---------   ----------------    ----------------
 Three-year borrowing                                      $ 20,000           5.75%     September 2000      September 2002
 Three-year borrowing                                        10,000           5.95%      October 2000        October 2002
                                                         ----------        ---------
       Total term  borrowings                              $ 30,000           5.82%
                                                         ==========        =========


                                                                                 DECEMBER 31, 1999
                                                         ------------------------------------------------------------------
                                                                                                               MATURITY
       BORROWING TYPE                                     AMOUNT           RATE            CALL DATE             DATE
 -----------------------------                           ----------        ---------   ----------------    ----------------
 Five-year borrowing                                       $ 10,000           5.48%      January 2000        January 2003
 Three-year borrowing                                        20,000           5.75%     September 2000      September 2002
 Three-year borrowing                                        10,000           5.95%      October 2000        October 2002
                                                         ----------        ---------
       Total term borrowings                               $ 40,000           5.73%
                                                         ==========        =========

NOTE 5.  COMPUTATION OF BOOK VALUE PER COMMON SHARE

     Book value per common share was calculated by dividing total shareholders' equity by the number of common shares issued less common shares held in treasury. The tables below present the computation of book value per common share as of the dates indicated (dollars in thousands, except per share data):


                                                   JUNE 30,         DECEMBER 31,
                                                     2000               1999
                                                 -----------        -----------
Total shareholders' equity                       $    26,872        $    25,549
                                                 -----------        -----------
Common shares issued                               2,986,530          2,986,530
Less:  common shares held
     in treasury                                    (475,762)          (384,806)
                                                 -----------        -----------
Common shares outstanding                          2,510,768          2,601,724
                                                 ===========        ===========
Book value per common share                      $     10.70        $      9.82
                                                 -----------        -----------

                          PACIFIC CREST CAPITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                                  (UNAUDITED)


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

     The tables below present the basic and diluted earnings per common share computations for the periods indicated (dollars and shares in thousands, except per share data):


                                                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                         JUNE 30,                          JUNE 30,
                                                                --------------------------        -------------------------
                                                                   2000             1999             2000            1999
                                                                ---------        ---------        ---------       ---------
Net income                                                      $   1,258        $   1,207        $   2,624       $   2,535
                                                                =========        =========        =========       =========
Basic weighted average common
     shares outstanding                                             2,510            2,669            2,538           2,680
Dilutive effect of stock options                                       95              117               87             120
                                                                ---------        ---------        ---------       ---------
Diluted weighted average common
     shares outstanding                                             2,605            2,786            2,625           2,800
                                                                =========        =========        =========       =========
Earnings per common share:
        Basic                                                   $    0.50        $    0.45        $    1.03       $    0.94
        Diluted                                                 $    0.48        $    0.43        $    1.00       $    0.90
                                                                ---------        ---------        ---------       ---------


NOTE 7.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     For purposes of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, cash and cash equivalents include "Cash" and "Securities purchased under resale agreements." Supplemental disclosure of cash flow information is as follows for the periods indicated (in thousands):


                                                                                                    SIX MONTHS ENDED
                                                                                                        JUNE 30,
                                                                                             -------------------------------
                                                                                                 2000             1999
                                                                                             --------------   --------------
Cash paid during the period for:
        Interest                                                                                 $  16,958        $  15,048
        Income taxes                                                                             $   2,900        $   1,900

Non-cash investing and financing activities:
        Transfers from loans to other real estate owned                                           $    210          $     -
        Loans to facilitate the sale of other real estate owned                                   $    250         $    225

                                         SELECTED QUARTERLY FINANCIAL DATA

         The following table sets forth certain selected financial data concerning the Company as of the dates or for the periods indicated (dollars in thousands, except per share data):


                                                                        AT OR FOR THE THREE MONTHS ENDED

                                                      ----------------------------------------------------------------------
                                                                                                  SEPTEMBER
                                                        JUNE 30,      MARCH 31,   DECEMBER 31,       30,         JUNE 30,
                                                          2000          2000          1999           1999          1999
                                                      ------------------------------------------ ------------- -------------
AVERAGE BALANCES:

        Average loans                                     $ 383,876     $ 371,258     $ 364,959     $ 360,404     $ 345,237
        Average investment securities(1)                    251,690       251,716       249,127       236,968       214,029
        Average interest-earning assets                     637,277       623,202       615,366       602,034       570,292
        Average total assets                                637,926       622,416       617,669       605,856       576,889
        Average deposits                                    483,775       477,648       487,964       490,966       456,156
        Average borrowings                                  120,255       111,952        95,775        79,514        86,041
        Average shareholders' equity                         24,975        24,725        26,984        29,057        28,730
        Average realized shareholders' equity (2)            32,273        31,738        31,465        30,807        29,947

LOAN VOLUME:
        Loan originations                                 $  17,005     $  23,817     $  15,666     $  27,129     $  36,016
        Loan sales - SBA                                          -             -         1,838             -         1,655

PERFORMANCE RATIOS:
        Return on average (realized) shareholders'
          equity (3)                                          15.59%        17.22%        16.26%        16.11%        16.12%
        Return on average total assets (3)                     0.79%         0.88%         0.83%         0.82%         0.84%
        Net interest rate spread (4)                           2.51%         2.75%         2.80%         2.92%         3.10%
        Net interest margin (4)                                2.81%         3.05%         3.07%         3.19%         3.35%
        Operating expense to average total assets (5)          1.47%         1.61%         1.77%         1.84%         2.06%
        Efficiency ratio (6)                                  50.76%        50.21%        54.13%        52.58%        55.91%

ASSET QUALITY RATIOS:

        Total non-performing assets to total assets            0.18%            -          0.03%         0.04%            -
        Allowance for loan losses to total loans               1.84%         1.77%         1.76%         1.71%         1.71%
        Allowance for loan losses to non-accrual loans       597.64%            -       3071.43%      2660.43%            -

CAPITAL RATIOS - PACIFIC CREST CAPITAL, INC.:
        Leverage ratio                                         6.85%         6.86%         6.89%        N/A            N/A
        Tier 1 risk-based capital ratio                       10.17%         9.94%        10.18%        N/A            N/A
        Total risk-based capital ratio                        12.85%        12.72%        13.02%        N/A            N/A

CAPITAL RATIOS - PACIFIC CREST BANK:
        Leverage ratio                                         7.21%         7.33%         7.19%         7.20%         7.36%
        Tier 1 risk-based capital ratio                       10.61%        10.51%        10.38%        10.31%        10.35%
        Total risk-based capital ratio                        11.87%        11.76%        11.64%        11.56%        11.60%

PER SHARE DATA:

        Dividends declared per common share                $   0.07      $   0.07      $   0.07      $   0.06      $   0.06
        Basic earnings per common share                        0.50          0.53          0.49          0.47          0.45
        Diluted earnings per common share                      0.48          0.52          0.47          0.45          0.43
        Book value per common share                           10.70         10.17          9.82         10.33         10.03
        Realized shareholders' equity per common share (2)    13.19         12.77         12.26         11.90         11.50
------------------------------------------------------



(1) Average balances of investment securities are presented on a historical amortized cost basis, not at market value.
(2) Calculation excludes accumulated other comprehensive loss from shareholders' equity.
(3)  Calculation is based upon annualized net income.
(4)  Defined under "Results of Operations - Net Interest Income."
(5) Operating expense is defined as total non-interest expense less valuation adjustments to OREO, other OREO expenses and credit and collection expenses. Calculation is based on annualized operating expense.
(6) Efficiency ratio is defined as operating expense divided by the sum of net interest income, loan prepayment and late fee income, gain on sale of SBA loans and other income.

                      SELECTED QUARTERLY BALANCE SHEET DATA

         The following table sets forth certain selected balance sheet data concerning the Company as of the dates indicated (dollars in thousands):



                                                      JUNE 30,      MARCH 31,    DECEMBER 31,   SEPTEMBER 30,    JUNE 30,
                                                        2000           2000          1999           1999           1999
                                                    -------------- ------------- -------------- -------------- --------------
INTEREST-EARNING ASSETS:
     Loans, net of deferred loan fees                   $ 384,305     $ 378,564     $  365,952     $  364,626     $  357,538
     Securities purchased under resale agreements           4,025           100          3,501            765            557
     Investment securities - at amortized cost:
          U.S. agency callable bonds                      243,633       243,633        243,626        243,619        214,157
          U.S. agency mortgage-backed securities            3,914         3,983          3,996          1,600          1,605
          Corporate debt securities                         4,102         4,098          4,094          1,863              -
                                                    -------------- ------------- -------------- -------------- --------------
              Total investment securities                 251,649       251,714        251,716        247,082        215,762
                                                    -------------- ------------- -------------- -------------- --------------
     Total interest-earning assets                      $ 639,979     $ 630,378     $  621,169     $  612,473     $  573,857
                                                    ============== ============= ============== ============== ==============
INTEREST-BEARING LIABILITIES:
     Deposits:
          Savings accounts                              $ 163,310     $ 176,478     $  196,368     $  226,999     $  248,433
          Money market checking accounts                   15,206        16,589         18,783         20,435         21,895
                                                    -------------- ------------- -------------- -------------- --------------
               Total savings/money market checking        178,516       193,067        215,151        247,434        270,328
          Certificates of deposit                         329,096       280,572        269,233        247,749        203,704
                                                    -------------- ------------- -------------- -------------- --------------

               Total deposits                             507,612       473,639        484,384        495,183        474,032
                                                    -------------- ------------- -------------- -------------- --------------

     Borrowings:
          Securities sold under repurchase agreements      21,000        51,100         30,500         20,500          5,500
          Borrowings from State of California              33,000        25,000         20,000              -              -
          Term borrowings                                  30,000        30,000         40,000         50,000         55,000
          Trust preferred securities                       17,250        17,250         17,250         17,250         17,250
                                                    -------------- ------------- -------------- -------------- --------------
               Total borrowings                           101,250       123,350        107,750         87,750         77,750
                                                    -------------- ------------- -------------- -------------- --------------
     Total interest-bearing liabilities                 $ 608,862     $ 596,989     $  592,134     $  582,933     $  551,782
                                                    ============== ============= ============== ============== ==============

SHAREHOLDERS' EQUITY:
     Common stock and additional paid-in capital        $  27,846     $  27,861      $  27,915      $  27,915      $  27,916
     Beginning retained earnings                            9,978         9,978          5,559          5,559          5,559
     Current year earnings                                  2,624         1,366          5,055          3,776          2,535
     Current year dividends                                  (354)         (179)          (636)          (453)          (294)
     Common stock in treasury, at cost                     (6,968)       (7,005)        (5,989)        (5,169)        (5,182)
                                                    -------------- ------------- -------------- -------------- --------------

          Total realized shareholders' equity              33,126        32,021         31,904         31,628         30,534
     Accumulated other comprehensive loss                  (6,254)       (6,517)        (6,355)        (4,181)        (3,886)
                                                    -------------- ------------- -------------- -------------- --------------
          Total shareholders' equity                    $  26,872     $  25,504      $  25,549      $  27,447      $  26,648
                                                    ============== ============= ============== ============== ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of the major factors that influenced the consolidated results of operations and financial condition of the Company for the period ended June 30, 2000. This analysis should be read in conjunction with the Company's December 31, 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission and with the unaudited financial statements and notes as set forth in this report.

                                     GENERAL

FORWARD-LOOKING INFORMATION

     Certain matters discussed under this caption may constitute forward-looking statements under Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because the business of the Company involves inherent risks and uncertainties. Risks and uncertainties include possible future deteriorating economic conditions in the Company's areas of operation; interest rate risk associated with volatile interest rates and related asset/liability matching risks; liquidity risks; risk of significant non-earning assets and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risk of available for sale securities declining significantly in value as interest rates rise; and regulatory risks associated with the variety of current and future regulations to which the Company is subject. Risk factors are also discussed in detail in the Company's December 31, 1999 Annual Report on Form 10-K.

EARNINGS PERFORMANCE

     Net income was $1.3 million (or $0.48 per common share on a diluted basis) for the three months ended June 30, 2000, compared to $1.2 million (or $0.43 per common share on a diluted basis) for the corresponding period in 1999. Pre-tax income was $2.2 million compared to $2.0 million for the three months ended June 30, 2000 and 1999, respectively. The increase in pre-tax income was primarily due to decreases of $679,000 and $270,000 in non-interest expense and provision for loan losses, respectively, partially offset by decreases of $485,000 and $311,000 in non-interest income and net interest income, respectively.

     Net income was $2.6 million (or $1.00 per common share on a diluted basis) for the six months ended June 30, 2000, compared to $2.5 million (or $0.90 per common share on a diluted basis) for the corresponding period in 1999. Pre-tax income was $4.5 million compared to $4.2 million for the six months ended June 30, 2000 and 1999, respectively. The increase in pre-tax income was primarily due to decreases of $1.1 million and $680,000 in non-interest expense and provision for loan losses, respectively, partially offset by decreases of $1.1 million and $388,000 in non-interest income and net interest income, respectively.

     Annualized return on average shareholders' equity was 15.59% and 16.40% for the three and six months ended June 30, 2000, respectively, compared to 16.12% and 17.15% for the same periods in 1999. Annualized return on average total assets was 0.79% and 0.83% for the three and six months ended June 30, 2000, respectively, compared to 0.84% for the same periods in 1999.

CAPITAL

     As of June 30, 2000, Pacific Crest's leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 6.85%, 10.17%, and 12.85%, respectively. The Bank's leverage ratio, tier 1 risk-based capital ratio and total risk-based capital ratio were 7.21%, 10.61% and 11.87%, respectively. These ratios placed Pacific Crest and the Bank in the "well-capitalized" category as defined by federal regulations, which require corresponding capital ratios of 5%, 6% and 10%, respectively, to qualify for that designation.

DIVIDENDS

     On July 28, 2000, the Company announced that the Board of Directors had declared a $0.07 per common share cash dividend for the third quarter of 2000. The dividends will be paid to shareholders of record at the close of business on September 1, 2000 and is payable on September 15, 2000.

     On May 15, 2000, the Company announced that the Board of Directors had declared a $0.07 per common share cash dividend for the second quarter of 2000. The dividend was payable to shareholders of record at the close of business on June 1, 2000 and was paid on June 15, 2000. The total amount of these dividends was approximately $175,000. During the first quarter of 2000, the Company declared and paid $0.07 per common share cash dividends, which totaled $179,000.

STOCK REPURCHASE PLAN

     As of June 30, 2000, the Company had 39,000 remaining shares authorized for repurchase under its common stock repurchase program. During the six months ended June 30, 2000, the Company repurchased 102,000 shares of its common stock for a total cost of approximately $1,149,000, which resulted in an average cost per share of $11.27. During the same period, the Company utilized repurchased shares for all of its common stock issuances under the Company's employee stock purchase plan, non-employee directors stock purchase plan, and employee stock option plan, which totaled 11,044 shares.

SALE OF INTEREST RATE CAP AGREEMENT

     On February 8, 2000, the Company sold its interest rate cap agreement for $2.5 million and recognized a deferred gain of $1.8 million. The interest rate cap agreement had originally been purchased on June 8, 1998, for a premium of $925,000. The deferred gain will be amortized as a credit to "Interest expense - deposits" over the remaining life of the original interest rate cap agreement, which had a maturity date of June 8, 2003. During the six months ended June 30, 2000, the amount of deferred gain amortization totaled $216,000, which resulted in a reduction in interest expense on deposits. Conversely, during the six months ended June 30, 1999, the amount of premium amortization totaled $92,000, which resulted in an increase in interest expense on deposits. As of June 30, 2000, the remaining deferred gain resulting from the sale of the interest rate cap totaled $1.6 million and will be amortized as follows: $276,000 for the second six months of 2000, $554,000 for 2001, $554,000 for 2002, and $242,000
for 2003.

SBA LENDING

     In April 2000, the Federal Small Business Administration ("SBA") awarded the Company "Preferred Lender Status" for the Los Angeles SBA district, which covers Los Angeles, Ventura, and Santa Barbara counties. Preferred Lender status is the highest designation granted lenders by the SBA. In October 1999, the SBA awarded the Company Preferred Lender status for the San Diego SBA district, which covers San Diego and Imperial counties.

     In June 2000, the Company hired one Senior Vice President and three Vice Presidents in San Diego in order to significantly expand the Company's SBA lending capabilities in Southern California. All four officers have a minimum of five years experience in the SBA industry and together have a combined 24 years of experience in the industry.

RESULTS OF OPERATIONS

NET INTEREST INCOME

     THREE MONTHS ENDED JUNE 30, 2000 VS. THREE MONTHS ENDED JUNE 30, 1999

     The following table presents the Company's consolidated average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest yields/rates for the periods presented. All average balances are daily average balances (dollars in thousands):



                                                                        THREE MONTHS ENDED JUNE 30,
                                                 ---------------------------------------------------------------------------
                                                                 2000                                  1999
                                                 ------------------------------------- -------------------------------------
                                                               INTEREST     AVERAGE                  INTEREST     AVERAGE
                                                   AVERAGE      INCOME/     YIELD/       AVERAGE      INCOME/     YIELD/
                                                   BALANCE      EXPENSE      RATE        BALANCE      EXPENSE      RATE
                                                 ------------ ----------- ----------- ------------ ------------  -----------
INTEREST-EARNING ASSETS:
        Loans (1)                                   $383,876     $  9,063       9.50%     $345,237     $  8,209       9.54%
        Securities purchased under resale
          agreements                                   1,711           27       6.35%       11,026          128       4.66%
        Investment securities available
          for sale (2):
           U.S. government sponsored agency
             securities:
                Callable bonds                       243,635        3,948       6.48%      212,422        3,447       6.49%
                Mortgage-backed securities             3,955           70       7.08%        1,607           25       6.22%
           Corporate debt securities                   4,100           89       8.68%            -            -          -
                                                 ------------ ----------- ----------- ------------ ------------  -----------
                        Total investment
                          securities                 251,690        4,107       6.53%      214,029        3,472       6.49%
                                                 ------------ ----------- ----------- ------------ ------------  -----------
                        Total  interest-earning
                          assets                     637,277       13,197       8.33%      570,292       11,809       8.31%
                                                              ------------ ----------              ------------  -----------
Non-interest-earning assets                            7,485                                12,521
Less: allowance for loan losses                       (6,836)                               (5,924)
                                                 ------------                         ------------
        Total assets                                $637,926                              $576,889
                                                 ============                         ============
INTEREST-BEARING LIABILITIES:
        Savings accounts                            $167,413     $  2,111       5.07%     $251,830     $  3,001       4.78%
        Certificates of deposit                      300,523        4,493       6.01%      181,520        2,416       5.34%
        Money market checking accounts                15,839          167       4.24%       22,806          249       4.38%
                                                 ------------ ----------- ----------- ------------ ------------  -----------
                Total deposits                       483,775        6,771       5.63%      456,156        5,666       4.98%
                                                 ------------ ------------------------ ------------ ------------------------
        Securities sold under repurchase
          agreements                                  40,533          655       6.50%       10,043          120       4.79%
        Borrowings from State of California           32,472          474       5.77%            -            -           -
        Term borrowings                               30,000          441       5.82%       58,748          856       5.76%
        Trust preferred securities                    17,250          404       9.37%       17,250          404       9.37%
                                                 ------------ ----------- ----------- ------------ ------------  -----------
                Total borrowings                     120,255        1,974       6.54%       86,041        1,380       6.37%
                                                 ------------ ----------- ----------- ------------ ------------  -----------
                Total interest-bearing
                  liabilities                        604,030        8,745       5.82%      542,197        7,046       5.21%
                                                              ----------- -----------              ------------  -----------

Non-interest-bearing liabilities                       8,921                                 5,962
Shareholders' equity                                  24,975                                28,730
                                                 ------------                         ------------
        Total liabilities and shareholders'
          equity                                    $637,926                              $576,889
                                                 ============                         ============
Net interest-earning assets                         $ 33,247                              $ 28,095
                                                 ============                         ============
Net interest income                                              $  4,452                              $  4,763
                                                              ===========                           ============
Net interest rate spread (3)                                                    2.51%                                 3.10%
                                                                          ===========                            ===========
Net interest margin (4)                                                         2.81%                                 3.35%
                                                                          ===========                            ===========
Average interest-earning assets to
    average interest-bearing liabilities               105.5%                                105.2%
------------------------------------------------ ============                         ============

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

     The following table sets forth the composition of average interest-earning assets and average interest-bearing liabilities by category and by the percentage of each category to the total for the periods indicated, including the change in average balance and yield/rate between these respective periods (dollars in thousands):



                                                                      THREE MONTHS ENDED JUNE 30,
                                 --------------------------------------------------------------------------------------------
                                              2000                           1999                         NET CHANGE
                                 ------------------------------ -------------------------------------------------------------
                                                %     AVERAGE                  %      AVERAGE                  %     AVERAGE
                                  AVERAGE      OF      YIELD/     AVERAGE      OF     YIELD/     AVERAGE      OF     YIELD/
                                  BALANCE     TOTAL     RATE      BALANCE    TOTAL     RATE      BALANCE     TOTAL    RATE
                                 ----------- -------- --------- ----------- -------- --------- ----------- -------- --------
INTEREST-EARNING ASSETS:
   Loans                           $383,876    60.2%     9.50%     $345,237    60.6%     9.54%    $ 38,639    -0.4%   -0.04%
   Securities purchased under
     resale agreements                1,711     0.3%     6.35%       11,026     1.9%     4.66%     (9,315)    -1.6%    1.69%
   Investment securities
     available for sale:
     U.S. government sponsored
       agency securities:
        Callable bonds              243,635    38.2%     6.48%      212,422    37.2%     6.49%      31,213     1.0%   -0.01%
        Mortgage-backed
          securities                  3,955     0.6%     7.08%        1,607     0.3%     6.22%       2,348     0.3%    0.86%
     Corporate debt securities        4,100     0.7%     8.68%            -     0.0%         -       4,100     0.7%    8.68%
                                 ----------- --------           ----------- --------           ----------- --------
     Total investment securities    251,690    39.5%     6.53%      214,029    37.5%     6.49%      37,661     2.0%    0.04%
                                 ----------- --------           ----------- --------           ----------- --------
     Total interest-earning
       assets                      $637,277   100.0%     8.33%     $570,292   100.0%     8.31%    $ 66,985             0.02%
                                 =========== ========           =========== ========           ===========

INTEREST-BEARING LIABILITIES:
   Savings accounts                $167,413    27.7%     5.07%     $251,830    46.4%     4.78%    $(84,417)  -18.7%    0.29%
   Certificates of deposit          300,523    49.8%     6.01%      181,520    33.5%     5.34%     119,003    16.3%    0.67%
   Money market
     checking accounts               15,839     2.6%     4.24%       22,806     4.2%     4.38%      (6,967)   -1.6%   -0.14%
                                 ----------- --------           ----------- --------           ----------- --------
     Total deposits                 483,775    80.1%     5.63%      456,156    84.1%     4.98%      27,619    -4.0%    0.65%
                                 ----------- --------           ----------- --------           ----------- --------
   Securities sold under
    repurchase agreements            40,533     6.7%     6.50%       10,043     1.9%     4.79%      30,490     4.8%    1.71%
   Borrowings from State
    of California                    32,472     5.4%     5.77%            -        -         -      32,472     5.4%    5.77%
   Term borrowings                   30,000     5.0%     5.82%       58,748    10.8%     5.76%     (28,748)   -5.8%    0.06%
   Trust preferred securities        17,250     2.8%     9.37%       17,250     3.2%     9.37%           -    -0.3%    0.00%
                                 ----------- --------           ----------- --------           ----------- --------
     Total borrowings               120,255    19.9%     6.54%       86,041    15.9%     6.37%      34,214     4.0%    0.17%
                                 ----------- --------           ----------- --------           ----------- --------
     Total interest-bearing
       liabilities                 $604,030   100.0%     5.82%     $542,197   100.0%     5.21%    $ 61,833             0.61%
                                 =========== ========           =========== ========           =========== ========

Net interest-earning assets        $ 33,247                        $ 28,095                       $  5,152
Net interest rate spread                                 2.51%                           3.10%                        -0.59%
Net interest margin                                      2.81%                           3.35%                        -0.54%


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

                                                                               THREE MONTHS ENDED
                                                                                    JUNE 30,
                                                                                 2000 VS. 1999
                                                               --------------------------------------------
                                                                         INCREASE (DECREASE) DUE TO
                                                               --------------------------------------------
                                                                  VOLUME           RATE            TOTAL
                                                               ------------    ------------    ------------
INTEREST INCOME:
        Loans                                                  $        889    $        (35)   $        854
        Securities purchased under resale
            agreements                                                 (135)             34            (101)
        Investment securities available for sale:
           U.S. government sponsored agency securities:
                Callable bonds                                          506              (5)            501
                Mortgage-backed securities                               41               4              45
           Corporate debt securities                                     89              --              89
                                                               ------------    ------------    ------------
                        Total investment securities                     636              (1)            635
                                                               ------------    ------------    ------------
                        Total interest income                  $      1,390    $         (2)   $      1,388
                                                               ------------    ------------    ------------
INTEREST EXPENSE:
        Savings accounts                                       $     (1,061)   $        171    $       (890)
        Certificates of deposit                                       1,743             334           2,077
        Money market checking accounts                                  (74)             (8)            (82)
                                                               ------------    ------------    ------------
                Total deposits                                          608             497           1,105
                                                               ------------    ------------    ------------
        Securities sold under repurchase
             agreements                                                 479              56             535
        Borrowings from State of California                             474              --             474
        Term borrowings                                                (424)              9            (415)
        Trust preferred securities                                       --              --              --
                                                               ------------    ------------    ------------
                Total borrowings                                        529              65             594
                                                               ------------    ------------    ------------
                Total interest expense                         $      1,137    $        562    $      1,699
                                                               ------------    ------------    ------------
Net interest income                                            $        253    $       (564)   $       (311)
                                                               ============    ============    ============

     NET INTEREST INCOME

     Net interest income decreased by $311,000, to $4.5 million, during the three months ended June 30, 2000 compared to the same period in 1999. This decrease was comprised of a $564,000 decrease attributable to changes in interest rates, partially offset by a $253,000 increase attributable to changes in volume. This was primarily due to the reduction in the net interest rate spread of 59 basis points, to 2.51%, partially offset by the increase in the Company's net interest-earning assets of $5.2 million, to $33.2 million, during the second quarter of 2000 compared to the same period in 1999.

     The reduction in the net interest rate spread was principally due to an increase of 61 basis points, to 5.82%, in the rate paid on average total interest-bearing liabilities, partially offset by an increase of 2 basis points, to 8.33%, in the yield on average total interest-earning assets. The rate paid on average total interest-bearing liabilities increased primarily due to the rise in interest rates, which started during the second half of 1999. The yield earned on average total interest-earning assets increased principally due to an increase of 4 basis points, to 6.53%, in the yield earned on investment securities. The growth in net interest-earning assets was primarily due to an increase of $67.0 million, to $637.3 million, in average total interest-earning assets, partially offset by an increase of $61.8 million, to $604.0 million, in average total interest-bearing liabilities.

     TOTAL INTEREST INCOME

     Total interest income increased by $1.4 million, to $13.2 million, during the three months ended June 30, 2000 compared to the same period in 1999. This was primarily due to the growth in average total interest-earning assets, which contributed $1.4 million to interest income, partially offset by the reduction in yield earned on these assets during 2000 compared to 1999, which reduced interest income by $2,000.

     The growth in average total interest-earning assets of $67.0 million during the second quarter of 2000 compared to the same period in 1999, was principally due to an increase in average loans of $38.6 million, to $383.9 million, and an increase in average investment securities of $37.7 million, to $251.7 million, partially offset by a decrease of $9.3 million, to $1.7 million, in average securities purchased under resale agreements. The growth in loans and investment securities was funded by deposits and borrowings, as well as through liquidation of securities purchased under resale agreements.

     The $37.7 million increase in average investment securities was primarily due to the purchase in the beginning of the third quarter of 1999 of $34.5 million of fixed rate, U.S. government sponsored agency callable bonds with a weighted average coupon of 7.10%. The purchase of these securities was funded by an increase in deposits. Contributing to the $37.7 million increase in average investment securities were the purchases in the fourth quarter of 1999 of $2.5 million of fixed rate, Fannie Mae mortgage-backed securities with a weighted average coupon of 7.50%, and $4.1 million of variable rate, corporate debt securities with a weighted average coupon of 7.36%.

     The yield on average total interest-earning assets increased by 2 basis points, to 8.33%, during the three months ended June 30, 2000 compared to the same period in 1999, primarily due to the above-mentioned increase of 4 basis points, to 6.53%, in the yield on investment securities. The yield on average loans, however, declined by 4 basis points, to 9.50%, primarily because the loans that the Company originated during the 12 months ended June 30, 2000 had lower overall yields than the loans that paid off during that period.

     Partially offsetting the above factors for the decline in the yield on average loans was the increase of 75 basis points, to 5.50%, in the federal funds rate by the Board of Governors of the Federal Reserve System (the "Federal Reserve"), which took place during the second half of 1999, the increase of 50 basis points, to 6.00%, which took place during the first quarter of 2000, and the additional increase of 50 basis points to 6.50%, which took place during the second quarter of 2000. The impact of these increases in the federal funds rate caused upward repricing on the Company's variable rate loans, especially those tied to the prime rate. The federal funds rate is the rate at which banks lend to each other in the overnight market. Increases in the federal funds rate generally result in increases of the prime rates offered by major banks, including Bank of America.

     The increase in the yield on average investment securities of 4 basis points during the three months ended June 30, 2000 compared to the same period last year, was primarily due to the above mentioned purchases in the fourth quarter of 1999 of higher yielding corporate debt securities and mortgage-backed securities.

     TOTAL INTEREST EXPENSE

     Total interest expense increased by $1.7 million, to $8.7 million, during the three months ended June 30, 2000 compared to the same period in 1999. This was due to the growth in average interest-bearing liabilities and to the increase in the interest rate paid on these liabilities, which contributed $1.1 million and $562,000, respectively, to interest expense.

     The growth in average total interest-bearing liabilities of $61.8 million during the second quarter of 2000 compared to the same period in 1999, was primarily due to an increase in average deposits of $27.6 million, to $483.8 million, and an increase in average borrowings of $34.2 million, to $120.3 million. The growth in average deposits and even greater increase in average borrowings resulted in a shift in the mix of average total interest-bearing liabilities to higher rate borrowings from lower rate deposits. The percentage of average borrowings to average total interest-bearing liabilities increased to 19.9% during the second quarter of 2000 from 15.9% during the same period last year.

     The increase in average deposits of $27.6 million during the second quarter of 2000 compared to the second quarter of 1999, was principally due to an increase in average certificates of deposit of $119.0 million, partially offset by decreases of $84.4 million and $7.0 million in average savings accounts and average money market checking accounts, respectively.

     Deposits increased $21.2 million from $474.0 million at June 30, 1999 to $495.2 million at September 30, 1999, then declined steadily for two quarters back down to $473.6 million at March 31, 2000, and finally increased $34.0 million to

$507.6 million at June 30, 2000. During this twelve month period, certificate of deposit balances constantly increased, while savings/money market checking account balances constantly decreased.

     The increases in deposits during the quarters ended September 30, 1999 and June 30, 2000 were primarily attributable to the Company's significant increases in certificate of deposit rates in the middle of June 1999 and later in 2000 at the end of April and beginning of May, and to the addition of $16.8 million in brokered deposits during the second quarter of 2000. Thus, the growth in certificates of deposit outpaced the runoff in savings/money market checking accounts during these two quarters. The $21.2 million increase in deposits during the third quarter of 1999, which took place at the beginning of the quarter, was used to fund the purchase of investment securities, as previously discussed. The $34.0 million increase in deposits during the second quarter of 2000 was used to pay down securities sold under repurchase agreements and to fund loans.

     The changes in the average balances of the Company's deposit products during the three months ended June 30, 2000 compared to the same period in 1999, were primarily attributable to the Company's deposit strategy in 1999, which, for the most part, continued through June 30, 2000. When short-term interest rates started rising in the middle of 1999, the Company pursued a strategy of limiting interest rate increases on its liquid savings and money market checking accounts, while paying higher market interest rates on its term, certificates of deposit. This strategy was intended to better control total interest costs during a rising interest rate environment as well as to better match fixed rate liabilities with fixed rate assets. As a result, the balances of higher rate certificates of deposit increased, while the balances of lower rate savings accounts and money market accounts decreased, thus changing the mix of deposits. The percentage of average certificates of deposit to average total deposits increased to 62.1% during the second quarter of 2000 from 39.8% during the second quarter of 1999. In February 2000, and later, in May 2000, the Company raised the rates on its savings accounts in response to the increase in market interest rates. The Company continued to raise the rates on its certificates of deposit during the first six months of 2000, although much more significantly in the second quarter than the first quarter.

     The increase in average borrowings of $34.2 million during the second quarter of 2000 compared to the second quarter of 1999, was principally due to increases of $32.4 million and $30.5 million in average borrowings from the State of California and average securities sold under repurchase agreements, respectively, partially offset by a reduction in average term borrowings of $28.7 million.

     Securities sold under repurchase agreements increased $15.0 million from $5.0 million at June 30, 1999 to $20.5 million at September 30, 1999, then grew $30.6 million during the next two quarters to $51.1 million at March 31, 2000, and finally declined $30.0 million to $21.0 million at June 30, 2000. The $15.0 million increase during the third quarter of 1999, which took place at the end of the quarter, was used to fund loans and pay down term borrowings. The $30.6 million increase during the fourth quarter of 1999 and first quarter of 2000 was used principally to cover the deposits runoff previously discussed, and to fund loans. The $30.0 million decrease during the second quarter of 2000 was paid down with new deposits.

     Borrowings from the State of California, which started during the fourth quarter of 1999, increased $5.0 million from $20.0 million at December 31, 1999 to $25.0 million at March 31, 2000, and then increased $8.0 million to $33.0 million at June 30, 2000. The Company used the $25.0 million borrowed during the fourth quarter of 1999 and first quarter of 2000 to pay off certain term borrowings, which were called by the lender, and used the $8.0 million borrowed during the second quarter of 2000 to pay down securities sold under repurchase agreements.

     Term borrowings decreased steadily from $55.0 million at June 30, 1999 to $30.0 million at June 30, 2000 due to this debt being called by the lender.

     The increase in the rate on average total interest-bearing liabilities of 61 basis points during the three months ended June 30, 2000 compared to the same period in 1999, was principally due to the following factors:

-    The rate on average deposits increased 65 basis points, to 5.63%.

-    The rate on average borrowings increased 17 basis points, to 6.54%.

- The mix of average deposits shifted to higher rate certificates of deposit from lower rate savings/money market checking accounts.

- The mix of average total interest-bearing liabilities shifted to higher rate borrowings from lower rate deposits.

     The increase in the rate on average deposits of 65 basis points during the second quarter of 2000 compared to the same period last year, was primarily due to the following factors:

- The Company started raising the interest rates on its two-to five-year certificates of deposit beginning in the second quarter of 1999, as mentioned above, and continued through the second quarter of 2000.

- In February 2000, and later, in May 2000, the Company raised the rates on its savings accounts, which had not been increased during 1999.

- The mix of average deposits shifted to higher rate certificates of deposit from lower rate savings/money market accounts.

     The increase in the rate on average borrowings of 17 basis points during the three months ended June 30, 2000 compared to the same period in 1999, was primarily due to the following factors:

- Interest rates started to rise in the second half of 1999 and continued to rise through the second quarter of 2000 due to the increases in the federal funds rate by the Federal Reserve, as described above. This served to raise the rates on the Company's available borrowing facilities, especially short-term borrowings. The rate on average securities sold under agreements to repurchase increased by 171 basis points, to 6.50%, during the three months ended June 30, 2000 compared to the same period in 1999.

- In April 1999, a $24.5 million term borrowing matured, bearing interest at a lower rate of 5.64%. The Company paid this debt with proceeds from the liquidation of its securities.

- During the first quarter of 2000, a $10.0 million callable term borrowing, bearing interest at a lower rate of 5.48%, was called by the lender and was partially replaced by a $5.0 million State of California borrowing, bearing interest at a higher rate of 5.83% and maturing in June 2000. Upon maturity, this $5.0 million State of California borrowing was replaced by a $5.0 million State of California borrowing bearing interest at 5.79% and maturing in August 2000.

- During the second quarter of 2000, a $5.0 million State of California borrowing, bearing interest at a lower rate of 5.18%, matured and was replaced by a $5.0 million State of California borrowing, bearing interest at a higher rate of 5.87% and maturing in July 2000.

Partially offsetting the increase in the rate on average borrowings were the following factors:

- In the fourth quarter of 1999, $20.0 million of higher rate 5.71% callable term borrowings were called by the lender and replaced by the Company with $20.0 million of lower rate 5.57% State of California borrowings.

- During the second quarter of 2000, $8.0 million of higher rate 6.85% securities sold under repurchase agreements were replaced by a $8.0 million State of California borrowing, bearing interest at a lower rate of 5.91% and maturing in July 2000.

NET INTEREST INCOME

   SIX MONTHS ENDED JUNE 30, 2000 VS. SIX MONTHS ENDED JUNE 30, 1999

     The following table presents the Company's consolidated average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest yields/rates for the periods presented. All average balances are daily average balances (dollars in thousands):


                                                                         SIX MONTHS ENDED JUNE 30,
                                                 ---------------------------------------------------------------------------
                                                                 2000                                 1999
                                                 ------------------------------------- -------------------------------------
                                                               INTEREST     AVERAGE                  INTEREST     AVERAGE
                                                   AVERAGE      INCOME/     YIELD/       AVERAGE      INCOME/     YIELD/
                                                   BALANCE      EXPENSE      RATE        BALANCE      EXPENSE      RATE
                                                 ------------ ------------ ----------- ------------ ----------- ------------
INTEREST-EARNING ASSETS:
        Loans (1)                                $   377,567  $    17,807       9.48%  $   330,450  $    15,714       9.59%
        Securities purchased under resale
          agreements                                     969           30       6.23%       13,723          339       4.98%
        Investment securities available for
          sale (2):
           U.S. government sponsored agency
             securities:
                Callable bonds                       243,632        7,902       6.49%      242,162        8,001       6.61%
                Mortgage-backed securities             3,973          140       7.05%        1,609           51       6.34%
           Corporate debt securities                   4,098          175       8.54%        4,931          153       6.21%
                                                 ------------ ------------ ----------- ------------ ----------- ------------
                        Total investment
                          securities                 251,703        8,217       6.53%      248,702        8,205       6.60%
                                                 ------------ ------------ ----------- ------------ ----------- ------------
                        Total interest-earning
                          assets                     630,239       26,054       8.31%      592,875       24,258       8.25%
                                                              ------------ -----------              ----------- ------------
Non-interest-earning assets                            6,654                                14,098
Less: allowance for loan losses                       (6,722)                               (5,621)
                                                 ------------                          ------------
        Total assets                             $   630,171                           $   601,352
                                                 ============                          ============
INTEREST-BEARING LIABILITIES:
        Savings accounts                         $   175,003  $     4,307       4.95%  $   257,995  $     6,108       4.77%
        Certificates of deposit                      288,724        8,422       5.87%      180,666        4,846       5.41%
        Money market checking accounts                16,985          360       4.26%       23,270          506       4.38%
                                                 ------------ ------------ ----------- ------------ ----------- ------------
                Total deposits                       480,712       13,089       5.48%      461,931       11,460       5.00%
                                                 ------------ ------------ ----------- ------------ ----------- ------------
        Securities sold under repurchase
          agreements                                  41,107        1,296       6.34%       18,110          474       5.28%
        Borrowings from State of California           27,417          791       5.71%            -            -           -
        Term borrowings                               30,330          893       5.82%       68,191        1,950       5.69%
        Trust preferred securities                    17,250          808       9.37%       17,250          809       9.38%
                                                 ------------ ------------ ----------- ------------ ----------- ------------
                Total borrowings                     116,104        3,788       6.51%      103,551        3,233       6.23%
                                                 ------------ ------------ ----------- ------------ ----------- ------------
                Total interest-bearing
                  liabilities                        596,816       16,877       5.69%      565,482       14,693       5.24%
                                                              ------------ -----------              ----------- ------------

Non-interest-bearing liabilities                       8,505                                 6,502
Shareholders' equity                                  24,850                                29,368
                                                 ------------                          ------------
        Total liabilities and shareholders'
          equity                                 $   630,171                           $   601,352
                                                 ============                          ============
Net interest-earning assets                      $    33,423                           $    27,393
                                                 ============                          =============
Net interest income                                              $  9,177                              $  9,565
                                                              ============                          ===========
Net interest rate spread                                                        2.62%                                 3.01%
                                                                          ============                          ============
Net interest margin                                                             2.93%                                 3.25%
                                                                          ============                          ============
Average interest-earning assets to
    average interest-bearing liabilities              105.6%                                104.8%
                                                 ============                          =============


-----------------------------------------
(1) Average balances of loans are calculated net of deferred loan fees, but include non-accrual loans which have a zero yield.

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

     The following table sets forth the composition of average interest-earning assets and average interest-bearing liabilities by category and by the percentage of each category to the total for the periods indicated, including the change in average balance and yield/rate between these respective periods (dollars in thousands):


                                                                  SIX MONTHS ENDED JUNE 30,
                                 -------------------------------------------------------------------------------------------
                                              2000                           1999                        NET CHANGE
                                 ------------------------------ ------------------------------ -----------------------------
                                                %     AVERAGE                 %      AVERAGE                  %     AVERAGE
                                  AVERAGE      OF      YIELD/    AVERAGE      OF     YIELD/     AVERAGE      OF     YIELD/
                                  BALANCE     TOTAL     RATE     BALANCE    TOTAL     RATE      BALANCE     TOTAL    RATE
                                 ----------- -------- --------- ---------- -------- ---------- ----------- -------- --------
INTEREST-EARNING ASSETS:
   Loans                         $  377,567    59.9%     9.48%  $  330,450    55.7%     9.59%  $   47,117     4.2%   -0.11%
   Securities purchased under
     resale agreements                  969     0.1%     6.23%      13,723     2.3%     4.98%     (12,754)   -2.3%    1.25%
   Investment securities
     available for sale:
     U.S. government sponsored
       agency securities:
        Callable bonds              243,632    38.7%     6.49%     242,162    40.9%     6.61%       1,470    -2.2%   -0.12%
        Mortgage-backed
          securities                  3,973     0.6%     7.05%       1,609     0.3%     6.34%       2,364     0.3%    0.71%
     Corporate debt securities        4,098     0.7%     8.54%       4,931     0.8%     6.21%        (833)   -0.1%    2.33%
                                 ----------- --------           ---------- ---------           ----------- --------
     Total investment securities    251,703    40.0%     6.53%     248,702    42.0%     6.60%       3,001    -2.0%   -0.07%
                                 ----------- --------           ---------- ---------           ----------- --------
     Total interest-earning
       assets                    $  630,239   100.0%     8.31%  $  592,875   100.0%     8.25%  $   37,364             0.06%
                                 =========== ========           ========== =========           ===========

INTEREST-BEARING LIABILITIES:
   Savings accounts              $  175,003    29.3%     4.95%  $  257,995    45.6%     4.77%  $  (82,992)  -16.3%    0.18%
   Certificates of deposit          288,724    48.4%     5.87%     180,666    32.0%     5.41%     108,058    16.4%    0.46%
   Money market
     checking accounts               16,985     2.8%     4.26%      23,270     4.1%     4.38%      (6,285)   -1.3%   -0.12%
                                 ----------- --------           ---------- ---------           ----------- --------
     Total deposits                 480,712    80.5%     5.48%     461,931    81.7%     5.00%      18,781    -1.2%    0.48%
                                 ----------- --------           ---------- ---------           ----------- --------
   Securities sold under
    repurchase agreements            41,107     6.9%     6.34%      18,110     3.2%     5.28%      22,997     3.7%    1.06%
   Borrowings from State
    of California                    27,417     4.6%     5.71%           -        -         -      27,417     4.6%    5.71%
   Term borrowings                   30,330     5.1%     5.82%      68,191    12.1%     5.69%     (37,861)   -7.0%    0.13%
   Trust preferred securities        17,250     2.9%     9.37%      17,250     3.0%     9.38%           -    -0.1%   -0.01%
                                 ----------- --------           ---------- ---------           ----------- --------
     Total borrowings               116,104    19.5%     6.51%     103,551    18.3%     6.23%      12,553     1.2%    0.28%
                                 ----------- --------           ---------- ---------           ----------- --------
     Total interest-bearing
       liabilities               $  596,816   100.0%     5.69%  $  565,482   100.0%     5.24%  $   31,334             0.45%
                                 =========== ========           ========== =========           ===========

Net interest-earning assets      $   33,423                     $   27,393                     $    6,030
Net interest rate spread                                 2.62%                          3.01%                        -0.39%
Net interest margin                                      2.93%                          3.25%                        -0.32%


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



                                                                                                SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                                  2000 VS. 1999
                                                                                      --------------------------------------
                                                                                           INCREASE (DECREASE) DUE TO
                                                                                      --------------------------------------
                                                                                         VOLUME       RATE         TOTAL
                                                                                      ------------ ------------ ------------
INTEREST INCOME:
        Loans                                                                             $  2,272    $  (179)     $  2,093
        Securities purchased under resale
            agreements                                                                        (378)         69         (309)
        Investment securities available for
          sale:
           U.S. government sponsored agency securities:
                Callable bonds                                                                  48        (147)         (99)
                Mortgage-backed securities                                                      83           6           89
           Corporate debt securities                                                           (29)         51           22
                                                                                      ------------ ------------ ------------
                        Total investment securities                                            102         (90)          12
                                                                                      ------------ ------------ ------------
                        Total interest income                                             $  1,996    $   (200)    $  1,796
                                                                                      ------------ ------------ ------------
INTEREST EXPENSE:
        Savings accounts                                                                  $ (2,025)    $   224     $ (1,801)
        Certificates of deposit                                                              3,131         445        3,576
        Money market checking accounts                                                        (133)        (13)        (146)
                                                                                      ------------ ------------ ------------
                Total deposits                                                                 973         656        1,629
                                                                                      ------------ ------------ ------------
        Securities sold under repurchase
             agreements                                                                        710         112          822
        Borrowings from State of California                                                    791           -          791
        Term borrowings                                                                     (1,100)         43       (1,057)
        Trust preferred securities                                                               -          (1)          (1)
                                                                                      ------------ ------------ ------------
                Total borrowings                                                               401         154          555
                                                                                      ------------ ------------ ------------
                Total interest expense                                                    $  1,374    $    810     $  2,184
                                                                                      ------------ ------------ ------------
Net interest income                                                                       $    622    $ (1,010)    $   (388)
                                                                                      ============ ============ ============


     NET INTEREST INCOME

     Net interest income decreased by $388,000, to $9.2 million, during the six months ended June 30, 2000 compared to the same period in 1999. This decrease was comprised of a $1.0 million decrease attributable to changes in interest rates, partially offset by a $622,000 increase attributable to changes in volume. This was primarily due to the reduction in the net interest rate spread of 39 basis points, to 2.62%, partially offset by the increase in the Company's net interest-earning assets of $6.0 million, to $33.4 million, during the six months ended June 30, 2000 compared to the same period in 1999.

     The reduction in the net interest rate spread was principally due to an increase of 45 basis points, to 5.69%, in the rate paid on average total interest-bearing liabilities, partially offset by an increase of 6 basis points, to 8.31%, in the yield on average total interest-earning assets. The rate paid on average total interest-bearing liabilities increased primarily due to the rise in interest rates, which started during the second half of 1999. The yield earned on average total interest-earning assets increased, despite lower yields earned on loans and investment securities in 2000 compared to 1999, principally due to a shift in the mix of average total interest-earning assets to higher yielding loans from lower yielding securities. The growth in net interest-earning assets was primarily due to an increase of $37.4 million, to $630.2 million, in average total interest-earning assets, partially offset by an increase of $31.3 million, to $596.8 million, in average total interest-bearing liabilities.

     TOTAL INTEREST INCOME

     Total interest income increased by $1.8 million, to $26.1 million, during the six months ended June 30, 2000 compared to the same period in 1999. This was primarily due to the growth in average total interest-earning assets, which contributed $2.0 million to interest income, partially offset by the reduction in yields earned on loans and investment securities during 2000 compared to 1999, which reduced interest income by $200,000.

     The growth in average total interest-earning assets of $37.4 million during the six months ended June 30, 2000 compared to the same period in 1999, was principally due to an increase in average loans of $47.1 million, to $377.6 million, and an increase in average investment securities of $3.0 million, to $251.7 million, partially offset by a decrease of $12.8 million, to $969,000, in average securities purchased under resale agreements. The growth in loans was funded by deposits and borrowings as well as through liquidation of securities purchased under resale agreements. The relatively larger growth in average loans compared to that of average investment securities, as well as the reduction in average securities purchased under resale agreements, resulted in a shift in the mix of average total interest-earning assets to higher yielding loans from lower yielding securities. The percentage of average loans to average total interest-earning assets increased to 59.9% in the first six months of 2000 from 55.7% in the first six months of 1999.

     The yield on average total interest-earning assets increased by 6 basis points, to 8.31%, during the six months ended June 30, 2000 compared to the same period in 1999, primarily due to the above mentioned shift in the mix of average total interest-earning assets to higher yielding loans from lower yielding securities. However, the yield on average loans declined by 11 basis points, to 9.48%, and the yield on average investment securities decreased by 7 basis points, to 6.53%. The reasons for the decline in the yield earned on average loans were described earlier under "Results of Operations - Net Interest Income
- Three Months Ended June 30, 2000 vs. Three Months Ended June 30, 1999 - Total Interest Income."

     The decrease in the yield on average investment securities of 7 basis points during the six months ended June 30, 2000 compared to the same period last year, was primarily due to the calls and sales in 1999 of $148.0 million of higher yielding callable bonds with a weighted average coupon rate of 6.71%, which were partially replaced by the purchases of $85.8 million of lower yielding, shorter maturity, callable bonds with a weighted average coupon rate of 6.23%. Partially offsetting this factor were the purchases in the fourth quarter of 1999 of higher yielding corporate debt securities and mortgage-backed securities.

     TOTAL INTEREST EXPENSE

     Total interest expense increased by $2.2 million, to $16.9 million, during the six months ended June 30, 2000 compared to the same period in 1999. This was due to the growth in average interest-bearing liabilities and to the increase in rate on these liabilities, which contributed $1.4 million and $810,000, respectively, to interest expense.

     The growth in average total interest-bearing liabilities of $31.3 million during the first six months of 2000 compared to the same period in 1999, was primarily due to an increase in average deposits of $18.8 million, to $480.7 million, and an increase in average borrowings of $12.6 million, to $116.1 million. The changes in average deposits and average borrowings resulted in a shift in the mix of average total interest-bearing liabilities to higher rate borrowings from lower rate deposits. The percentage of average borrowings to average total interest-bearing liabilities increased to 19.5% during the first six months of 2000 from 18.3% during the same period last year.

     The increase in average deposits of $18.8 million during the six months ended June 30, 2000 compared to the six months ended June 30, 1999, was principally due to an increase in average certificates of deposit of $108.1 million, partially offset by decreases of $83.0 million and $6.3 million in average savings accounts and average money market checking accounts, respectively.

     The changes in the average balances of the Company's deposit products during the six months ended June 30, 2000 compared to the same period in 1999, were primarily attributable to the Company's deposit strategy in 1999 and 2000, which was described earlier. As a result, the balances of higher rate certificates of deposit increased, while the balances of lower rate savings accounts and money market accounts decreased, thus changing the mix of deposits. The percentage of average certificates of deposit to average total deposits increased to 60.1% during the first six months of 2000 from 39.1% during the first six months of 1999. In February 2000, and later, in May 2000, the Company raised the rates on its savings accounts in response to deposit runoff and the increase in market interest rates. The Company continued to raise the rates on its certificates of deposit during the first six months of 2000, although much more significantly in the second quarter than the first quarter.

     The increase in average borrowings of $12.6 million during the six months ended June 30, 2000 compared to the six months ended June 30, 1999, was principally due to increases of $27.4 million and $23.0 million in average borrowings from the State of California and average securities sold under repurchase agreements, respectively, partially offset by a reduction in average term borrowings of $37.9 million.

     The increase in the rate on average total interest-bearing liabilities of 45 basis points during the six months ended June 30, 2000 compared to the same period in 1999, was principally due to the following factors:

-    The rate on average deposits increased 48 basis points, to 5.48%.

-    The rate on average borrowings increased 28 basis points, to 6.51%.

- The mix of average deposits shifted to higher rate certificates of deposit from lower rate savings/money market checking accounts.

- The mix of average total interest-bearing liabilities shifted to higher rate borrowings from lower rate deposits.

     The reasons for the increases in the rates paid on average deposits and average borrowings were described earlier under "Results of Operations - Net Interest Income - Three Months Ended June 30, 2000 vs. Three Months Ended June 30, 1999 - Total Interest Expense."

PROVISION FOR LOAN LOSSES

     During the three and six months ended June 30, 2000, the Company's provision for loan losses decreased by $270,000 and $680,000, to $125,000 and $375,000, respectively, compared to the same periods in 1999. The decrease in the provision is the result of management's evaluation of the loan portfolio and economic conditions. See "Financial Condition - Allowance for Loan Losses."

NON-INTEREST INCOME

     The following table sets forth certain information with respect to the Company's non-interest income for the periods indicated (dollars in thousands):


                                               THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                         -----------------------------------------   -----------------------------------------
                                                AMOUNTS           NET CHANGE               AMOUNTS            NET CHANGE
                                         ------------------------------------------  --------------------- --------------------
                                           2000       1999        $          %         2000       1999         $         %
                                         ---------- ---------- --------- ----------  ---------- ---------- ---------- ---------
Loan prepayment and late fee income          $  49      $ 269   $ (220)    (81.8%)       $ 151      $ 368    $ (217)   (59.0%)
Gain on sale of investment securities            -         71      (71)   (100.0%)           -        586      (586)  (100.0%)
Gain on sale of SBA loans                        -         79      (79)   (100.0%)           -        175      (175)  (100.0%)
Gain on sale of other real estate owned          -         25      (25)   (100.0%)         115         25        90    360.0%
Other income                                   125        215      (90)    (41.9%)         281        476      (195)   (41.0%)
                                         ---------- -------------------- ----------  ---------- ---------- --------------------
        Total non-interest income            $ 174      $ 659   $ (485)    (73.6%)       $ 547     $1,630   $(1,083)   (66.4%)
                                         ---------- -------------------- ----------  ---------- ---------- --------------------

     Non-interest income for the three months ended June 30, 2000 decreased by $485,000, to $174,000, compared to the same period in 1999. This was primarily due to decreases of $220,000, $150,000 and $90,000 in loan prepayment and late fee income, gains on sale of securities and loans, and other income, respectively.

     Non-interest income for the six months ended June 30, 2000 decreased by $1.1 million, to $547,000, compared to the same period in 1999. This was primarily due to decreases of $761,000, $217,000, and $195,000 in gains on sale of securities and loans, loan prepayment and late fee income, and other income, respectively.

NON-INTEREST EXPENSE

     The following table sets forth certain information with respect to the Company's non-interest expense for the periods indicated (dollars in thousands):



                                          THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                    -------------------------------------------   ------------------------------------------
                                     AMOUNTS                   NET CHANGE          AMOUNTS                  NET CHANGE
                                    ---------------------- ---------------------  -------------------------------------------
                                       2000       1999         $          %          2000       1999        $          %
                                    ----------- ---------- ---------- ----------  ----------- ---------- ---------- --------
Salaries and employee benefits          $1,414     $1,734    $ (320)    (18.5%)       $2,912     $3,474    $ (562)   (16.2%)
Net occupancy expenses                     360        430       (70)    (16.3%)          746        872      (126)   (14.4%)
Communication and data processing          222        223        (1)     (0.4%)          442        435         7      1.6%
Advertising and promotion                   51        215      (164)    (76.3%)          119        407      (288)   (70.8%)
FDIC insurance premiums                     26         14        12      85.7%            52         26        26    100.0%
Credit and collection expenses               -         26       (26)   (100.0%)            2         36       (34)   (94.4%)
Other real estate owned expenses            (6)        17       (23)   (135.3%)           (4)        35       (39)  (111.4%)
Valuation adjustments to
     other real estate owned                 -          -         -          -             -         43       (43)  (100.0%)
Other expenses                             275        362       (87)    (24.0%)          579        629       (50)    (7.9%)
                                    ----------- ---------- ---------- ----------  ----------- ---------- ---------- --------
     Total non-interest expense         $2,342     $3,021    $ (679)    (22.5%)       $4,848     $5,957   $(1,109)   (18.6%)
                                    =========== ========== ========== ==========  =========== ========== ========== ========

     Non-interest expense for the three months ended June 30, 2000 decreased by $679,000, to $2.3 million, compared to the same period in 1999. This was primarily due to decreases of $320,000, $164,000, and $70,000 in salaries and employee benefits, advertising and promotion, and net occupancy expenses, respectively.

     Non-interest expense for the six months ended June 30, 2000 decreased by $1.1 million, to $4.8 million, compared to the same period in 1999. This was primarily due to decreases of $562,000, $288,000, and $126,000 in salaries and employee benefits, advertising and promotion, and net occupancy expenses, respectively.

     Salaries and employee benefits for the three and six months ended June 30, 2000 decreased by $320,000 and $562,000, to $1.4 million and $2.9 million, respectively, as compared to the same periods in 1999. The decreases were primarily due to the following factors:

- During the fourth quarter of 1999, the Company eliminated its five loan production offices located outside of Southern California. These loan production offices had each been staffed with one loan production officer.

- During the first quarter of 2000, the Company closed its office in Orange County, California, which had been established to coordinate and originate loans for its secondary market loan sales program. This office was staffed with six employees.

     Partially offsetting the decreases in salaries and employee benefits was the approximate 4% increase to employee base salaries in January 2000, as well as an increase due to the hiring in June 2000 of four officers in San Diego to expand the Company's SBA lending capabilities in Southern California and the hiring in June 2000 of a commercial real estate marketing representative in Laguna Hills to handle lending in Orange County and the Inland Empire.

     Net occupancy expenses decreased by $70,000 and $126,000, to $360,000 and $746,000, respectively, for the three and six months ended June 30, 2000, compared to the same periods last year. This decrease was primarily due to the aforementioned closure of the five loan production offices located outside of Southern California during the fourth quarter of 1999. The lease on the secondary market loan sales office in Orange County, which was closed during the first quarter of 2000, had an expiration date of March 2002. However, the landlord released the Company from its obligation under the lease effective June 19, 2000. The Company paid no additional costs to the landlord in connection with this lease other than normal rent through the June 19, 2000 release date.

     Partially offsetting the decrease in net occupancy expenses was the opening of an office in Laguna Hills for the commercial marketing representative hired in June 2000. The four SBA officers hired in June 2000 worked out of the Company's San Diego branch office, but the Company plans to open an office for them in San Diego during the third quarter of 2000.

     Advertising and promotion costs decreased by $164,000 and $288,000, to $51,000 and $119,000, respectively, for the three and six months ended June 30, 2000, compared to the same period in 1999. The Company started reducing the level of advertising and promotion in the third quarter of 1999.

INCOME TAX PROVISION

     For the three months ended June 30, 2000 and 1999, the Company's provision for income taxes was $901,000 and $799,000, respectively, which resulted in effective tax rates of 41.7% and 39.8%, respectively. For the six months ended June 30, 2000 and 1999, the Company's provision for income taxes was $1.9 and $1.6 million, which resulted in effective tax rates of 41.7% and 39.4%, respectively. The difference between the effective tax rates for the three and six months ended June 30, 2000 and 1999 is the result of adjustments made to the tax valuation reserves for the three and six months ended June 30, 1999.

                               FINANCIAL CONDITION

BALANCE SHEET ANALYSIS

     The following table presents condensed balance sheets as of the dates indicated and the dollar and percentage changes between the periods (in thousands):


                                                                  JUNE 30,      DECEMBER 31,             NET CHANGE
                                                               --------------- --------------   ------------------------------
                                                                    2000           1999               $              %
                                                               --------------- --------------   -------------- ---------------
ASSETS
   Cash and cash equivalents                                        $   6,552      $   4,783        $   1,769          36.99%
   Investment securities available for sale, at market                240,866        240,760              106           0.04%
   Net loans                                                          377,223        359,502           17,721           4.93%
   Other assets                                                        19,102         18,215              887           4.87%
                                                               --------------- --------------   -------------- ---------------
        Total assets                                               $  643,743     $  623,260        $  20,483           3.29%
                                                               =============== ==============   ============== ===============

LIABILITIES
   Savings accounts                                                $  163,310     $  196,368      $   (33,058)       (16.83%)
   Certificates of deposit                                            329,096        269,233           59,863          22.23%
   Money market checking accounts                                      15,206         18,783           (3,577)       (19.04%)
                                                               --------------- --------------   -------------- ---------------
        Total deposits                                                507,612        484,384           23,228           4.80%
                                                               --------------- --------------   -------------- ---------------
   Securities sold under repurchase
     agreements                                                        21,000         30,500           (9,500)       (31.15%)
   Borrowings from State of California                                 33,000         20,000           13,000          65.00%
   Term borrowings                                                     30,000         40,000          (10,000)       (25.00%)
   Trust preferred securities                                          17,250         17,250                -           0.00%
                                                               --------------- --------------   -------------- ---------------

        Total borrowings                                              101,250        107,750           (6,500)        (6.03%)
                                                               --------------- --------------   -------------- ---------------

   Total interest-bearing liabilities                                 608,862        592,134           16,728           2.83%
   Other liabilities                                                    8,009          5,577            2,432          43.61%
                                                               --------------- --------------   -------------- ---------------
        Total liabilities                                             616,871        597,711           19,160           3.21%
                                                               =============== ==============   ============== ===============

SHAREHOLDERS' EQUITY

   Common stock and additional paid-in capital                         27,846         27,915              (69)        (0.25%)

   Retained earnings                                                   12,248          9,978            2,270          22.75%

   Accumulated other comprehensive loss                                (6,254)        (6,355)             101         (1.59%)

   Common stock in treasury, at cost                                   (6,968)        (5,989)            (979)         16.35%
                                                               --------------- --------------   -------------- ---------------

        Total shareholders' equity                                     26,872         25,549            1,323           5.18%
                                                               =============== ==============   ============== ===============
   Total liabilities and
        shareholders' equity                                       $  643,743     $  623,260        $  20,483           3.29%
                                                               =============== ==============   ============== ===============


     Total assets increased by $20.5 million, to $643.7 million, during the six months ended June 30, 2000, primarily due to a $17.7 million increase in net loans and a $1.8 million increase in cash and cash equivalents. The increase in net loans was principally due to $40.8 million of originations, partially offset by $22.9 million of principal payments. The increase in cash and cash equivalents was attributable to the growth in deposits. Investment securities available for sale increased by $106,000, to $240.9 million, primarily due to an increase in market value.

         Total liabilities increased by $19.2 million, to $616.9 million, during the six months ended June 30, 2000, primarily due to an increase in deposits of $23.2 million, partially offset by a decrease in borrowings of $6.5 million. This resulted in a shift in the mix of total interest-bearing liabilities to lower rate deposits from higher rate borrowings and helped to decrease interest expense for the first six months of 2000. Deposits as a percentage of total interest-bearing liabilities increased to 83.4% at June 30, 2000 from 81.8% at December 31, 1999.

     The increase in deposits was attributable to a significant increase in interest rates paid on certificates of deposit during the second quarter of 2000 compared to the first quarter of 2000. In the first quarter, the Company raised the rates only on its six month, one year, two year and five year certificate of deposit products by 22 basis points, nine basis points, nine basis points and eight basis points, respectively, as well as the tiered rates on its savings accounts. Certificates of deposit increased $11.3 million during the quarter, but savings and money market checking accounts together decreased $22.1 million, resulting in an overall decrease in deposits of $10.7 million during the first quarter. This deposit outflow, along with loan originations, was funded with securities sold under repurchase agreements. However, during the second quarter, the Company significantly increased its rates on all of its certificate of deposit products, increased the rate on its highest tier savings account by 27 basis points, and kept unchanged the rate on money market checking accounts. This resulted in an increase in total deposits of $34.0 million, attributable to the growth in certificates of deposit of $48.5 million. This deposit inflow was used to pay down securities sold under repurchase agreements, which had built up during the first quarter, and to fund loans.

     The $23.2 million increase in deposits during the first six months of 2000 was comprised of an increase of $59.9 million in certificates of deposit, partially offset by decreases of $33.1 million and $3.6 million in savings accounts and money market checking accounts, respectively. The changes in the balances of the Company's deposit products during the first six months of 2000 resulted in a shift in the mix of deposits from lower yielding savings/money market accounts to higher yielding certificates of deposit. The percentage of certificates of deposit to total deposits increased to 64.8% at June 30, 2000 from 55.6% at December 31, 1999 and served to increase interest expense for the first six months of 2000.

     The $6.5 million decrease in borrowings during the first six months of 2000 was comprised of a decrease of $9.5 million in securities sold under repurchase agreements and a principal payment of $10.0 million on a term borrowing, which was called by the lender, partially offset by $13.0 million in additional borrowings from the State of California. The combined $19.5 million reduction in securities sold under repurchase agreements and term borrowings was funded with $13.0 million of borrowings from the State of California and $6.5 million from an increase in certificates of deposit.

     Shareholders' equity increased by $1.3 million, to $26.9 million, during the six months ended June 30, 2000. Changes to shareholders' equity were due to the following factors:

- The Company recorded $2.6 million of net income for the first six months of 2000.

- The Company declared and paid cash dividends of $354,000 for the first six months of 2000.

- Accumulated other comprehensive loss decreased by $101,000 during the first six months of 2000 due to an increase in market value of the Company's investment securities available for sale.

- Common stock in treasury increased by $979,000 during the first six months of 2000, primarily due to the $1.1 million purchase of 102,000 shares of the Company's common stock under its stock repurchase plan. Partially offsetting this increase and thereby reducing the number of treasury shares was the issuance of 11,044 shares of common stock in treasury for $170,000 under the Company's employee stock purchase plan, non-employee directors stock purchase plan, and employee stock option plan.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses at June 30, 2000 increased by $632,000 from the level at December 31, 1999, primarily due to $375,000 in provision for loan losses recorded during the first six months of 2000 and a recovery of $246,000 on a previously charged off commercial real estate loan. The calculation of the adequacy of the allowance for loan losses is based on a variety of factors, including growth in the Company's loan portfolio, the adequacy of collateral securing the loans in the loan portfolio, current delinquency trends, historical loan loss experience, regional real estate economic conditions, and overall economic trends impacting the Company's real estate lending portfolio. Commercial real estate serves as collateral for virtually all of the Company's loan portfolio. The allowance for loan losses as a percentage of loans stood at 1.84% at June 30, 2000, compared to 1.76% at December 31, 1999.

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

     The following table sets forth certain information with respect to the Company's allowance for loan losses for the periods indicated (dollars in thousands):


                                                                                           SIX MONTHS       TWELVE MONTHS
                                                                                             ENDED              ENDED
                                                                                            JUNE 30,         DECEMBER 31,
                                                                                              2000               1999
                                                                                        -----------------  -----------------
Allowance for loan losses at beginning of period                                        $          6,450   $          5,024
     Provision for loan losses                                                                       375              1,677
     Charge-offs: commercial real estate                                                               -               (280)
     Charge-offs: commercial business                                                                  -                 (7)
     Recoveries: commercial real estate                                                              257                 36
                                                                                        -----------------  -----------------
Allowance for loan losses at end of period                                              $          7,082   $          6,450
                                                                                        =================  =================


                              NON-PERFORMING ASSETS

     The following table sets forth non-accrual loans, OREO and restructured loans as of the dates indicated (dollars in thousands):


                                                                                               JUNE 30,       DECEMBER 31,
                                                                                                 2000             1999
                                                                                            ---------------  ---------------
Non-accrual loans                                                                           $        1,185   $          210
OREO                                                                                                     -                -
                                                                                            ---------------  ---------------
Total non-performing assets                                                                 $        1,185   $          210
                                                                                            ---------------  ---------------
Total non-performing assets to total assets                                                          0.18%            0.03%
                                                                                            ---------------  ---------------
Restructured loans                                                                          $            -   $            -
                                                                                            ===============  ===============


     During the six months ended June 30, 2000, the non-accrual loan of $210,000 at December 31, 1999 was transferred to OREO and sold for a gain of $115,000. The Company had one non-accrual loan for $1.2 million at June 30, 2000 which had transferred from accruing loans during the second quarter of 2000.

                                    LIQUIDITY

     The Company's primary sources of funds are deposits, borrowings, and payments of principal and interest on loans and investment securities. While maturities and scheduled principal amortization on loans are a reasonably predictable source of funds, deposit flows and mortgage loan prepayments are greatly influenced by the level of interest rates, economic conditions, and competition. As a measure of protection against these uncertainties, the Company maintains borrowing relationships with several brokers, whereby the Company is able to borrow funds that are secured by pledging specific amounts of certain U.S. government sponsored agency securities. The Company is generally able to borrow up to 98% of the market value of these securities. As of June 30, 2000, the market values of U.S. government sponsored agency securities that were available for collateral purposes totaled $133.3 million.

     The Bank also has a fixed rate borrowing facility with the State of California Treasurer's Office under which the Bank can borrow an amount not to exceed its unconsolidated total shareholder's equity. Borrowing maturity dates under this program cannot exceed one year. As of June 30, 2000, the Bank's unconsolidated total shareholder's equity was $39.6 million and the Bank's outstanding borrowings from the State of California totaled $33.0 million.

                                    DIVIDENDS

     As a Delaware corporation, Pacific Crest may pay common dividends out of surplus or, if there is no surplus, from net profits for the current and preceding fiscal year. The Parent, on an unconsolidated basis, had approximately $3.3 million in cash and investments less current liabilities and short-term debt at June 30, 2000. These funds are necessary to pay future operating expenses of the Parent, service all outstanding debt, including the $17.25 million junior subordinated debentures payable to PCC Capital, and fund possible future capital infusions into the Bank. Without dividends from the Bank, the Parent must rely solely on existing cash, investments, and the ability to secure borrowings.

     The Bank's ability to pay dividends to the Parent is restricted by California state law, which requires that sufficient retained earnings are available to pay the dividend. The Bank declared and paid dividends to the Parent in the amount of $1.0 million for the first six months of 2000. At June 30, 2000, the Bank had retained earnings of $16.0 million that may be available for dividend payments. On July 27, 2000, the Bank declared a $600,000 cash dividend for the third quarter of 2000 payable to the Parent on September 15, 2000. The Bank anticipates that it will continue to declare and pay quarterly dividends to the Parent.

                                CAPITAL RESOURCES

     The Company's objective is to maintain a level of capital that will support sustained asset growth and anticipated credit risks and will ensure that regulatory guidelines and industry standards are met. Pacific Crest and the Bank are subject to certain minimum capital adequacy and minimum well capitalized category guidelines adopted by the Federal Reserve and the FDIC. These guidelines relate primarily to the leverage ratio, the Tier 1 risk-based capital ratio, and the total risk-based capital ratio. The minimum well capitalized required ratios are 5.00% leverage, 6.00% Tier 1 risk-based capital, and 10.00% total risk-based capital. The minimum capital adequacy required ratios are 4.00% leverage, 4.00% Tier 1 risk-based capital, and 8.00% total risk-based capital. At June 30, 2000, Pacific Crest and the Bank were in compliance with all such capital requirements.

     The following table sets forth the regulatory capital and ratios of Pacific Crest and the Bank as of the dates indicated (dollars in thousands):


                                                                                             JUNE 30,         DECEMBER 31,
                                                                                               2000               1999
                                                                                          ---------------    ---------------
PACIFIC CREST CAPITAL, INC.
-----------------------------------
          Leverage ratio                                                                           6.85%              6.89%
          Tier 1 risk-based capital ratio                                                         10.17%             10.18%
          Total risk-based capital ratio                                                          12.85%             13.02%

          Tier 1 capital                                                                      $   44,168         $   42,539
          Total risk-based capital                                                                55,825             54,392
          Average quarterly total assets                                                         645,243            617,669
          Net risk-weighted assets                                                               434,266            417,788

PACIFIC CREST BANK
----------------------
          Leverage ratio                                                                           7.21%              7.19%
          Tier 1 risk-based capital ratio                                                         10.61%             10.38%
          Total risk-based capital ratio                                                          11.87%             11.64%

          Tier 1 capital                                                                      $   45,743         $   43,586
          Total risk-based capital                                                                51,151             48,848
          Average quarterly total assets                                                         634,107            606,604
          Net risk-weighted assets                                                               431,004            419,747

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

     The table below provides information about the Company's balance sheet non-derivative financial instruments at June 30, 2000 that are sensitive to changes in interest rates. For all financial instruments, the table presents the outstanding principal balance and the weighted average interest yield/rate of the instruments by either the date that the instrument can be repriced, for variable rate financial instruments, or the expected maturity date, for fixed rate financial instruments (dollars in thousands):



                                                      EXPECTED MATURITY DATE OR REPRICING DATE
                                  ------------------------------------------------------------------------------
                                                   OVER         OVER         OVER                                ESTIMATED
                                    WITHIN       3 TO 12       1 TO 3       3 TO 5         OVER                     FAIR
  AT JUNE 30, 2000                 3 MONTHS       MONTHS       YEARS         YEARS       5 YEARS       TOTAL       VALUE
  ----------------                ------------ ------------ ------------- ------------ ------------- ----------- -----------
INTEREST-SENSITIVE ASSETS:
  Securities purchased under
     resale agreements (1)          $   4,025     $       -    $       -     $      -     $       -   $   4,025   $   4,025
     average yield (variable
        rate)                            6.34%            -            -            -             -        6.34%

  U.S. government sponsored
     agency callable bonds
     available for sale (2)                 -             -       50,272       29,469       153,493     233,234     233,234
     average yield (fixed rate)             -             -         5.65%        6.80%         6.66%       6.46%
  U.S. government sponsored
     agency mortgage-backed
     securities available for
        sale (2)                            -             -            -            -         3,778       3,778       3,778
     average yield (fixed rate)             -             -            -            -          7.09%       7.09%
  Corporate debt securities
     available for sale (2)             3,854             -            -            -             -       3,854       3,854
     average yield (variable
        rate)                            8.46%            -            -            -             -        8.46%

  Loans, gross (3)                     91,218        80,139       90,313       66,130        56,936     384,736     389,353
     average yield                      10.85%        10.42%        8.76%        8.47%         8.42%       9.48%
                                  ------------ ------------ ------------- ------------ ------------- ----------- -----------
  Total interest-sensitive assets   $  99,097     $  80,139    $ 140,585     $ 95,599     $ 214,207   $ 629,627   $ 634,244
                                  ============ ============ ============= ============ ============= =========== ===========
INTEREST-SENSITIVE LIABILITIES:
  Savings accounts (1)              $ 163,310     $       -    $       -     $      -     $       -   $ 163,310   $ 163,310
     average rates (variable
        rate)                            5.46%            -            -            -             -        5.46%

  Certificates of deposit (4)          34,355       171,038      140,894       17,974           835     329,096     327,450
     average rates (fixed rate)          5.75%         6.21%        6.57%        6.11%         6.38%       6.26%
  Money market checking
     accounts (1)                      15,206             -            -            -             -      15,206      15,206
     average rates (variable
        rate)                            4.22%            -            -            -             -        4.22%

  Securities sold under
     repurchase agreements (1)         21,000             -            -            -             -      21,000      21,000
     average rates (variable
        rate)                            6.68%            -            -            -             -        6.68%

  Borrowings from State of
     California (5)                    18,000        15,000            -            -             -      33,000      32,967
     average rate (fixed rate)           5.87%         5.70%           -            -             -        5.79%


  Term borrowings (5)                  20,000        10,000            -            -             -      30,000      29,987
     average rates (fixed rate)          5.75%         5.95%           -            -             -        5.82%


  Trust preferred securities (2)            -             -            -            -        17,250      17,250      14,663
     average rates (fixed rate)             -             -            -            -          9.38%       9.38%
                                  ------------ ------------ ------------- ------------ ------------- ----------- -----------
  Total interest-sensitive
     liabilities                    $ 271,871     $ 196,038    $ 104,894     $ 17,974     $  18,085   $ 608,862   $ 604,583
                                  ============ ============ ============= ============ ============= =========== ===========

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the annual meeting of the Company's shareholders, held on May 12, 2000, the following matter was submitted to a vote of shareholders with the indicated number of votes being cast for, against or withheld:

     1. To elect one member to the board of directors for a term of three years and to serve until his successor is elected and qualified.

                                                         Number of Votes
                                                   ------------     ------------
                                                       For           Withheld
                                                   ------------     ------------
                      Rudolph I. Estrada            2,388,290          2,845

          The Company's other directors, Martin J. Frank, Steven J. Orlando, Gary Wehrle and Richard S. Orfalea are serving for a term of three years. The terms for Mr. Frank and Mr. Orlando expire at the annual meeting of shareholders in 2001. The terms for Mr. Wehrle and Mr. Orfalea expire at the annual meeting of shareholders in 2002.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  27.1 Financial Data Schedule

         (b)      REPORTS ON FORM 8-K

                    The Company filed no reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES


     Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           PACIFIC CREST CAPITAL, INC.



Date:  August 14, 2000                      /s/ GARY WEHRLE
                              --------------------------------------------------
                                                Gary Wehrle
                                      President and Chief Executive Officer



Date:  August 14, 2000                     /s/ ROBERT J. DENNEN
                              --------------------------------------------------
                                               Robert J. Dennen
                                 Senior Vice President, Chief Financial Officer
                                              Corporate Secretary