Form 10-Q
period 2000-09-30
PACIFIC CREST CAPITAL INC
filed 2000-11-14
CIK 912048

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares outstanding of issuer's $ .01 par value common stock as of October 31, 2000, was 2,512,460.

          9.375% Cumulative Trust Preferred Securities of PCC Capital I

          Guarantee of Pacific Crest Capital, Inc. with respect to the 9.375% Cumulative Trust Preferred Securities of PCC Capital I

                           PACIFIC CREST CAPITAL, INC.

                          SEPTEMBER 30, 2000 FORM 10-Q

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
Part I. FINANCIAL INFORMATION

        Item 1. Consolidated Financial Statements

                Consolidated Balance Sheets
                  September 30, 2000 and December 31, 1999..............       1

                Consolidated Statements of Income
                  Three and Nine Months Ended September 30, 2000
                  and 1999 .............................................       2

                Consolidated Statements of Shareholders' Equity
                  Nine Months Ended September 30, 2000 and 1999.........       3

                Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2000 and 1999.........       4

                Notes to Consolidated Financial Statements..............       5

                Selected Quarterly Financial Data.......................      10

                Selected Quarterly Income Statement and Balance
                  Sheet Data ...........................................      11

                Selected Quarterly Average Balance Sheet and
                  Spread Data ..........................................      12

        Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................      13
                        General ........................................      13
                        Results of Operations ..........................      15
                        Financial Condition ............................      28
                        Non-Performing Assets...........................      30
                        Liquidity ......................................      30
                        Dividends.......................................      31
                        Capital Resources...............................      31

        Item 3. Quantitative and Qualitative Disclosures About
                  Market Risk ..........................................      32

Part II. OTHER INFORMATION

         Item 1. Legal Proceedings.......................................     35

         Item 2. Changes in Securities...................................     35

         Item 3. Defaults Upon Senior Securities.........................     35

         Item 4. Submission of Matters to a Vote of Security Holders.....     35

         Item 5. Other Information.......................................     35

         Item 6. Exhibits and Reports on Form 8-K........................     35

                           PACIFIC CREST CAPITAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                      in thousands, except per share data)

                                                                         September 30,   December 31,
                                                                              2000           1999
                                                                         -------------   ------------
Assets                                                                    (Unaudited)    (Audited)
   Cash                                                                    $   3,271       $   1,282
   Securities purchased under resale agreements                                   --           3,501
                                                                           ---------       ---------
      Cash and cash equivalents                                                3,271           4,783
                                                                           ---------       ---------
   Investment securities available for sale, at market                       243,211         240,760
   Loans:
      Commercial real estate loans                                           384,502         357,312
      SBA loans held for investment                                            5,431           3,690
      SBA loans held for sale, at lower of cost or market                      6,966           3,269
      Other loans                                                                816           2,062
                                                                           ---------       ---------
         Gross loans                                                         397,715         366,333
      Less: deferred loan fees                                                  (408)           (381)
      Less: allowance for loan losses                                         (7,214)         (6,450)
                                                                           ---------       ---------
         Net loans                                                           390,093         359,502
                                                                           ---------       ---------
   Deferred income taxes, net                                                  8,729           8,600
   Accrued interest receivable                                                 6,889           6,604
   Prepaid expenses and other assets                                           1,452           2,154
   Premises and equipment                                                      1,213             857
   Other real estate owned                                                        --              --
                                                                           ---------       ---------
         Total assets                                                      $ 654,858       $ 623,260
                                                                           =========       =========

Liabilities
   Deposits:
      Savings accounts                                                     $ 157,371       $ 196,368
      Certificates of deposit                                                339,451         269,233
      Money market checking accounts                                          14,360          18,783
                                                                           ---------       ---------
         Total deposits                                                      511,182         484,384
                                                                           ---------       ---------
   Borrowings:
      Securities sold under repurchase agreements                             24,000          30,500
      Borrowings from State of California                                     33,000          20,000
      Term borrowings                                                         30,000          40,000
      Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures
         ("Trust preferred securities")                                       17,250          17,250
                                                                           ---------       ---------
            Total borrowings                                                 104,250         107,750
                                                                           ---------       ---------
            Total interest-bearing liabilities                               615,432         592,134
   Accrued interest payable and other liabilities                              9,958           5,577
                                                                           ---------       ---------
      Total liabilities                                                      625,390         597,711
                                                                           =========       =========

Shareholders' Equity
   Common stock, $.01 par value (10,000,000 shares authorized, 2,986,530
      shares issued at September 30, 2000 and December 31, 1999)                  30              30
   Additional paid-in capital                                                 27,809          27,885
   Retained earnings                                                          13,409           9,978
   Accumulated other comprehensive loss                                       (4,837)         (6,355)
   Common stock in treasury, at cost (474,070 shares at
      September 30, 2000 and 384,806 shares at December 31, 1999)             (6,943)         (5,989)
                                                                           ---------       ---------
         Total shareholders' equity                                           29,468          25,549
                                                                           =========       =========
         Total liabilities and shareholders' equity                        $ 654,858       $ 623,260
                                                                           =========       =========

Book value per common share                                                $   11.73       $    9.82

See accompanying Notes to Consolidated Financial Statements.

                           PACIFIC CREST CAPITAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (dollars in thousands, except per share data)

                                                             Three Months Ended     Nine Months Ended
                                                                September 30,         September 30,
                                                            --------------------   --------------------
                                                              2000        1999       2000        1999
                                                            --------    --------   --------    --------
Interest income:
   Loans                                                    $  9,605    $  8,533   $ 27,412    $ 24,247
   Securities purchased under resale agreements                   47          58         77         397
   Investment securities available for sale                    4,108       3,832     12,325      12,037
                                                            --------    --------   --------    --------
      Total interest income                                   13,760      12,423     39,814      36,681
                                                            --------    --------   --------    --------

Interest expense:
   Deposits:
      Savings accounts                                         2,074       2,876      6,381       8,984
      Certificates of deposit                                  5,371       3,151     13,793       7,997
      Money market checking accounts                             155         241        515         747
                                                            --------    --------   --------    --------
         Total interest expense on deposits                    7,600       6,268     20,689      17,728
                                                            --------    --------   --------    --------
   Borrowings:
      Securities sold under repurchase agreements                338         115      1,634         589
      Borrowings from State of California                        497          --      1,288          --
      Term borrowings                                            450         796      1,343       2,746
      Trust preferred securities                                 405         404      1,213       1,213
                                                            --------    --------   --------    --------
         Total interest expense on borrowings                  1,690       1,315      5,478       4,548
                                                            --------    --------   --------    --------
         Total interest expense                                9,290       7,583     26,167      22,276
                                                            --------    --------   --------    --------
         Net interest income                                   4,470       4,840     13,647      14,405
Provision for loan losses                                        125         400        500       1,455
                                                            --------    --------   --------    --------
      Net interest income after provision for loan losses      4,345       4,440     13,147      12,950
                                                            --------    --------   --------    --------
Non-interest income:
   Loan prepayment and late fee income                            87         225        238         593
   Gain on sale of investment securities                          --          --         --         586
   Gain on sale of SBA loans                                     114          --        114         175
   Gain on sale of other real estate owned                        --          --        115          25
   Other income                                                  157         237        438         713
                                                            --------    --------   --------    --------
      Total non-interest income                                  358         462        905       2,092
                                                            --------    --------   --------    --------
Non-interest expense:
   Salaries and employee benefits                              1,611       1,665      4,523       5,139
   Net occupancy expenses                                        332         412      1,078       1,284
   Communication and data processing                             202         254        644         689
   Advertising and promotion                                      56         101        175         508
   FDIC insurance premiums                                        26          13         78          39
   Credit and collection expenses                               (136)         --       (134)         36
   Other real estate owned expenses                               (6)         --        (10)         35
   Valuation adjustments to other real estate owned               --          --         --          43
   Other expenses                                                325         343        904         972
                                                            --------    --------   --------    --------
      Total non-interest expense                               2,410       2,788      7,258       8,745
                                                            --------    --------   --------    --------
Income before income taxes                                     2,293       2,114      6,794       6,297
Income tax provision                                             956         873      2,833       2,521
                                                            --------    --------   --------    --------
      Net income                                            $  1,337    $  1,241   $  3,961    $  3,776
                                                            ========    ========   ========    ========

Earnings per common share:
   Basic                                                    $   0.53    $   0.47   $   1.57    $   1.41
   Diluted                                                  $   0.51    $   0.45   $   1.51    $   1.35

See accompanying Notes to Consolidated Financial Statements.

                           PACIFIC CREST CAPITAL, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)
                        (dollars and shares in thousands)

                                                                     Common Stock                             Accumulated    Total
                                            Common Stock             in Treasury      Additional                 Other       Share
                                         -------------------   --------------------    Paid-in     Retained  Comprehensive  holders'
                                          Shares     Amount     Shares      Amount     Capital     Earnings  Income (Loss)  Equity
                                         --------   --------   --------    --------   ----------   --------  ------------- --------
Balances at December 31, 1998               2,986   $     30       (296)   $ (4,705)   $ 28,057    $  5,559    $  1,199    $ 30,140
Comprehensive income (loss):
   Net income                                  --         --         --          --          --       3,776          --       3,776
   Unrealized loss on investment
      securities available for sale,
      net of income taxes                      --         --         --          --          --          --      (5,380)     (5,380)
                                                                                                                           --------
         Total comprehensive loss                                                                                            (1,604)
Issuances of common stock in treasury:
   Employee stock purchase plan                --         --          4          66         (12)         --          --          54
   Non-employee directors'
      stock purchase plan                      --         --          2          39          --          --          --          39
   Employee stock option plan                  --         --         17         264        (160)         --          --         104
Purchase of common stock in treasury           --         --        (57)       (833)         --          --          --        (833)
Cash dividends paid ($0.17 per share)          --         --         --          --          --        (453)         --        (453)
                                         --------   --------   --------    --------    --------    --------    --------    --------
Balances at September 30, 1999              2,986   $     30       (330)   $ (5,169)   $ 27,885    $  8,882    $ (4,181)   $ 27,447
                                         ========   ========   ========    ========    ========    ========    ========    ========

Balances at December 31, 1999               2,986   $     30       (385)   $ (5,989)   $ 27,885    $  9,978    $ (6,355)   $ 25,549
Comprehensive income:
   Net income                                  --         --         --          --          --       3,961          --       3,961
   Unrealized gain on investment
      securities available for sale,
      net of income taxes                      --         --         --          --          --          --       1,518       1,518
                                                                                                                           --------
         Total comprehensive income                                                                                           5,479
Issuances of common stock in treasury:
   Employee stock purchase plan                --         --          4          55         (14)         --          --          41
   Non-employee directors'
      stock purchase plan                      --         --          3          47         (10)         --          --          37
   Employee stock option plan                  --         --          6          93         (52)         --          --          41
Purchase of common stock in treasury           --         --       (102)     (1,149)         --          --          --      (1,149)
Cash dividends paid ($0.21 per share)          --         --         --          --          --        (530)         --        (530)
                                         --------   --------   --------    --------    --------    --------    --------    --------
Balances at September 30, 2000              2,986   $     30       (474)   $ (6,943)   $ 27,809    $ 13,409    $ (4,837)   $ 29,468
                                         ========   ========   ========    ========    ========    ========    ========    ========

See accompanying Notes to Consolidated Financial Statements.

                           PACIFIC CREST CAPITAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                      Nine Months Ended
                                                                        September 30,
                                                                   ----------------------
                                                                      2000         1999
                                                                   ---------    ---------
Operating activities:
   Net income                                                      $   3,961    $   3,776
   Adjustments to reconcile net income
      to net cash provided by operating activities:
         Provision for loan losses                                       500        1,455
         Gain on sale of investment securities                            --         (586)
         Gain on sale of SBA loans                                      (114)        (175)
         Gain on sale of other real estate owned                        (115)         (25)
         Valuation adjustments to other real estate owned                 --           43
         Depreciation and amortization of premises and equipment         244          243
         Accretion of deferred loan fees                                (175)        (273)
         Accretion of discount on investment securities                  (18)         (36)
         Deferred income tax (benefit) expense                        (1,228)         350
         Changes in operating assets and liabilities:
            Accrued interest receivable                                 (285)       1,725
            Prepaid expenses and other assets                            702            1
            Accrued interest payable and other liabilities             4,381        2,181
                                                                   ---------    ---------
               Net cash provided by operating activities               7,853        8,679
                                                                   =========    =========

Investing activities:
   Purchases of investment securities
      available for sale                                                  --      (90,474)
   Proceeds from sales and calls of investment securities
      available for sale                                                  --      163,137
   Principal payments on investment securities                           184           11
   Loan originations                                                 (65,560)    (115,987)
   Purchases of loans                                                     --       (9,017)
   Proceeds from sales of SBA loans                                    2,766        3,115
   Principal payments on loans                                        32,032       45,970
   Proceeds from sales of other real estate owned                         75          789
   Purchases of premises and equipment, net                             (600)        (268)
                                                                   ---------    ---------
      Net cash used in investing activities                          (31,103)      (2,724)
                                                                   =========    =========

Financing activities:
   Net decrease in savings accounts                                  (38,997)     (49,012)
   Net increase in certificates of deposit                            70,218       64,770
   Net decrease in money market checking accounts                     (4,423)      (3,414)
   Net decrease in securities sold under repurchase agreements        (6,500)     (10,279)
   Net increase in borrowings from State of California                13,000           --
   Net decrease in term borrowings                                   (10,000)     (29,450)
   Purchase of common stock in treasury, at cost                      (1,149)        (833)
   Cash dividends paid                                                  (530)        (453)
   Proceeds from exercise of stock options                                41          104
   Proceeds from employees and directors stock purchase plans             78           93
                                                                   ---------    ---------
      Net cash provided by (used in) financing activities             21,738      (28,474)
                                                                   =========    =========
Net decrease in cash and cash equivalents                             (1,512)     (22,519)
Cash and cash equivalents at beginning of period                       4,783       25,640
                                                                   ---------    ---------
Cash and cash equivalents at end of period                         $   3,271    $   3,121
                                                                   =========    =========

See accompanying Notes to Consolidated Financial Statements.

                           PACIFIC CREST CAPITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

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

      In the opinion of management, all adjustments have been included, including normal recurring adjustments necessary to present fairly the financial position of the Company and the results of its operations for the interim period ended September 30, 2000. Certain reclassifications have been made to prior year amounts to conform to the 2000 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

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

                                                              Gross Unrealized                Weighted
                                                 Amortized  -------------------   Estimated   Average
September 30, 2000                                 Cost       Gains     Losses    Fair Value   Yield
------------------                               --------   --------   --------   ----------  --------
Investment securities available for sale:
  U.S. government sponsored agency securities:
    Callable bonds                               $243,634   $     --   $ (7,998)   $235,636     6.48%
    Mortgage-backed securities                      3,811         --        (80)      3,731     7.05%
  Corporate debt securities                         4,105         --       (261)      3,844     8.83%
                                                 --------   --------   --------    --------     ----
      Total investment securities                $251,550   $     --   $ (8,339)   $243,211     6.53%
                                                 ========   ========   ========    ========     ====

December 31, 1999
-----------------
Investment securities available for sale:
  U.S. government sponsored agency securities:
    Callable bonds                               $243,626   $     --   $(10,555)   $233,071     6.50%
    Mortgage-backed securities                      3,996         --       (140)      3,856     7.09%
  Corporate debt securities                         4,094          2       (263)      3,833     7.69%
                                                 --------   --------   --------    --------     ----
      Total investment securities                $251,716   $      2   $(10,958)   $240,760     6.53%
                                                 ========   ========   ========    ========     ====

      U.S. government sponsored agency securities with market values totaling $93.4 million and $98.7 million were pledged to secure borrowings aggregating $87.0 million and $90.5 million at September 30, 2000 and December 31, 1999, respectively.

                           PACIFIC CREST CAPITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

      The Company's investment securities portfolio at September 30, 2000 consisted of fixed rate investments in U.S. government sponsored agency callable bonds and mortgage-backed securities issued by Fannie Mae, Freddie Mac, the Federal Home Loan Bank and the Government National Mortgage Association, as well as variable rate investments in investment grade corporate debt securities. The callable bonds have call features that allow the issuer to retire (call) an individual security prior to that security's stated maturity date. As of September 30, 2000, the Company's callable bond portfolio had call dates ranging between one month and 10 months. The following table reflects the scheduled maturities in Company's investment securities portfolio at September 30, 2000 (dollars in thousands):

                                                                       Weighted
                                           Amortized     Estimated     Average
                                              Cost      Fair Value       Yield
                                           --------     ----------     --------

Due in one to five years                   $ 81,360      $ 80,239        6.07%
Due in six to ten years                     162,274       155,397        6.68%
Due over ten years                            7,916         7,575        7.97%
                                           --------      --------        ----
   Total investment securities             $251,550      $243,211        6.53%
                                           ========      ========        ====

Note 3. Borrowings from State of California

      The Bank has a fixed rate borrowing facility with the State of California Treasurer's Office under which the Bank can borrow an amount not to exceed its unconsolidated total shareholder's equity. Borrowing maturity dates under this program cannot exceed one year. The State of California requires collateral with a market value equal to at least 110% of the outstanding borrowing amount. The Bank has pledged specific amounts of certain U.S. government sponsored agency securities to meet this collateral requirement. As of September 30, 2000, the Bank's unconsolidated total shareholder's equity was $42.0 million, and the Bank's outstanding borrowings from the State of California totaled $33.0 million.

      The table below describes the attributes of the Bank's borrowings from the State of California as of the dates indicated (dollars in thousands):

                                                          September 30, 2000
                                                 ------------------------------------
            Borrowing Date                        Amount      Rate      Maturity Date
---------------------------------------          -------      ----      -------------
July 2000                                        $ 8,000      6.03%      October 2000
July 2000                                          5,000      6.22%      October 2000
October 1999                                       5,000      5.39%      October 2000
November 1999                                      5,000      5.74%     December 2000
December 1999                                      5,000      5.98%     December 2000
August 2000                                        5,000      6.47%     February 2001
                                                 -------      ----
   Total State of California borrowings          $33,000      5.98%
                                                 =======      ====

                                                          December 31, 1999
                                                 ------------------------------------
            Borrowing Date                        Amount      Rate      Maturity Date
---------------------------------------          -------      ----      -------------
October 1999                                     $ 5,000      5.18%       April 2000
October 1999                                       5,000      5.39%      October 2000
November 1999                                      5,000      5.74%     December 2000
December 1999                                      5,000      5.98%     December 2000
                                                 -------      ----
   Total State of California borrowings          $20,000      5.57%
                                                 =======      ====

                           PACIFIC CREST CAPITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

Note 4. Term Borrowings

      The Company had fixed rate, long-term borrowings through one broker at September 30, 2000 and December 31, 1999. These borrowings have call features that allow the lender to call the debt prior to the stated maturity date. This debt is secured by pledging specific amounts of certain U.S. government sponsored agency securities.

      The tables below reflect the attributes of the Company's term borrowings as of the dates indicated (dollars in thousands):

                                               September 30, 2000
                            ----------------------------------------------------
                                                                     Maturity
Borrowing Type              Amount        Rate      Call Date          Date
------------------------    -------       -----  --------------   --------------
Two-year borrowing          $20,000       6.62%      None         September 2002
Three-year borrowing         10,000       5.95%   October 2000     October 2002
                            -------       ----
   Total term borrowings    $30,000       6.40%
                            =======       ====

                                               December 31, 1999
                            ----------------------------------------------------
                                                                     Maturity
Borrowing Type              Amount        Rate      Call Date          Date
------------------------    -------       -----  --------------   --------------
Five-year borrowing         $10,000       5.48%   January 2000     January 2003
Three-year borrowing         20,000       5.75%  September 2000   September 2002
Three-year borrowing         10,000       5.95%   October 2000     October 2002
                            -------       ----
   Total term borrowings    $40,000       5.73%
                            =======       ====

Note 5. Computation of Book Value Per Common Share

      Book value per common share was calculated by dividing total shareholders' equity by the number of common shares issued less common shares held in treasury. The tables below present the computation of book value per common share as of the dates indicated (dollars in thousands, except per share data):

                                               September 30,        December 31,
                                                   2000                 1999
                                               -------------        ------------

Total shareholders' equity                      $    29,468         $    25,549
                                                -----------         -----------

Common shares issued                              2,986,530           2,986,530
Less: common shares held
  in treasury                                      (474,070)           (384,806)
                                                -----------         -----------
Common shares outstanding                         2,512,460           2,601,724
                                                ===========         ===========
Book value per common share                     $     11.73         $      9.82
                                                -----------         -----------

                           PACIFIC CREST CAPITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

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

      The tables below present the basic and diluted earnings per common share computations for the periods indicated (dollars and shares in thousands, except per share data):

                                           Three Months Ended  Nine Months Ended
                                              September 30,      September 30,
                                           ------------------  -----------------
                                             2000      1999      2000      1999
                                            ------    ------    ------    ------

Net income                                  $1,337    $1,241    $3,961    $3,776
                                            ======    ======    ======    ======

Basic weighted average common
  shares outstanding                         2,512     2,657     2,529     2,672
Dilutive effect of stock options               104       120        92       123
                                            ------    ------    ------    ------
Diluted weighted average common
  shares outstanding                         2,616     2,777     2,621     2,795
                                            ------    ------    ------    ------

Earnings per common share:
  Basic                                     $ 0.53    $ 0.47    $ 1.57    $ 1.41
  Diluted                                   $ 0.51    $ 0.45    $ 1.51    $ 1.35
                                            ======    ======    ======    ======

Note 7. Supplemental Disclosure of Cash Flow Information

      For purposes of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, cash and cash equivalents include "Cash" and "Securities purchased under resale agreements." Supplemental disclosure of cash flow information is as follows for the periods indicated (in thousands):

                                                              Nine Months Ended
                                                                 September 30,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Cash paid during the period for:
   Interest                                                   $25,713    $22,539
   Income taxes                                               $ 4,100    $ 2,825

Non-cash investing and financing activities:
   Transfers from loans to other real estate owned            $   210    $    --
   Loans to facilitate the sale of other real estate owned    $   250    $   225

                           PACIFIC CREST CAPITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

Note 8. New Accounting Pronouncements

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", effective December 2000. Management does not believe that there will be a material impact on the financial position or results of operations of the Company from adoption of this bulletin.

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities and redefining interest rate risk to reduce sources of ineffectiveness. Management does not believe that there will be a material impact on the financial position or results of operations of the Company from adoption of this statement.

      In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which is effective for financial statements for periods beginning after December 15, 2000. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral, and requires certain disclosures. Management is evaluating the impact of this statement on the financial position and results of operations of the Company.

                        SELECTED QUARTERLY FINANCIAL DATA

      The following table sets forth certain selected financial data concerning the Company as of the dates or for the periods indicated (dollars in thousands, except per share data):

                                                                          At or For the Three Months Ended
                                                          --------------------------------------------------------------
                                                          September 30,  June 30,     March 31,  December 31, September 30,
                                                              2000         2000         2000         1999         1999
                                                          -------------  --------     ---------  --------------------------
Loan Volume:
   Loan originations                                        $ 24,738     $ 17,005     $ 23,817     $ 15,666     $ 27,129
   Loan sales - SBA                                            2,601           --           --        1,838           --

Performance Ratios:
   Return on average (realized) shareholders' equity (1)       16.02%       15.59%       17.22%       16.26%       16.11%
   Return on average total assets (1)                           0.82%        0.79%        0.88%        0.83%        0.82%
   Net interest rate spread (2)                                 2.40%        2.51%        2.75%        2.80%        2.92%
   Net interest margin (2)                                      2.73%        2.81%        3.05%        3.07%        3.19%
   Operating expense to average total assets (3)                1.56%        1.47%        1.61%        1.77%        1.84%
   Efficiency ratio (4)                                        52.86%       50.76%       50.21%       54.13%       52.58%

Average Balances:
   Average shareholders' equity                             $ 28,222     $ 24,975     $ 24,725     $ 26,984     $ 29,057
   Average realized shareholders' equity (5)                  33,387       32,273       31,738       31,465       30,807
   Average total assets                                      652,309      637,926      622,416      617,669      605,856

Per Share Data:
   Dividends declared per common share                      $   0.07     $   0.07     $   0.07     $   0.07     $   0.06
   Basic earnings per common share                              0.53         0.50         0.53         0.49         0.47
   Diluted earnings per common share                            0.51         0.48         0.52         0.47         0.45
   Book value per common share                                 11.73        10.70        10.17         9.82        10.33
   Realized shareholders' equity per common share (5)          13.65        13.19        12.77        12.26        11.90

Asset Quality Ratios:
   Total non-performing assets to total assets                    --         0.18%          --         0.03%        0.04%
   Allowance for loan losses to total loans                     1.82%        1.84%        1.77%        1.76%        1.71%
   Allowance for loan losses to non-accrual loans                 --       597.64%          --      3071.43%     2660.43%

Capital Ratios - Pacific Crest Capital, Inc.:
   Leverage ratio                                               6.96%        6.85%        6.86%        6.89%         N/A
   Tier 1 risk-based capital ratio                             10.28%       10.17%        9.94%       10.18%         N/A
   Total risk-based capital ratio                              12.84%       12.85%       12.72%       13.02%         N/A

Capital Ratios - Pacific Crest Bank:
   Leverage ratio                                               7.24%        7.21%        7.33%        7.19%        7.20%
   Tier 1 risk-based capital ratio                             10.59%       10.61%       10.51%       10.38%       10.31%
   Total risk-based capital ratio                              11.84%       11.87%       11.76%       11.64%       11.56%

----------
(1)   Calculation is based upon annualized net income.
(2)   Defined under "Results of Operations - Net Interest Income."
(3) Operating expense is defined as total non-interest expense less valuation adjustments to OREO, other OREO expenses and credit and collection expenses. Calculation is based on annualized operating expense.
(4) Efficiency ratio is defined as operating expense divided by the sum of net interest income, loan prepayment and late fee income, gain on sale of SBA loans and other income.
(5) Calculation excludes accumulated other comprehensive loss from shareholders' equity.

           SELECTED QUARTERLY INCOME STATEMENT AND BALANCE SHEET DATA

      The following table sets forth certain selected income statement and balance sheet data concerning the Company as of the dates or for the periods indicated (in thousands):

                                                                    At or For the Three Months Ended
                                                 ---------------------------------------------------------------------
                                                 September 30,    June 30,      March 31,  December 31,  September 30,
                                                      2000          2000          2000        1999          1999
                                                 -------------    --------      ---------  ------------  -------------
Income Statement Data:
  Net interest income                              $   4,470     $   4,452     $   4,725     $   4,766     $   4,840
  Provision for loan losses                             (125)         (125)         (250)         (222)         (400)
  Non-interest income                                    358           174           373           367           462
  Operating expense                                   (2,410)       (2,348)       (2,502)       (2,738)       (2,788)
  OREO and collection expenses                           142             6            (4)           --            --
                                                   ---------     ---------     ---------     ---------     ---------
    Income before income taxes                         2,435         2,159         2,342         2,173         2,114
  Income tax provision                                  (956)         (901)         (976)         (894)         (873)
                                                   ---------     ---------     ---------     ---------     ---------
    Net income                                     $   1,479     $   1,258     $   1,366     $   1,279     $   1,241
                                                   =========     =========     =========     =========     =========

Balance Sheet Data:
  Loans, net of deferred loan fees                 $ 397,307     $ 384,305     $ 378,564     $ 365,952     $ 364,626
  Securities purchased under resale agreements            --         4,025           100         3,501           765
  Investment securities - at amortized cost:
    U.S. agency callable bonds                       243,634       243,633       243,633       243,626       243,619
    U.S. agency mortgage-backed securities             3,811         3,914         3,983         3,996         1,600
    Corporate debt securities                          4,105         4,102         4,098         4,094         1,863
                                                   ---------     ---------     ---------     ---------     ---------
      Total investment securities                    251,550       251,649       251,714       251,716       247,082
                                                   ---------     ---------     ---------     ---------     ---------
      Total interest-earning assets                $ 648,857     $ 639,979     $ 630,378     $ 621,169     $ 612,473
                                                   =========     =========     =========     =========     =========

  Deposits:
    Savings accounts                               $ 157,371     $ 163,310     $ 176,478     $ 196,368     $ 226,999
    Money market checking accounts                    14,360        15,206        16,589        18,783        20,435
                                                   ---------     ---------     ---------     ---------     ---------
      Total savings/money market checking            171,731       178,516       193,067       215,151       247,434
    Certificates of deposit                          339,451       329,096       280,572       269,233       247,749
                                                   ---------     ---------     ---------     ---------     ---------
      Total deposits                               $ 511,182     $ 507,612     $ 473,639     $ 484,384     $ 495,183
                                                   =========     =========     =========     =========     =========

  Borrowings:
    Securities sold under repurchase agreements       24,000        21,000        51,100        30,500        20,500
    Borrowings from State of California               33,000        33,000        25,000        20,000            --
    Term borrowings                                   30,000        30,000        30,000        40,000        50,000
    Trust preferred securities                        17,250        17,250        17,250        17,250        17,250
                                                   ---------     ---------     ---------     ---------     ---------
      Total borrowings                               104,250       101,250       123,350       107,750        87,750
                                                   ---------     ---------     ---------     ---------     ---------
      Total interest-bearing liabilities           $ 615,432     $ 608,862     $ 596,989     $ 592,134     $ 582,933
                                                   =========     =========     =========     =========     =========

  Shareholders' equity:
    Common stock                                   $      30     $      30     $      30     $      30     $      30
    Additional paid-in capital                        27,809        27,816        27,831        27,885        27,885
    Beginning retained earnings                        9,978         9,978         9,978         5,559         5,559
    Year-to-date earnings                              3,961         2,624         1,366         5,055         3,776
    Year-to-date dividends                              (530)         (354)         (179)         (636)         (453)
    Common stock in treasury, at cost                 (6,943)       (6,968)       (7,005)       (5,989)       (5,169)
                                                   ---------     ---------     ---------     ---------     ---------
      Total realized shareholders' equity             34,305        33,126        32,021        31,904        31,628
    Accumulated other comprehensive loss              (4,837)       (6,254)       (6,517)       (6,355)       (4,181)
                                                   ---------     ---------     ---------     ---------     ---------
      Total shareholders' equity                   $  29,468     $  26,872     $  25,504     $  25,549     $  27,447
                                                   =========     =========     =========     =========     =========

            SELECTED QUARTERLY AVERAGE BALANCE SHEET AND SPREAD DATA

      The following table sets forth certain selected average balance sheet and spread data concerning the Company for the periods indicated (dollars in thousands):

                                                                              Three Months Ended
                                                 -----------------------------------------------------------------------------
                                                 September 30,      June 30,       March 31,      December 31,   September 30,
                                                      2000            2000           2000            1999            1999
                                                 -------------      --------       ---------      ------------   -------------
Average Interest-Earning Assets:
  Loans, net of deferred loan fees                $   395,935     $   383,876     $   371,258     $   364,959     $   360,404
  Securities purchased under resale agreements          2,879           1,711             228           1,280           4,662
  Investment securities available for sale -
    at amortized cost:
      U.S. agency callable bonds                      243,634         243,635         243,630         243,623         235,051
      U.S. agency mortgage-backed securities .          3,841           3,955           3,990           2,790           1,603
      Corporate debt securities                         4,104           4,100           4,096           2,714             314
                                                  -----------     -----------     -----------     -----------     -----------
        Total investment securities                   251,579         251,690         251,716         249,127         236,968
                                                  -----------     -----------     -----------     -----------     -----------
        Total interest-earning assets             $   650,393     $   637,277     $   623,202     $   615,366     $   602,034
                                                  ===========     ===========     ===========     ===========     ===========

Average Interest-Bearing Liabilities:
  Savings accounts                                $   160,336     $   167,413     $   182,593     $   210,422     $   238,541
  Certificates of deposit                             339,594         300,523         276,925         257,842         230,801
  Money market checking accounts                       14,528          15,839          18,130          19,700          21,624
                                                  -----------     -----------     -----------     -----------     -----------
    Total deposits                                    514,458         483,775         477,648         487,964         490,966
                                                  ===========     ===========     ===========     ===========     ===========

  Securities sold under repurchase agreements          19,698          40,533          41,680          19,068           7,753
  Borrowings from State of California                  33,000          32,472          22,363          10,761              --
  Term borrowings                                      30,000          30,000          30,659          48,696          54,511
  Trust preferred securities                           17,250          17,250          17,250          17,250          17,250
                                                  -----------     -----------     -----------     -----------     -----------
    Total borrowings                                   99,948         120,255         111,952          95,775          79,514
                                                  -----------     -----------     -----------     -----------     -----------
    Total interest-bearing liabilities            $   614,406     $   604,030     $   589,600     $   583,739     $   570,480
                                                  ===========     ===========     ===========     ===========     ===========

Yields on Average Interest-Earning Assets:
  Loans, net of deferred loan fees                       9.65%           9.50%           9.47%           9.36%           9.39%
  Securities purchased under resale agreements           6.49%           6.35%           5.29%           4.96%           4.94%
  Investment securities available for sale:
    U.S. agency callable bonds                           6.48%           6.48%           6.49%           6.49%           6.47%
    U.S. agency mortgage-backed securities               6.98%           7.08%           7.02%           6.88%           6.49%
    Corporate debt securities                            9.06%           8.68%           8.40%           8.11%           7.64%
                                                  -----------     -----------     -----------     -----------     -----------
      Total investment securities                        6.53%           6.53%           6.53%           6.51%           6.47%
                                                  -----------     -----------     -----------     -----------     -----------
      Total interest-earning assets                      8.42%           8.33%           8.30%           8.18%           8.19%
                                                  ===========     ===========     ===========     ===========     ===========

Rates on Average Interest-Bearing Liabilities:
  Savings accounts                                       5.15%           5.07%           4.83%           4.78%           4.78%
  Certificates of deposit                                6.29%           6.01%           5.71%           5.56%           5.42%
  Money market checking accounts                         4.24%           4.24%           4.39%           4.43%           4.42%
                                                  -----------     -----------     -----------     -----------     -----------
    Total deposits                                       5.88%           5.63%           5.32%           5.18%           5.07%
                                                  ===========     ===========     ===========     ===========     ===========

  Securities sold under repurchase agreements            6.83%           6.50%           6.19%           5.87%           5.88%
  Borrowings from State of California                    5.89%           5.77%           5.61%           5.38%           0.00%
  Term borrowings                                        5.87%           5.82%           5.83%           5.70%           5.71%
  Trust preferred securities                             9.39%           9.37%           9.37%           9.37%           9.37%
                                                  -----------     -----------     -----------     -----------     -----------
    Total borrowings                                     6.67%           6.54%           6.47%           6.36%           6.52%
                                                  -----------     -----------     -----------     -----------     -----------
    Total interest-bearing liabilities                   6.02%           5.82%           5.55%           5.38%           5.27%
                                                  ===========     ===========     ===========     ===========     ===========
Net Interest Rate Spread                                 2.40%           2.51%           2.75%           2.80%           2.92%
Net Interest Margin                                      2.73%           2.81%           3.05%           3.07%           3.19%
                                                  ===========     ===========     ===========     ===========     ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following is management's discussion and analysis of the major factors that influenced the consolidated results of operations and financial condition of the Company for the period ended September 30, 2000. This analysis should be read in conjunction with the Company's December 31, 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission and with the unaudited financial statements and notes as set forth elsewhere in this report.

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

Earnings Performance

      Net income was $1.3 million (or $0.51 per common share on a diluted basis) for the three months ended September 30, 2000, compared to $1.2 million (or $0.45 per common share on a diluted basis) for the corresponding period in 1999. Pre-tax income was $2.3 million compared to $2.1 million for the three months ended September 30, 2000 and 1999, respectively. The increase in pre-tax income was primarily due to decreases of $378,000 and $275,000 in non-interest expense and provision for loan losses, respectively, partially offset by decreases of $104,000 and $370,000 in non-interest income and net interest income, respectively.

      Net income was $4.0 million (or $1.51 per common share on a diluted basis) for the nine months ended September 30, 2000, compared to $3.8 million (or $1.35 per common share on a diluted basis) for the corresponding period in 1999. Pre-tax income was $6.8 million compared to $6.3 million for the nine months ended September 30, 2000 and 1999, respectively. The increase in pre-tax income was primarily due to decreases of $1.5 million and $955,000 in non-interest expense and provision for loan losses, respectively, partially offset by decreases of $1.2 million and $758,000 in non-interest income and net interest income, respectively.

      Annualized return on average shareholders' equity was 16.02% and 16.27% for the three and nine months ended September 30, 2000, respectively, compared to 16.11% and 16.79% for the same periods in 1999. Annualized return on average total assets was 0.82% and 0.83% for the three and nine months ended September 30, 2000, respectively, compared to 0.82% and 0.84% for the same periods in 1999.

Capital

      As of September 30, 2000, Pacific Crest's leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 6.96%, 10.28%, and 12.84%, respectively. The Bank's leverage ratio, tier 1 risk-based capital ratio and total risk-based capital ratio were 7.24%, 10.59% and 11.84%, respectively. These ratios placed Pacific Crest and the Bank in the "well-capitalized" category as defined by federal regulations, which require corresponding capital ratios of 5%, 6% and 10%, respectively, to qualify for that designation.

Dividends

      On October 19, 2000, the Company announced that the Board of Directors had declared a $0.07 per common share cash dividend for the fourth quarter of 2000. The dividend will be paid to shareholders of record at the close of business on December 1, 2000 and is payable on December 15, 2000.

      On July 28, 2000, the Company announced that the Board of Directors had declared a $0.07 per common share cash dividend for the third quarter of 2000. The dividend was payable to shareholders of record at the close of business on September 1, 2000 and was paid on September 15, 2000. The total amount of this dividend was approximately $176,000.

      The Company declared and paid a $0.07 per common share cash dividend during each of the first and second quarters of 2000 for a total of $179,000 and $175,000, respectively.

Stock Repurchase Plan

      As of September 30, 2000, the Company had 39,000 remaining shares authorized for repurchase under its common stock repurchase program. During the nine months ended September 30, 2000, the Company repurchased 102,000 shares of its common stock for a total cost of approximately $1,149,000, which resulted in an average cost per share of $11.27. During the same period, the Company utilized repurchased shares for all of its common stock issuances under the Company's employee stock purchase plan, non-employee directors stock purchase plan, and employee stock option plan, which totaled 12,736 shares.

Sale of Interest Rate Cap Agreement

      On February 8, 2000, the Company sold its interest rate cap agreement for $2.5 million and recognized a deferred gain of $1.8 million, which was reported in the Consolidated Balance Sheets under the caption "Accrued interest payable and other liabilities". The interest rate cap agreement had originally been purchased on June 8, 1998, at a price of $925,000. The deferred gain will be amortized as a credit to "Interest expense - deposits" over the remaining life of the original interest rate cap agreement, which had a maturity date of June 8, 2003. During the nine months ended September 30, 2000, the amount of deferred gain amortization totaled $356,000, which resulted in a reduction in interest expense on deposits. Conversely, during the nine months ended September 30, 1999, the amortization of the purchase price of the interest rate cap totaled $138,000, which resulted in an increase in interest expense on deposits. As of September 30, 2000, the remaining deferred gain resulting from the sale of the interest rate cap totaled $1.5 million and will be amortized as follows: $140,000 for the last three months of 2000, $554,000 for 2001, $554,000 for 2002, and $242,000 for
2003.

SBA Lending

      During the third quarter of 2000, the U.S. Small Business Administration ("SBA") awarded the Company "Preferred Lender" status for the Orange County, California SBA district. Preferred Lender status is the highest designation granted to lenders by the SBA. The Orange County SBA district includes Orange, San Bernardino and Riverside counties.

      In April of 2000, the SBA awarded the Company Preferred Lender status for the Los Angeles SBA district, which covers Los Angeles, Ventura, and Santa Barbara counties. In October of 1999, the SBA awarded the Company Preferred Lender status for the San Diego SBA district, which covers San Diego and Imperial counties.

      In June of 2000, the Company hired one Senior Vice President and three Vice Presidents in San Diego in order to significantly expand the Company's SBA lending capabilities in Southern California. Each of the four officers has a minimum of five years experience in the SBA industry and together they have a combined 24 years of experience in the SBA industry.

Full Service Checking Accounts

      During the third quarter of 2000, the Company introduced full service, demand deposit checking accounts on a pilot basis. The Company intends to offer this checking product to all of its customers during the fourth quarter of 2000. Management anticipates that the growth of this checking product could reduce the Company's average cost of funds and provide a stable source of funding for loan growth.

RESULTS OF OPERATIONS

Net Interest Income

      Three Months Ended September 30, 2000 vs. Three Months Ended September 30, 1999

      The following table presents the Company's consolidated average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest yields/rates for the periods presented. All average balances are daily average balances (dollars in thousands):

                                                                            Three Months Ended September 30,
                                                    -----------------------------------------------------------------------------
                                                                    2000                                     1999
                                                    -------------------------------------     -----------------------------------
                                                                  Interest      Average                    Interest     Average
                                                    Average       Income/        Yield/       Average      Income/       Yield/
                                                    Balance       Expense         Rate        Balance      Expense        Rate
                                                    --------      -------     -----------     --------     -------    -----------
Interest-Earning Assets:
  Loans (1)                                         $395,935      $ 9,605            9.65%    $360,404     $ 8,533           9.60%
  Securities purchased under resale agreements         2,879           47            6.49%       4,662          58           4.94%
  Investment securities available for sale (2):
    U.S. government sponsored agency securities:
      Callable bonds                                 243,634        3,948            6.48%     235,051       3,800           6.47%
      Mortgage-backed securities                       3,841           67            6.98%       1,603          26           6.49%
    Corporate debt securities                          4,104           93            9.06%         314           6           7.64%
                                                    --------      -------     -----------     --------     -------    -----------
        Total investment securities                  251,579        4,108            6.53%     236,968       3,832           6.47%
                                                    --------      -------     -----------     --------     -------    -----------
        Total interest-earning assets                650,393       13,760            8.42%     602,034      12,423           8.19%
                                                                  -------     -----------                  -------    -----------
Non-interest-earning assets                            9,050                                    10,093
Less: allowance for loan losses                       (7,134)                                   (6,271)
                                                    --------                                  --------
  Total assets                                      $652,309                                  $605,856
                                                    ========                                  ========

Interest-Bearing Liabilities:
  Savings accounts                                  $160,336        2,074            5.15%    $238,541       2,876           4.78%
  Certificates of deposit                            339,594        5,371            6.29%     230,801       3,151           5.42%
  Money market checking accounts                      14,528          155            4.24%      21,624         241           4.42%
                                                    --------      -------     -----------     --------     -------    -----------
    Total deposits                                   514,458        7,600            5.88%     490,966       6,268           5.07%
                                                    --------      -------     -----------     --------     -------    -----------
  Securities sold under repurchase agreements         19,698          338            6.83%       7,753         115           5.88%
  Borrowings from State of California                 33,000          497            5.89%                       0             --
  Term borrowings                                     30,000          450            5.87%      54,511         796           5.71%
  Trust preferred securities                          17,250          405            9.39%      17,250         404           9.37%
                                                    --------      -------     -----------     --------     -------    -----------
    Total borrowings                                  99,948        1,690            6.67%      79,514       1,315           6.52%
                                                    --------      -------     -----------     --------     -------    -----------
    Total interest-bearing liabilities               614,406        9,290            6.02%     570,480       7,583           5.27%
                                                                  -------     -----------                  -------    -----------
Non-interest-bearing liabilities                       9,681                                     6,319
Shareholders' equity                                  28,222                                    29,057
                                                    --------                                  --------
  Total liabilities and shareholders' equity        $652,309                                  $605,856
                                                    ========                                  ========
Excess of interest-earning assets
  over interest-bearing liabilities                 $ 35,987                                  $ 31,554
                                                    ========                                  ========
Net interest income                                               $ 4,470                                  $ 4,840
                                                                  =======                                  =======
Net interest rate spread (3)                                                         2.40%                                   2.92%
                                                                                     ====                             ===========
Net interest margin (4)                                                              2.73%                                   3.19%
                                                                                     ====                             ===========
Average interest-earning assets to
  average interest-bearing liabilities                 105.9%                                    105.5%
                                                    ========                                  ========

----------
(1) Average balances of loans are calculated net of deferred loan fees, but include non-accrual loans which have a zero yield.
(2) Average balances of investment securities available for sale are presented on a historical amortized cost basis, without the effects of fair value adjustments.
(3) Net interest rate spread represents the yield earned on average total interest-earning assets less the rate paid on average total interest-bearing liabilities.
(4) Net interest margin is computed by dividing annualized net interest income by average total interest-earning assets.

      The following table sets forth the composition of average interest-earning assets and average interest-bearing liabilities by category and by the percentage of each category to the total for the periods indicated, including the change in average balance and yield/rate between these respective periods (dollars in thousands):

                                                                    Three Months Ended September 30,
                                      ----------------------------------------------------------------------------------------------
                                                   2000                           1999                           Net Change
                                      ----------------------------    ----------------------------    ------------------------------
                                                    %      Average                 %       Average                    %      Average
                                      Average      of      Yield/     Average     of       Yield/     Average        of      Yield/
                                      Balance     Total     Rate      Balance    Total      Rate      Balance       Total     Rate
                                      --------    -----    -------    --------   -----     -------    --------     ------    -------
Interest-Earning Assets:
   Loans                              $395,935     60.9%     9.65%    $360,404    59.8%      9.39%    $ 35,531        1.1%     0.26%
   Securities purchased under
     resale agreements                   2,879      0.4%     6.49%       4,662     0.8%      4.94%      (1,783)      -0.3%     1.55%
   Investment securities available
     for sale:
      U.S. government sponsored
       agency securities:
        Callable bonds                 243,634     37.5%     6.48%     235,051    39.0%      6.47%       8,583       -1.6%     0.01%
        Mortgage-backed securities       3,841      0.6%     6.98%       1,603     0.3%      6.49%       2,238        0.3%     0.49%
      Corporate debt securities          4,104      0.7%     9.06%         314     0.1%      7.64%       3,790        0.6%     1.42%
                                      --------    -----               --------   -----                --------     ------
      Total investment securities      251,579     38.7%     6.53%     236,968    39.4%      6.47%      14,611       -0.7%     0.06%
                                      --------    -----               --------   -----                --------     ------
      Total interest-earning assets   $650,393    100.0%     8.42%    $602,034   100.0%      8.19%    $ 48,359                 0.23%
                                      ========    =====               ========   =====                ========
Interest-Bearing Liabilities:
   Savings accounts                   $160,336     26.1%     5.15%    $238,541    41.8%      4.78%    $(78,205)     -15.7%     0.37%
   Certificates of deposit             339,594     55.3%     6.29%     230,801    40.5%      5.42%     108,793       14.8%     0.87%
   Money market
     checking accounts                  14,528      2.3%     4.24%      21,624     3.8%      4.42%      (7,096)      -1.5%    -0.18%
                                      --------    -----               --------   -----                --------     ------
     Total deposits                    514,458     83.7%     5.88%     490,966    86.1%      5.07%      23,492      -2.3%      0.81%
                                      --------    -----               --------   -----                --------     ------
   Securities sold under
    repurchase agreements               19,698      3.2%     6.83%       7,753     1.4%      5.88%      11,945        1.8%     0.95%
   Borrowings from State
    of California                       33,000      5.4%     5.89%          --      --         --       33,000        5.4%     5.89%
   Term borrowings                      30,000      4.9%     5.87%      54,511     9.5%      5.71%     (24,511)      -4.6%     0.16%
   Trust preferred securities           17,250      2.8%     9.39%      17,250     3.0%      9.37%          --       -0.2%     0.02%
                                      --------    -----               --------   -----                --------     ------
     Total borrowings                   99,948     16.3%     6.67%      79,514    13.9%      6.52%      20,434        2.3%     0.15%
                                      --------    -----               --------   -----                --------     ------
     Total interest-bearing
       liabilities                    $614,406    100.0%     6.02%    $570,480   100.0%      5.27%    $ 43,926                 0.75%
                                      ========    =====               ========   =====                ========

Excess of interest-earning assets
  over interest-bearing liabilities   $ 35,987                        $ 31,554                        $  4,433
Net interest rate spread                                     2.40%                           2.92%                            -0.52%
Net interest margin                                          2.73%                           3.19%                            -0.46%

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

                                                          Three Months Ended
                                                             September 30,
                                                             2000 vs. 1999
                                                    -------------------------------
                                                      Increase (Decrease) Due To
                                                    -------------------------------
                                                    Volume        Rate       Total
                                                    -------     -------     -------
Interest Income:
  Loans                                             $   837     $   235     $ 1,072
  Securities purchased under resale
    agreements                                          (26)         15         (11)
  Investment securities available for sale:
    U.S. government sponsored agency securities:
      Callable bonds                                    142           6         148
      Mortgage-backed securities                         39           2          41
    Corporate debt securities                            86           1          87
                                                    -------     -------     -------
        Total investment securities                     267           9         276
                                                    -------     -------     -------
        Total interest income                       $ 1,078     $   259     $ 1,337
                                                    =======     =======     =======

Interest Expense:
  Savings accounts                                  $(1,008)    $   206     $  (802)
  Certificates of deposit                             1,656         564       2,220
  Money market checking accounts                        (77)         (9)        (86)
                                                    -------     -------     -------
    Total deposits                                      571         761       1,332
                                                    -------     -------     -------
  Securities sold under repurchase
    agreements                                          202          21         223
  Borrowings from State of California                   497          --         497
  Term borrowings                                      (367)         21        (346)
  Trust preferred securities                             --           1           1
                                                    -------     -------     -------
    Total borrowings                                    332          43         375
                                                    -------     -------     -------
    Total interest expense                          $   903     $   804     $ 1,707
                                                    =======     =======     =======
Net interest income                                 $   175     $  (545)    $  (370)
                                                    =======     =======     =======

      Net Interest Income

      Net interest income decreased by $370,000, to $4.5 million, during the three months ended September 30, 2000 compared to the same period in 1999. This decrease was comprised of a $545,000 decrease attributable to changes in interest rates, partially offset by a $175,000 increase attributable to changes in volume. This was primarily due to the reduction in the net interest rate spread of 52 basis points, to 2.40%, partially offset by the $4.4 million increase, to $36.0 million, in the excess of interest-earning assets over interest-bearing liabilities during the third quarter of 2000 compared to the same period in 1999.

      The reduction in the net interest rate spread was principally due to an increase of 75 basis points, to 6.02%, in the rate paid on average total interest-bearing liabilities, partially offset by an increase of 23 basis points, to 8.42%, in the yield on average total interest-earning assets. The rate paid on average total interest-bearing liabilities increased primarily due to the rise in interest rates, which started during the second half of 1999. The yield earned on average total interest-earning assets increased principally due to an increase of 26 basis points, to 9.65%, in the yield earned on average loans. The growth in the excess of interest-earning assets over interest-bearing liabilities was primarily due to an increase of $48.3 million, to $650.4 million, in average total interest-earning assets, partially offset by an increase of $43.9 million, to $614.4 million, in average total interest-bearing liabilities.

      Total Interest Income

      Total interest income increased by $1.3 million, to $13.8 million, during the three months ended September 30, 2000 compared to the same period in 1999. This was due to the growth in average total interest-earning assets and to the increase in yield earned on these assets, which contributed $1.1 million and $259,000, respectively, to interest income.

      The growth in average total interest-earning assets of $48.4 million during the third quarter of 2000 compared to the same period in 1999, was principally due to an increase in average loans of $35.5 million, to $395.9 million, and an increase in average investment securities of $14.6 million, to $251.6 million, partially offset by a decrease of $1.8 million, to $2.9 million, in average securities purchased under resale agreements. The growth in loans and investment securities was funded by deposits and borrowings, as well as through liquidation of securities purchased under resale agreements.

      The $14.6 million increase in average investment securities was primarily due to the purchase in the third quarter of 1999 of $34.5 million of fixed rate, U.S. government sponsored agency callable bonds with a weighted average coupon of 7.10%. The purchase of these securities was funded by an increase in deposits. Contributing to the $14.6 million increase in average investment securities were the purchases in the fourth quarter of 1999 of $2.5 million of fixed rate, Fannie Mae mortgage-backed securities with a weighted average coupon of 7.50%, and $4.1 million of variable rate, corporate debt securities with a weighted average coupon of 7.36%.

      The yield on average total interest-earning assets increased by 23 basis points, to 8.42%, during the three months ended September 30, 2000 compared to the same period in 1999, primarily due to the above-mentioned increase of 26 basis points, to 9.65%, in the yield on average loans, as well as to increases of 6 basis points and 155 basis points in the yields on average investment securities and average securities purchased under resale agreements, respectively.

      Contributing to the increase in the yield on average loans was the increase of 75 basis points, to 5.50%, in the federal funds rate by the Board of Governors of the Federal Reserve System (the "Federal Reserve"), which took place during the second half of 1999, the increase of 50 basis points, to 6.00%, which took place during the first quarter of 2000, and the additional increase of 50 basis points to 6.50%, which took place during the second quarter of 2000. The impact of these increases in the federal funds rate caused upward repricing on the Company's variable rate loans, especially those tied to the prime rate. The federal funds rate is the rate at which banks lend to each other in the overnight market. Increases in the federal funds rate generally result in increases of the prime rates offered by major banks, including Bank of America. The Company's prime rate loans are priced at a margin above either Bank of America's prime lending rate or the published Wall Street Journal prime lending rate.

      The increase in the yield on average investment securities of 6 basis points, to 6.53%, during the three months ended September 30, 2000 compared to the same period last year, was primarily due to the above mentioned purchases in the fourth quarter of 1999 of $4.1 million in higher yielding corporate debt securities and $2.5 million in higher yielding mortgage-backed securities.

      Total Interest Expense

      Total interest expense increased by $1.7 million, to $9.3 million, during the three months ended September 30, 2000 compared to the same period in 1999. This was due to the growth in average interest-bearing liabilities and to the increase in the interest rate paid on these liabilities, which contributed $903,000 and $804,000, respectively, to interest expense.

      The growth in average total interest-bearing liabilities of $43.9 million during the third quarter of 2000 compared to the same period in 1999, was primarily due to an increase in average deposits of $23.5 million, to $514.5 million, and an increase in average borrowings of $20.4 million, to $99.9 million. The changes in average deposits and average borrowings resulted in a shift in the mix of average total interest-bearing liabilities to higher rate borrowings from lower rate deposits. The percentage of average borrowings to average total interest-bearing liabilities increased to 16.3% during the third quarter of 2000 from 13.9% during the same period in 1999.

      The increase in average deposits of $23.5 million during the third quarter of 2000 compared to the third quarter of 1999, was principally due to an increase in average certificates of deposit of $108.8 million, partially offset by decreases of $78.2 million and $7.1 million in average savings accounts and average money market checking accounts, respectively.

      Deposits decreased $21.5 million over two quarters from $495.2 million at September 30, 1999 to $473.6 million at March 31, 2000, then increased $34.0 million to $507.6 million at June 30, 2000, and finally increased $3.6 million to $511.2 million at September 30, 2000. During this twelve month period, certificate of deposit balances constantly increased, while savings/money market checking account balances constantly decreased.

      The increases in deposits of $34.0 million and $3.6 million during the second and third quarters of 2000, respectively, were primarily attributable to the Company's significant increases in certificate of deposit rates in April and May 2000, and to the addition of $16.8 million in brokered deposits during the second quarter of 2000. Thus, the growth in certificates of deposit outpaced the runoff in savings/money market checking accounts during these two quarters and was used to pay down securities sold under repurchase agreements and to fund loans.

      The changes in the average balances of the Company's deposit products during the three months ended September 30, 2000 compared to the same period in 1999, were primarily attributable to the Company's deposit strategy in 1999, which continued through the middle of July 2000. When short-term interest rates started rising in the middle of 1999, the Company pursued a strategy of limiting interest rate increases on its liquid savings and money market checking accounts, while paying higher market interest rates on its term certificates of deposit. This strategy was intended to better control total interest costs during a rising interest rate environment as well as to better match fixed rate liabilities with fixed rate assets. As a result, the balances of higher rate certificates of deposit increased, while the balances of lower rate savings accounts and money market accounts decreased, thus changing the mix of deposits. The percentage of average certificates of deposit to average total deposits increased to 66.0% during the third quarter of 2000 from 47.0% during the third quarter of 1999. In February of 2000, and later, in May of 2000, the Company raised the rates on its savings accounts in response to the increase in market interest rates. The Company continued to raise the rates on its certificates of deposit during 2000 until the middle of July of 2000, when the Company reduced the rates on its one-year and two-year certificates, and later, in the middle of August of 2000, the Company reduced the rates on its one- to five-year certificates.

      The increase in average borrowings of $20.4 million during the third quarter of 2000 compared to the third quarter of 1999, was principally due to increases of $33.0 million and $11.9 million in average borrowings from the State of California and average securities sold under repurchase agreements, respectively, partially offset by a reduction in average term borrowings of $24.5 million.

      Securities sold under repurchase agreements increased $30.6 million over two quarters from $20.5 million at September 30, 1999 to $51.1 million at March 31, 2000, then declined $30.1 million to $21.0 million at June 30, 2000, and finally increased $3.0 million to $24.0 million at September 30, 2000. The $30.6 million increase during the fourth quarter of 1999 and first quarter of 2000 was used principally to cover the deposits runoff previously mentioned, and to fund loans. The $30.1 million decrease during the second quarter of 2000 was paid down with new deposits. The $3.0 million increase during the third quarter of 2000 was primarily used to fund loans.

      Borrowings from the State of California, which started during the fourth quarter of 1999, increased $5.0 million from $20.0 million at December 31, 1999 to $25.0 million at March 31, 2000, and then increased $8.0 million to $33.0 million at June 30, 2000. This $33.0 million balance remained unchanged through the third quarter of 2000. The Company used the $25.0 million borrowed during the fourth quarter of 1999 and first quarter of 2000 to pay off certain term borrowings, which were called by the lender, and used the $8.0 million borrowed during the second quarter of 2000 to pay down securities sold under repurchase agreements.

      Term borrowings decreased $20.0 million from $50.0 million at September 30, 1999 to $30.0 million at September 30, 2000, due to this debt being called by the lender during the fourth quarter of 1999.

      The increase in the rate on average total interest-bearing liabilities of 75 basis points, to 6.02%, during the three months ended September 30, 2000 compared to the same period in 1999, was principally due to the following factors:

      o     The rate on average deposits increased 81 basis points, to 5.88%.

      o     The rate on average borrowings increased 15 basis points, to 6.67%.

      o The mix of average deposits shifted to higher rate certificates of deposit from lower rate savings/money market checking accounts.

      o The mix of average total interest-bearing liabilities shifted to higher rate borrowings from lower rate deposits.

      The increase in the rate on average deposits of 81 basis points during the third quarter of 2000 compared to the same period last year, was primarily due to the following factors:

      o The Company started raising the interest rates on its one-to five-year certificates of deposit beginning in the second quarter of 1999 and continued through the middle of July 2000.

      o In February 2000, and later, in May 2000, the Company raised the rates on its savings accounts, which had not been increased during 1999.

      o The mix of average deposits shifted to higher rate certificates of deposit from lower rate savings/money market accounts.

      The increase in the rate on average borrowings of 15 basis points during the three months ended September 30, 2000 compared to the same period in 1999, was primarily due to the following factors:

      o Interest rates started to rise in the second half of 1999 and continued to rise through the second quarter of 2000 due to the increases in the federal funds rate by the Federal Reserve, as described above. This served to raise the rates on the Company's available borrowing facilities, especially short-term borrowings. The rate on average securities sold under agreements to repurchase increased by 95 basis points, to 6.83%, during the three months ended September 30, 2000 compared to the same period in 1999.

      o During the first quarter of 2000, a $10.0 million callable term borrowing, bearing interest at a lower rate of 5.48%, was called by the lender and was partially replaced by a $5.0 million State of California borrowing, bearing interest at a higher rate of 5.83% and maturing in June 2000. Upon maturity, this $5.0 million State of California borrowing was replaced by a $5.0 million State of California borrowing bearing interest at 5.79% and maturing in August 2000.

      o During the second quarter of 2000, a $5.0 million State of California borrowing matured, bearing interest at a lower rate of 5.18%. This was replaced by a $5.0 million State of California borrowing, bearing interest at a higher rate of 5.87% and maturing in July 2000.

      o During the third quarter of 2000, a total of $18.0 million in State of California borrowings matured, bearing interest at a lower weighted average rate of 5.87%. These were replaced by $18.0 million in State of California borrowings, bearing interest at a higher weighted average rate of 6.21%.

      o During the third quarter of 2000, a $20.0 million callable term borrowing, bearing interest at a lower rate of 5.75%, was called by the lender, and replaced by a term borrowing bearing interest at a higher rate of 6.62%.

Partially offsetting the increase in the rate on average borrowings were the following factors:

      o During the fourth quarter of 1999, $20.0 million of higher rate 5.71% callable term borrowings were called by the lender and replaced by the Company with $20.0 million of lower rate 5.57% State of California borrowings.

      o During the second quarter of 2000, $8.0 million of higher rate 6.85% securities sold under repurchase agreements were replaced by a $8.0 million State of California borrowing, bearing interest at a lower rate of 5.91% and maturing in July 2000.

Net Interest Income

      Nine Months Ended September 30, 2000 vs. Nine Months Ended September 30, 1999

      The following table presents the Company's consolidated average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest yields/rates for the periods presented. All average balances are daily average balances (dollars in thousands):

                                                                        Nine Months Ended September 30,
                                                    -------------------------------------------------------------------
                                                                    2000                                1999
                                                    -------------------------------------------------------------------
                                                                  Interest   Average                  Interest   Average
                                                    Average       Income/    Yield/     Average       Income/    Yield/
                                                    Balance       Expense     Rate      Balance       Expense     Rate
                                                    --------      --------   -------    --------      --------   -------
Interest-Earning Assets:
  Loans (1)                                         $383,734      $27,412      9.55%    $340,544      $24,247      9.52%
  Securities purchased under resale agreements         1,610           77      6.39%      10,670          397      4.97%
  Investment securities available for sale (2):
    U.S. government sponsored agency securities:
      Callable bonds                                 243,633       11,850      6.48%     239,765       11,801      6.56%
      Mortgage-backed securities                       3,929          207      7.02%       1,607           77      6.39%
    Corporate debt securities                          4,100          268      8.71%       3,375          159      6.28%
                                                    --------      -------    ------     --------      -------    ------
        Total investment securities                  251,662       12,325      6.53%     244,747       12,037      6.56%
                                                    --------      -------    ------     --------      -------    ------
        Total interest-earning assets                637,006       39,814      8.35%     595,961       36,681      8.23%
                                                                  -------    ------                   -------    ------
Non-interest-earning assets                            7,458                              12,645
Less: allowance for loan losses                       (6,860)                             (5,840)
                                                    --------                            --------
  Total assets                                      $637,604                            $602,766
                                                    ========                            ========

Interest-Bearing Liabilities:
  Savings accounts                                  $170,078        6,381      5.01%    $251,439        8,984      4.78%
  Certificates of deposit                            305,804       13,793      6.03%     197,562        7,997      5.41%
  Money market checking accounts                      16,160          515      4.26%      22,715          747      4.40%
                                                    --------      -------    ------     --------      -------    ------
    Total deposits                                   492,042       20,689      5.62%     471,716       17,728      5.02%
                                                    --------      -------    ------     --------      -------    ------
  Securities sold under repurchase agreements         33,918        1,634      6.44%      14,619          589      5.39%
  Borrowings from State of California                 29,292        1,288      5.78%                        0        --
  Term borrowings                                     30,219        1,343      5.84%      63,581        2,746      5.70%
  Trust preferred securities                          17,250        1,213      9.38%      17,250        1,213      9.38%
                                                    --------      -------    ------     --------      -------    ------
    Total borrowings                                 110,679        5,478      6.56%      95,450        4,548      6.32%
                                                    --------      -------    ------     --------      -------    ------
    Total interest-bearing liabilities               602,721       26,167      5.80%     567,166       22,276      5.25%
                                                                  -------    ------                   -------    ------
Non-interest-bearing liabilities                       8,901                               6,226
Shareholders' equity                                  25,982                              29,374
                                                    --------                            --------
  Total liabilities and shareholders' equity        $637,604                            $602,766
                                                    --------                            --------
Excess of interest-earning assets over
  interest-bearing liabilities                      $ 34,285                            $ 28,795
                                                    ========                            ========
Net interest income                                               $13,647                             $14,405
                                                                  =======                             =======
Net interest rate spread                                                       2.55%                               2.98%
                                                                             ======                              =======
Net interest margin                                                            2.86%                               3.23%
                                                                             ======                              =======
Average interest-earning assets to
  average interest-bearing liabilities                105.7%                               105.1%
                                                    ========                            ========

----------
(1) Average balances of loans are calculated net of deferred loan fees, but include non-accrual loans which have a zero yield.
(2) Average balances of investment securities available for sale are presented on a historical amortized cost basis, without the effects of fair value adjustments.

      The following table sets forth the composition of average interest-earning assets and average interest-bearing liabilities by category and by the percentage of each category to the total for the periods indicated, including the change in average balance and yield/rate between these respective periods (dollars in thousands):

                                                                         Nine Months Ended September 30,
                                             ---------------------------------------------------------------------------------------
                                                         2000                          1999                       Net Change
                                             ---------------------------   ---------------------------   ---------------------------
                                                           %     Average                 %     Average                 %     Average
                                             Average      of     Yield/    Average      of     Yield/    Average      of     Yield/
                                             Balance     Total    Rate     Balance     Total    Rate     Balance     Total    Rate
                                             --------    -----   -------   --------    -----   -------   --------    -----   -------
Interest-Earning Assets:
   Loans                                     $383,734    60.2%    9.54%    $340,544    57.1%    9.52%    $ 43,190     3.1%    0.02%
   Securities purchased under
     resale agreements                          1,610     0.2%    6.39%      10,670     1.8%    4.97%      (9,060)   -1.6%    1.42%
   Investment securities available for sale:
     U.S. government sponsored
       agency securities:
        Callable bonds                        243,633    38.2%    6.49%     239,765    40.2%    6.56%       3,868    -2.0%   -0.07%
        Mortgage-backed securities              3,929     0.6%    7.02%       1,607     0.3%    6.39%       2,322     0.3%    0.63%
     Corporate debt securities                  4,100     0.6%    8.72%       3,375     0.6%    6.28%         725     0.0%    2.44%
                                             --------   -----              --------   -----              --------   -----
     Total investment securities              251,662    39.6%    6.53%     244,747    41.1%    6.56%       6,915    -1.5%   -0.03%
                                             --------   -----              --------   -----              --------   -----
     Total interest-earning assets           $637,006   100.0%    8.35%    $595,961   100.0%    8.23%    $ 41,045             0.12%
                                             ========   =====              ========   =====              ========

Interest-Bearing Liabilities:
   Savings accounts                          $170,078    28.2%    5.01%    $251,439    44.3%    4.78%    $(81,361)  -16.1%    0.23%
   Certificates of deposit                    305,804    50.7%    6.02%     197,562    34.9%    5.41%     108,242    15.8%    0.61%
   Money market
     checking accounts                         16,160     2.6%    4.26%      22,715     4.0%    4.40%      (6,555)   -1.4%   -0.14%
                                             --------   -----              --------   -----              --------   -----
     Total deposits                           492,042    81.6%    5.62%     471,716    83.2%    5.02%      20,326    -1.6%    0.60%
                                             --------   -----              --------   -----              --------   -----
   Securities sold under
    repurchase agreements                      33,918     5.6%    6.44%      14,619     2.6%    5.39%      19,299     3.0%    1.05%
   Borrowings from State
    of California                              29,292     4.9%    5.78%                                    29,292     4.9%    5.78%
   Term borrowings                             30,219     5.0%    5.84%      63,581    11.2%    5.70%     (33,362)   -6.2%    0.14%
   Trust preferred securities                  17,250     2.9%    9.38%      17,250     3.0%    9.38%                -0.1%    0.00%
                                             --------   -----              --------   -----              --------   -----
     Total borrowings                         110,679    18.4%    6.56%      95,450    16.8%    6.32%      15,229     1.6%    0.24%
                                             --------   -----              --------   -----              --------   -----
     Total interest-bearing
       liabilities                           $602,721   100.0%    5.80%    $567,166   100.0%    5.25%    $ 35,555             0.55%
                                             ========   =====              ========   =====              ========

Excess of interest-earning assets
   over interest-bearing liabilities         $ 34,285                      $ 28,795                      $  5,490
Net interest rate spread                                          2.55%                         2.98%                        -0.43%
Net interest margin                                               2.86%                         3.23%                        -0.37%

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

                                                           Nine Months Ended
                                                             September 30,
                                                             2000 vs. 1999
                                                    -----------------------------
                                                     Increase (Decrease) Due To
                                                    -----------------------------
                                                    Volume       Rate      Total
                                                    -------    -------    -------
Interest Income:
  Loans                                             $ 3,113    $    52    $ 3,165
  Securities purchased under resale
      agreements                                       (409)        89       (320)
  Investment securities available for sale:
     U.S. government sponsored agency securities:
          Callable bonds                                181       (132)        49
          Mortgage-backed securities                    122          8        130
     Corporate debt securities                           39         70        109
                                                    -------    -------    -------
                  Total investment securities           342        (54)       288
                                                    -------    -------    -------
                  Total interest income             $ 3,046    $    87    $ 3,133
                                                    =======    =======    =======

Interest Expense:
  Savings accounts                                  $(3,020)   $   417    $(2,603)
  Certificates of deposit                             4,807        989      5,796
  Money market checking accounts                       (209)       (23)      (232)
                                                    -------    -------    -------
          Total deposits                              1,578      1,383      2,961
                                                    -------    -------    -------
  Securities sold under repurchase
       agreements                                       911        134      1,045
  Borrowings from State of California                 1,288         --      1,288
  Term borrowings                                    (1,468)        65     (1,403)
  Trust preferred securities                             --         --         --
                                                    -------    -------    -------
          Total borrowings                              731        199        930
                                                    -------    -------    -------
          Total interest expense                    $ 2,309    $ 1,582    $ 3,891
                                                    -------    -------    -------
Net interest income                                 $   737    $(1,495)   $  (758)
                                                    =======    =======    =======

        Net Interest Income

      Net interest income decreased by $758,000, to $13.6 million, during the nine months ended September 30, 2000 compared to the same period in 1999. This decrease was comprised of a $1.5 million decrease attributable to changes in interest rates, partially offset by a $737,000 increase attributable to changes in volume. This was primarily due to the reduction in the net interest rate spread of 43 basis points, to 2.55 %, partially offset by the $5.5 million increase, to $34.3 million, in the excess of interest-earning assets over interest-bearing liabilities during the nine months ended September 30, 2000 compared to the same period in 1999.

      The reduction in the net interest rate spread was principally due to an increase of 55 basis points, to 5.80%, in the rate paid on average total interest-bearing liabilities, partially offset by an increase of 12 basis points, to 8.35%, in the yield on average total interest-earning assets. The rate paid on average total interest-bearing liabilities increased primarily due to the rise in interest rates, which started during the second half of 1999. The yield earned on average total interest-earning assets increased principally due to a shift in the mix of average total interest-earning assets to higher yielding loans from lower yielding securities. The growth in the excess of interest-earning assets over interest-bearing liabilities was primarily due to an increase of $41.0 million, to $637.0 million, in average total interest-earning assets, partially offset by an increase of $35.6 million, to $602.7 million, in average total interest-bearing liabilities.

      Total Interest Income

      Total interest income increased by $3.1 million, to $39.8 million, during the nine months ended September 30, 2000 compared to the same period in 1999. This was due to the growth in average total interest-earning assets and to the increase in yield earned on these assets, which contributed $3.0 million and $87,000, respectively, to interest income.

      The growth in average total interest-earning assets of $41.0 million during the nine months ended September 30, 2000 compared to the same period in 1999, was principally due to an increase in average loans of $43.2 million, to $383.7 million, and an increase in average investment securities of $6.9 million, to $251.7 million, partially offset by a decrease of $9.1 million, to $1.6 million, in average securities purchased under resale agreements. The growth in loans was funded by deposits and borrowings as well as through liquidation of securities purchased under resale agreements. The relatively larger growth in average loans compared to that of average investment securities, as well as the reduction in average securities purchased under resale agreements, resulted in a shift in the mix of average total interest-earning assets to higher yielding loans from lower yielding securities. The percentage of average loans to average total interest-earning assets increased to 60.2% in the first nine months of 2000 from 57.1% in the first nine months of 1999.

      The yield on average total interest-earning assets increased by 12 basis points, to 8.35%, during the nine months ended September 30, 2000 compared to the same period in 1999, primarily due to the above mentioned shift in the mix of average total interest-earning assets to higher yielding loans from lower yielding securities, as well as to increases of 2 basis points and 142 basis points in the yields on average loans and average securities purchased under resale agreements, respectively. Partially offsetting these factors was a decrease of 3 basis points in the yield on average investment securities.

      The decrease in the yield on average investment securities of 3 basis points, to 6.53%, during the nine months ended September 30, 2000 compared to the same period last year, was primarily due to the calls and sales in 1999 of $148.0 million of higher yielding callable bonds with a weighted average coupon rate of 6.71%, which were partially replaced by the purchases of $85.8 million of lower yielding, shorter maturity, callable bonds with a weighted average coupon rate of 6.23%. Partially offsetting this factor were the purchases in the fourth quarter of 1999 of higher yielding corporate debt securities and mortgage-backed securities.

      Total Interest Expense

      Total interest expense increased by $3.9 million, to $26.2 million, during the nine months ended September 30, 2000 compared to the same period in 1999. This was due to the growth in average interest-bearing liabilities and to the increase in rate on these liabilities, which contributed $2.3 million and $1.6 million, respectively, to interest expense.

      The growth in average total interest-bearing liabilities of $35.6 million during the first nine months of 2000 compared to the same period in 1999, was primarily due to an increase in average deposits of $20.3 million, to $492.0 million, and an increase in average borrowings of $15.2 million, to $110.7 million. The changes in average deposits and average borrowings resulted in a shift in the mix of average total interest-bearing liabilities to higher rate borrowings from lower rate deposits. The percentage of average borrowings to average total interest-bearing liabilities increased to 18.4% during the first nine months of 2000 from 16.8% during the same period last year.

      The increase in average deposits of $20.3 million during the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999, was principally due to an increase in average certificates of deposit of $108.2 million, partially offset by decreases of $81.4 million and $6.6 million in average savings accounts and average money market checking accounts, respectively.

      The changes in the average balances of the Company's deposit products during the nine months ended September 30, 2000 compared to the same period in 1999, were primarily attributable to the Company's deposit strategy in 1999 and 2000, which was described earlier. As a result, the balances of higher rate certificates of deposit increased, while the balances of lower rate savings accounts and money market accounts decreased, thus changing the mix of deposits. The percentage of average certificates of deposit to average total deposits increased to 62.2% during the first nine months of 2000 from 41.9% during the first nine months of 1999.

      The increase in average borrowings of $15.2 million during the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999, was principally due to increases of $29.3 million and $19.3 million in average borrowings from the State of California and average securities sold under repurchase agreements, respectively, partially offset by a reduction in average term borrowings of $33.4 million.

      The increase in the rate on average total interest-bearing liabilities of 55 basis points, to 5.80%, during the nine months ended September 30, 2000 compared to the same period in 1999, was principally due to the following factors:

      o     The rate on average deposits increased 60 basis points, to 5.62%.

      o     The rate on average borrowings increased 24 basis points, to 6.56%.

      o The mix of average deposits shifted to higher rate certificates of deposit from lower rate savings/money market checking accounts.

      o The mix of average total interest-bearing liabilities shifted to higher rate borrowings from lower rate deposits.

      The reasons for the increases in the rates paid on average deposits and average borrowings were described earlier under "Results of Operations - Net Interest Income - Three Months Ended September 30, 2000 vs. Three Months Ended September 30, 1999 - Total Interest Expense."

Provision for Loan Losses

      During the three and nine months ended September 30, 2000, the Company's provision for loan losses decreased by $275,000 and $955,000, to $125,000 and $500,000, respectively, compared to the same periods in 1999. The decrease in the provision is the result of management's evaluation of the loan portfolio and economic conditions. See "Financial Condition - Allowance for Loan Losses."

Non-interest Income

      The following table sets forth certain information with respect to the Company's non-interest income for the periods indicated (dollars in thousands):

                                            Three Months Ended September 30,          Nine Months Ended September 30,
                                          ------------------------------------     ------------------------------------
                                               Amounts            Net Change            Amounts            Net Change
                                          -----------------   ----------------     -----------------   ----------------
                                            2000      1999       $         %         2000      1999       $         %
                                          -------   -------   -------    -----     -------   -------   -------    -----
Loan prepayment and late fee income       $    87   $   225   $  (138)   (61.3%)   $   238   $   593   $  (355)   (59.9%)
Gain on sale of investment securities          --        --        --       --          --       586      (586)   (100.0%)
Gain on sale of SBA loans                     114        --       114    100.0%        114       175       (61)   (34.9%)
Gain on sale of other real estate owned        --        --        --       --         115        25        90    360.0%
Other income                                  157       237       (80)   (33.8%)       438       713      (275)   (38.6%)
                                          -------   -------   -------    -----     -------   -------   -------    -----
        Total non-interest income         $   358   $   462   $  (104)   (22.5%)   $   905   $ 2,092   $(1,187)   (56.7%)
                                          -------   -------   -------    -----     -------   -------   -------    -----

      Non-interest income for the three months ended September 30, 2000 decreased by $104,000, to $358,000, compared to the same period in 1999. This was primarily due to decreases of $138,000 and $80,000 in loan prepayment and late fee income and other income, respectively, partially offset by a $114,000 gain on the sale of $2.6 million principal balance of SBA loans.

      Non-interest income for the nine months ended September 30, 2000 decreased by $1.2 million, to $905,000, compared to the same period in 1999. This was primarily due to decreases of $586,000, $355,000, and $275,000 in gain on sale of investment securities, loan prepayment and late fee income, and other income, respectively.

Non-interest Expense

      The following table sets forth certain information with respect to the Company's non-interest expense for the periods indicated (dollars in thousands):

                                       Three Months Ended September 30,          Nine Months Ended September 30,
                                    -------------------------------------     -------------------------------------
                                          Amounts            Net Change             Amounts           Net Change
                                    ------------------   ----------------     ------------------   ----------------
                                      2000       1999       $         %         2000       1999       $         %
                                    -------    -------   -------    -----     -------    -------   -------    -----
Salaries and employee benefits      $ 1,611    $ 1,665   $   (54)    (3.2%)   $ 4,523    $ 5,139   $  (616)   (12.0%)
Net occupancy expenses                  332        412       (80)   (19.4%)     1,078      1,284      (206)   (16.0%)
Communication and data processing       202        254       (52)   (20.5%)       644        689       (45)    (6.5%)
Advertising and promotion                56        101       (45)   (44.6%)       175        508      (333)   (65.6%)
FDIC insurance premiums                  26         13        13    100.0%         78         39        39    100.0%
Credit and collection expenses         (136)        --      (136)   100.0%       (134)        36      (170)   (472.2%)
Other real estate owned expenses         (6)        --        (6)   100.0%        (10)        35       (45)   (128.6%)
Valuation adjustments to
  other real estate owned                --         --        --       --          --         43       (43)   (100.0%)
Other expenses                          325        343       (18)    (5.2%)       904        972       (68)    (7.0%)
                                    -------    -------   -------    -----     -------    -------   -------    -----
  Total non-interest expense        $ 2,410    $ 2,788   $  (378)   (13.6%)   $ 7,258    $ 8,745   $(1,487)   (17.0%)
                                    =======    =======   =======    =====     =======    =======   =======    =====

      Non-interest expense for the three months ended September 30, 2000 decreased by $378,000, to $2.4 million, compared to the same period in 1999. This was primarily due to decreases of $136,000, $80,000, and $54,000 in credit and collection expenses, net occupancy expenses, and salaries and employee benefits, respectively.

      Non-interest expense for the nine months ended September 30, 2000 decreased by $1.5 million, to $7.3 million, compared to the same period in 1999. This was primarily due to decreases of $616,000, $333,000, and $206,000 in salaries and employee benefits, advertising and promotion, and net occupancy expenses, respectively.

      Salaries and employee benefits for the three and nine months ended September 30, 2000 decreased by $54,000 and $616,000, to $1.6 million and $4.5 million, respectively, as compared to the same periods in 1999. The decreases were primarily due to the following factors:

      o During the fourth quarter of 1999, the Company eliminated its five loan production offices located outside of Southern California. These loan production offices had each been staffed with one loan production officer.

      o During the first quarter of 2000, the Company closed its office in Orange County, California, which had been established to coordinate and originate loans for its secondary market loan sales program. This office was staffed with six employees.

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

      Net occupancy expenses decreased by $80,000 and $206,000, to $332,000 and $1.1 million, respectively, for the three and nine months ended September 30, 2000, compared to the same periods last year. This decrease was primarily due to the aforementioned closure of the five loan production offices located outside of Southern California during the fourth quarter of 1999. The lease on the secondary market loan sales office in Orange County, which was closed during the first quarter of 2000, had an expiration date of March 2002. However, the landlord released the Company from its obligation under the lease effective June 19, 2000. The Company paid no additional costs to the landlord in connection with this lease other than normal rent through the June 19, 2000 release date.

      Partially offsetting the decrease in net occupancy expenses was the opening of an office in Laguna Hills during June for the recently hired commercial marketing representative. The Company plans to open an office in San Diego during the latter part of November 2000 for the recently hired SBA officers. During the interim period, these SBA officers have worked in the Company's San Diego branch.

      Credit and collection expenses decreased by $136,000 and $170,000 for the three and nine months ended September 30, 2000, respectively, compared to the same periods in 1999, primarily due to the current quarter $140,000 recovery of property taxes, which had been paid on behalf of a borrower and expensed by the Company in prior years.

Income Tax Provision

      For the three months ended September 30, 2000 and 1999, the Company's provision for income taxes was $956,000 and $873,000, respectively, which resulted in effective tax rates of 41.7% and 41.3%, respectively. For the nine months ended September 30, 2000 and 1999, the Company's provision for income taxes was $2.8 million and $2.5 million, respectively, which resulted in effective tax rates of 41.7% and 40.0%, respectively.

                               FINANCIAL CONDITION

Balance Sheet Analysis

      The following table presents condensed balance sheets as of the dates indicated and the dollar and percentage changes between the periods (in thousands):

                                                                          Net Change
                                        September 30, December 31,  ---------------------
                                             2000         1999          $            %
                                        ------------- ------------  ---------    --------
Assets
   Cash and cash equivalents              $   3,271    $   4,783    $  (1,512)   (31.61%)
   Investment securities available for
     sale, at market                        243,211      240,760        2,451     1.02%
   Net loans                                390,093      359,502       30,591     8.51%
   Other assets                              18,283       18,215           68     0.37%
                                          ---------    ---------    ---------    -----
        Total assets                      $ 654,858    $ 623,260    $  31,598     5.07%
                                          =========    =========    =========    =====

Liabilities
   Savings accounts                       $ 157,371    $ 196,368    $ (38,997)   (19.86%)
   Certificates of deposit                  339,451      269,233       70,218    26.08%
   Money market checking accounts            14,360       18,783       (4,423)   (23.55%)
                                          ---------    ---------    ---------    -----
        Total deposits                      511,182      484,384       26,798     5.53%
                                          ---------    ---------    ---------    -----
   Securities sold under repurchase
     agreements                              24,000       30,500       (6,500)   (21.31%)
   Borrowings from State of California       33,000       20,000       13,000    65.00%
   Term borrowings                           30,000       40,000      (10,000)   (25.00%)
   Trust preferred securities                17,250       17,250           --     0.00%
                                          ---------    ---------    ---------    -----
        Total borrowings                    104,250      107,750       (3,500)   (3.25%)
                                          ---------    ---------    ---------    -----
   Total interest-bearing liabilities       615,432      592,134       23,298     3.93%
   Other liabilities                          9,958        5,577        4,381    78.55%
                                          ---------    ---------    ---------    -----
        Total liabilities                   625,390      597,711       27,679     4.63%
                                          ---------    ---------    ---------    -----

Shareholders' Equity
   Common stock                                  30           30           --     0.00%
   Additional paid-in capital                27,809       27,885          (76)   (0.27%)
   Retained earnings                         13,409        9,978        3,431    34.39%
   Accumulated other comprehensive loss      (4,837)      (6,355)       1,518    (23.89%)
   Common stock in treasury, at cost         (6,943)      (5,989)        (954)   15.93%
                                          ---------    ---------    ---------    -----
        Total shareholders' equity           29,468       25,549        3,919    15.34%
                                          ---------    ---------    ---------    -----
   Total liabilities and
        shareholders' equity              $ 654,858    $ 623,260    $  31,598     5.07%
                                          =========    =========    =========    =====

      Total assets increased by $31.6 million, to $654.9 million, during the nine months ended September 30, 2000, primarily due to a $30.6 million increase in net loans and a $2.5 million increase in investment securities available for sale. The increase in net loans was principally due to $65.6 million of originations, partially offset by $32.0 million of principal payments. The increase in investment securities available for sale was primarily attributable to an increase in market value.

      Total liabilities increased by $27.7 million, to $625.4 million, during the nine months ended September 30, 2000, primarily due to an increase in deposits of $26.8 million and an increase in other liabilities of $4.4 million, partially offset by a decrease in borrowings of $3.5 million. This resulted in a shift in the mix of total interest-bearing liabilities to lower rate deposits from higher rate borrowings and served to decrease interest expense for the first nine months of 2000. Deposits as a percentage of total interest-bearing liabilities increased to 83.1% at September 30, 2000 from 81.8% at December 31, 1999.

      The $26.8 million increase in deposits during the first nine months of 2000 was comprised of an increase of $70.2 million in certificates of deposit, partially offset by decreases of $39.0 million and $4.4 million in savings accounts and money market checking accounts, respectively. The changes in the balances of the Company's deposit products during the first nine months of 2000 resulted in a shift in the mix of deposits from lower yielding savings/money market accounts to higher yielding certificates of deposit. The percentage of certificates of deposit to total deposits increased to 66.4% at September 30, 2000 from 55.6% at December 31, 1999 and served to increase interest expense for the first nine months of 2000.

      The increase in deposits was attributable to the increase in interest rates paid on all of the Company's certificate of deposit products during the year until the middle of July and August 2000, when the Company reduced the rates on its one- to five-year certificates. During the first seven and one half months of 2000, for example, the Company raised the rates on the highest tiers of its certificate products as follows: one month certificate - 47 basis points; three month certificate - 95 basis points; six month certificate - 93 basis points; one year certificate - 70 basis points; two year certificate - 107 basis points; three year certificate - 64 basis points; and four and five year certificates - 46 basis points. In July and August, for example, the Company reduced the rates on the highest tiers of certain certificate products as follows: one, four and five year certificates - 19 basis points; two year certificate - 56 basis points; and three year certificate - 37 basis points. During the first nine months of 2000, the Company increased the tiered rates on its savings accounts, ranging from 10 basis points on the lowest tier up to 95 basis points on the highest tier, and kept unchanged the tiered rates on its money market checking accounts.

      The $3.5 million decrease in borrowings during the first nine months of 2000 was comprised of a decrease of $6.5 million in securities sold under repurchase agreements and a principal payment of $10.0 million on a term borrowing, which was called by the lender, partially offset by $13.0 million in additional borrowings from the State of California. The combined $16.5 million reduction in securities sold under repurchase agreements and term borrowings was funded with $13.0 million of borrowings from the State of California and $3.5 million from an increase in certificates of deposit.

      The $4.4 million increase in other liabilities during the first nine months of 2000 was primarily due to increases in borrowers' impound accounts and accrued interest payable, as well as the recording of the deferred gain on the sale of the interest rate cap discussed earlier.

      Shareholders' equity increased by $3.9 million, to $29.5 million, during the nine months ended September 30, 2000. Changes to shareholders' equity were due to the following factors:

      o The Company recorded $4.0 million of net income for the first nine months of 2000.

      o The Company declared and paid cash dividends of $530,000 for the first nine months of 2000.

      o Accumulated other comprehensive loss decreased by $1.5 million during the first nine months of 2000 due to an increase in market value of the Company's investment securities available for sale.

      o Common stock in treasury increased by $954,000 during the first nine months of 2000, primarily due to the $1.1 million purchase of 102,000 shares of the Company's common stock under its stock repurchase plan. Partially offsetting this increase and thereby reducing the number of treasury shares was the issuance of 12,736 shares of common stock in treasury for $119,000 under the Company's employee stock purchase plan, non-employee directors stock purchase plan, and employee stock option plan.

Allowance for Loan Losses

      The allowance for loan losses at September 30, 2000 increased by $764,000, to $7.2 million, from the level at December 31, 1999, primarily due to $500,000 in provision for loan losses recorded during the first nine months of 2000 and a recovery of $246,000 on a previously charged off commercial real estate loan. The calculation of the adequacy of the allowance for loan losses is based on a variety of factors, including growth in the Company's loan portfolio, the adequacy of collateral securing the loans in the loan portfolio, current delinquency trends, historical loan loss experience, regional real estate economic conditions, and overall economic trends impacting the Company's real estate lending portfolio. Commercial and multi-family real estate serves as collateral for over 95% of the Company's loan portfolio. The allowance for loan losses as a percentage of loans stood at 1.82% at September 30, 2000, compared to 1.76% at December 31, 1999.

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

      The following table sets forth certain information with respect to the Company's allowance for loan losses for the periods indicated (dollars in thousands):

                                                   Nine Months     Twelve Months
                                                      Ended            Ended
                                                  September 30,     December 31,
                                                       2000             1999
                                                  -------------    -------------
Allowance for loan losses at beginning of period     $ 6,450          $ 5,024
  Provision for loan losses                              500            1,677
  Charge-offs: commercial real estate                     --             (280)
  Charge-offs: commercial business                        --               (7)
  Recoveries: commercial real estate                     264               36
                                                     -------          -------
Allowance for loan losses at end of period           $ 7,214          $ 6,450
                                                     =======          =======

                              Non-performing Assets

      The following table sets forth non-accrual loans, OREO and restructured loans as of the dates indicated (dollars in thousands):

                                                     September 30,  December 31,
                                                          2000          1999
                                                     -------------  -----------
Non-accrual loans                                     $        --   $       210
OREO                                                           --            --
                                                      -----------   -----------
Total non-performing assets                           $        --   $       210
                                                      -----------   -----------
Total non-performing assets to total assets                    --          0.03%
                                                      -----------   -----------
Restructured loans                                    $        --   $        --
                                                      -----------   -----------

      During the nine months ended September 30, 2000, the non-accrual loan of $210,000 at December 31, 1999 was transferred to OREO and sold for a gain of $115,000.

                                    LIQUIDITY

      The Company's primary sources of funds are deposits, borrowings, and payments of principal and interest on loans and investment securities. While maturities and scheduled principal amortization on loans are a reasonably predictable source of funds, deposit flows and mortgage loan prepayments are greatly influenced by the level of interest rates, economic conditions, and competition. As a measure of protection against these uncertainties, the Company maintains borrowing relationships with several brokers, whereby the Company is able to borrow funds that are secured by pledging specific amounts of certain U.S. government sponsored agency securities. The Company is generally able to borrow up to 98% of the market value of these securities. As of September 30, 2000, the aggregate market value of U.S. government sponsored agency securities that were available for collateral purposes totaled $146.0 million.

      The Bank also has a fixed rate borrowing facility with the State of California Treasurer's Office under which the Bank can borrow an amount not to exceed its unconsolidated total shareholder's equity. Borrowing maturity dates under this program cannot exceed one year. As of September 30, 2000, the Bank's unconsolidated total shareholder's equity was $42.0 million and the Bank's outstanding borrowings from the State of California totaled $33.0 million.

                                    DIVIDENDS

      As a Delaware corporation, Pacific Crest may pay common dividends out of surplus or, if there is no surplus, from net profits for the current and preceding fiscal year. The Parent, on an unconsolidated basis, had approximately $3.5 million in cash and investments less current liabilities and short-term debt at September 30, 2000. These funds are necessary to pay future operating expenses of the Parent, service all outstanding debt, including the $17.25 million junior subordinated debentures payable to PCC Capital, and fund possible future capital infusions into the Bank. Without dividends from the Bank, the Parent must rely solely on existing cash, investments, and the ability to secure borrowings.

      The Bank's ability to pay dividends to the Parent is restricted by California state law, which requires that sufficient retained earnings are available to pay the dividend. The Bank declared and paid dividends to the Parent in the amount of $1.6 million for the first nine months of 2000. At September 30, 2000, the Bank had retained earnings of $17.0 million that may be available for dividend payments. On October 18, 2000, the Bank declared a $600,000 cash dividend for the fourth quarter of 2000, payable to the Parent on December 15, 2000. The Bank anticipates that it will continue to declare and pay quarterly dividends to the Parent.

                                Capital Resources

      The Company's objective is to maintain a level of capital that will support sustained asset growth and anticipated credit risks and will ensure that regulatory guidelines and industry standards are met. Pacific Crest and the Bank are subject to certain minimum capital adequacy and minimum well capitalized category guidelines adopted by the Federal Reserve and the FDIC. These guidelines relate primarily to the leverage ratio, the Tier 1 risk-based capital ratio, and the total risk-based capital ratio. The minimum well capitalized required ratios are 5.00% leverage, 6.00% Tier 1 risk-based capital, and 10.00% total risk-based capital. The minimum capital adequacy required ratios are 4.00% leverage, 4.00% Tier 1 risk-based capital, and 8.00% total risk-based capital. At September 30, 2000, Pacific Crest and the Bank were in compliance with all such capital requirements.

      The following table sets forth the regulatory capital and ratios of Pacific Crest and the Bank as of the dates indicated (dollars in thousands):

                                                   September 30,    December 31,
                                                       2000             1999
         -                                         -------------    ------------
Pacific Crest Capital, Inc.
    Leverage ratio                                       6.96%            6.89%
    Tier 1 risk-based capital ratio                     10.28%           10.18%
    Total risk-based capital ratio                      12.84%           13.02%

    Tier 1 capital                                   $ 45,740         $ 42,539
    Total risk-based capital                           57,137           54,392
    Net risk-weighted assets                          444,917          417,788
    Average total assets                              657,474          617,669

Pacific Crest Bank
    Leverage ratio                                       7.24%            7.19%
    Tier 1 risk-based capital ratio                     10.59%           10.38%
    Total risk-based capital ratio                      11.84%           11.64%

    Tier 1 capital                                   $ 46,749         $ 43,586
    Total risk-based capital                           52,290           48,848
    Net risk-weighted assets                          441,598          419,747
    Average  total assets                             646,115          606,604

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

      The table below provides information about the Company's balance sheet non-derivative financial instruments at September 30, 2000 that are sensitive to changes in interest rates. For all financial instruments, the table presents the outstanding principal balance and the weighted average interest yield/rate of the instruments by either the date that the instrument can be repriced, for variable rate financial instruments, or the expected maturity date, for fixed rate financial instruments (dollars in thousands):

                                                              Expected maturity date or repricing date
                                            ----------------------------------------------------------------------------
                                            Within     Over      Over      Over      Over                      Estimated
                                               6     6 to 12   12 to 18  18 to 24     24                         Fair
At September 30, 2000                       Months    Months    Months    Months    Months         Total        Value
---------------------                       ------   -------   --------  --------   -------       -------      ---------
Interest-Sensitive Assets:
  Securities purchased under resale
     agreements (1)                      $     --  $     --   $    --   $    --    $     --      $     --    $     --
     average yield (variable rate)             --        --        --        --          --            --

  U.S. government sponsored
     agency callable bonds
     available for sale (2)                    --        --        --    50,466     185,170       235,636     235,636
     average yield (fixed rate)                --        --        --      5.65%       6.70%         6.48%

  U.S. government sponsored
     agency mortgage-backed
     securities available for sale (2)         --        --        --        --       3,731         3,731       3,731
     average yield (fixed rate)                --        --        --        --        7.05%         7.05%

  Corporate debt securities
     available for sale (2)                 3,844        --        --        --          --         3,844       3,844
     average yield (variable rate)           8.83%       --        --        --          --          8.83%

  Loans, gross (3)                        163,709    22,039    30,765    28,437     152,765       397,715     402,488
     average yield                          10.95%     9.72%     8.32%     8.46%       8.56%         9.58%
                                         --------  --------   -------   -------    --------      --------    --------
  Total interest-sensitive assets        $167,553  $ 22,039   $30,765   $78,903    $341,666      $640,926    $645,699
                                         ========  ========   =======   =======    ========      ========    ========
Interest-Sensitive Liabilities:
  Savings accounts (1)                   $157,371  $     --   $    --   $    --    $     --      $157,371    $157,371
     average rates (variable rate)           5.47%       --        --        --          --          5.47%

  Certificates of deposit (4)            $105,579   144,604    18,486    46,501      24,281       339,451     337,754
     average rates (fixed rate)              6.04%     6.41%     6.83%     6.89%       6.19%         6.37%

  Money market checking accounts (1)       14,360        --        --        --          --        14,360      14,390
     average rates (variable rate)           4.23%       --        --        --          --          4.23%

  Securities sold under
     repurchase agreements (1)             24,000        --        --        --          --        24,000      24,000
     average rates (variable rate)           6.69%       --        --        --          --          6.69%

  Borrowings from State of
     California (5)                        33,000        --        --        --          --        33,000      32,987
     average rate (fixed rate)               5.97%       --        --        --          --          5.97%

  Term borrowings (5)                      10,000        --        --    20,000          --        30,000      29,999
     average rates (fixed rate)              5.95%       --        --      6.62%         --          6.40%

  Trust preferred securities (2)               --        --        --        --      17,250        17,250      15,309
     average rates (fixed rate)                --        --        --        --        9.38%         9.38%
                                         --------  --------   -------   -------    --------      --------    --------
  Total interest-sensitive liabilities   $344,310  $144,604   $18,486   $66,501    $ 41,531      $615,432    $611,780
                                         ========  ========   =======   =======    ========      ========    ========

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

      None.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            27.1 Financial Data Schedule

      (b)   Reports on Form 8-K

            The Company filed no reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

      Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           PACIFIC CREST CAPITAL, INC.


Date: November 13, 2000                               /s/ Gary Wehrle
      -----------------           ----------------------------------------------
                                                       Gary Wehrle
                                          President and Chief Executive Officer


Date: November 13, 2000                       /s/ Robert J. Dennen
      -----------------           ----------------------------------------------
                                                 Robert J. Dennen
                                  Senior Vice President, Chief Financial Officer
                                                Corporate Secretary