Form 10-K405
period 2000-12-31
PACIFIC CREST CAPITAL INC
filed 2001-04-02
CIK 912048

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on April 2, 2001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 0-22732

PACIFIC CREST CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4437818 (I.R.S. Employer Identification No.)
30343 Canwood Street Agoura Hills, California (Address of principal executive offices)	91301 (Zip Code)

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
(Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    At March 16, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant, as reported on the Nasdaq National Market, was $38,505,579.

    At March 16, 2001, the number of shares outstanding of the registrant's $.01 par value common stock was 2,483,117.

Documents Incorporated by Reference

    Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2001 are incorporated by reference into Part III of this Form 10-K.

PACIFIC CREST CAPITAL, INC.

2000 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I

ITEM 1. Business

GENERAL

    Pacific Crest Capital, Inc. ("Pacific Crest" or the "Parent") is a bank holding company principally engaged in commercial real estate lending and U.S. Small Business Administration ("SBA") lending through its wholly owned subsidiary, Pacific Crest Bank (the "Bank"). During the fourth quarter of 1999, Pacific Crest became a bank holding company regulated by the Board of Governors of the Federal Reserve System (the "Federal Reserve") as part of the conversion of the Bank's charter to that of a California state chartered commercial bank. See "Pacific Crest Bank" below. Unless the context otherwise indicates, the "Company" refers to Pacific Crest and its wholly owned subsidiaries, Pacific Crest Bank and PCC Capital I.

Forward-Looking Information

    Certain matters discussed in this Annual Report on Form 10-K may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. Forward-looking statements include, but are not limited to, statements preceded by, followed by or that include the word "will," "believes," "expects," "anticipates," "intends," "plans," "estimates" or similar expressions. The Company's actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see "Risk Factors—Business Considerations and Certain Factors that May Affect Future Results of Operations and Stock Price." Management of the Company believes that these forward-looking statements are reasonable; however, undue reliance should not be placed on such statements, which are based on current expectations.

Pacific Crest Bank

    Pacific Crest Bank is a California state chartered commercial bank that is supervised and regulated by the California Commissioner of Financial Institutions (the "Commissioner"), the California Department of Financial Institutions (the "Department" or "DFI"), and the Federal Deposit Insurance Corporation ("FDIC"). The Bank's deposits are insured by the FDIC up to applicable limits. In September of 1999, the Bank filed an application with the DFI to convert from a California state chartered industrial bank to a California state chartered commercial bank. In December of 1999, the Bank received all of the necessary regulatory approvals, and, on December 15, 1999 completed its conversion from a California state chartered industrial bank to a California state chartered commercial bank. The Bank converted to a California state chartered commercial bank primarily in order to offer full-service checking accounts and pursue full-service online banking. The Bank introduced full-service, demand deposit checking accounts to all of its customers in the fourth quarter of 2000. The Bank anticipates that it will offer full-service online banking within the next two years.

    Pacific Crest Bank is a business bank and concentrates on marketing to and serving the needs of investors, entrepreneurs, and small to medium-sized businesses located primarily in California, and, to a lesser extent, Arizona, Washington, Oregon, and Texas. The Bank conducts its deposit operations through three branch offices located in Beverly Hills, Encino, and San Diego, California. The Bank currently offers consumer demand deposit checking accounts, money market checking accounts, savings accounts, and certificates of deposit. However, the Bank does not offer other traditional banking services such as travelers' checks, money orders, credit cards, safe deposit boxes, or trust services. The

Bank has focused its lending activities on loans secured by commercial real estate and small business loans under various federal SBA loan programs. The Bank conducts its lending operations in Southern California through its lending and marketing representatives and through its correspondent loan brokers located in Northern California, Arizona, Washington, Oregon, and Texas.

PCC Capital I

    PCC Capital I ("PCC Capital") is a statutory business trust that was created under Delaware law for the exclusive purpose of issuing and selling 9.375% Cumulative Trust Preferred Securities (the "Trust Preferred Securities").

    On September 22, 1997, PCC Capital completed a $17.25 million public offering of the Trust Preferred Securities and invested the gross proceeds from the offering in junior subordinated debentures issued by Pacific Crest bearing interest at 9.375%. The junior subordinated debentures were issued concurrent with the issuance of the Trust Preferred Securities. The interest on the junior subordinated debentures paid by Pacific Crest to PCC Capital represents the sole revenues of PCC Capital and the sole source of dividend distributions to the holders of the Trust Preferred Securities. Pacific Crest has fully and unconditionally guaranteed all of PCC Capital's obligations under the Trust Preferred Securities.

    Pacific Crest has the right, assuming no default has occurred, to defer payments of interest on the junior subordinated debentures at any time for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities will mature on October 1, 2027, but can be called in part or in total anytime after October 1, 2002 by PCC Capital.

    The Trust Preferred Securities are presented on a separate line on the Consolidated Balance Sheets under the caption "Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures." For financial reporting purposes, the Company records the dividend distributions on the Trust Preferred Securities as "Interest expense—trust preferred securities" on its Consolidated Statements of Income.

LOANS

Lending

    The Bank's primary focus in lending activities is the origination of adjustable rate and fixed rate commercial real estate loans and SBA loans. As of December 31, 2000, the Bank held 542 commercial real estate loans with an average balance of $706,000, as well as 86 SBA loans with an average balance of $196,000. Loans generally are made for terms from three to 20 years. At December 31, 2000, the Company's loan composition by interest rate repricing index was as follows:

  •
  55.3% of the loan portfolio priced at a margin over either Bank of America's prime lending rate or the published Wall Street Journal prime lending rate;
  •
  21.8% of the loan portfolio priced at a margin over either the six-month or one-month London Interbank Offered Rate ("LIBOR");
  •
  3.1% of the loan portfolio priced at a margin over the Federal Home Loan Bank Board's 11th District Cost of Funds Index;
  •
  2.5% of the loan portfolio priced at a margin over either the six-month or one-year Treasury Bill rate; and
  •
  17.3% of the loan portfolio was fixed rate and had no repricing covenants.

    The Company's adjustable rate loans reprice on either a quarterly, semi-annual or annual basis. A portion of these adjustable rate loans were initially fixed rate for a period of one to five years, but thereafter will reprice on either a quarterly, semi-annual or annual basis. A number of loans have interest rate floors and ceilings that limit the interest rate repricing of the loans. For more information on the Company's loan repricing, see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk".

Commercial Real Estate Lending

    The Bank's loans have been originated primarily through referrals from commercial loan brokers, other banks, realtors, and other third parties for which the borrower pays a referral fee ranging from 1/2% to 1% of the loan amount. The Bank employs commercial marketing representatives, who maintain contacts with loan referral sources in California, Arizona, Washington and Oregon, screen referred transactions, and provide customer service. The Bank also uses correspondent loan brokers (independent contractors who are not Bank employees) who represent the Bank in Sacramento, San Francisco, San Jose, Phoenix, Tucson, Seattle, Portland, Dallas, and Houston.

    The Bank's credit approval process includes an examination of the cash flow and debt service coverage of the property serving as loan collateral, as well as the financial condition and credit references of the borrower. Following analysis of the borrower's credit, cash flows and collateral, loans are submitted to the Bank's Credit Committee for approval. The Bank's senior management is actively involved in its commercial lending activities and collateral valuation process. The Bank obtains independent third party appraisals of all properties securing its loans. In addition, the Bank employs an individual who serves as internal property analyst to inspect properties and review the third party appraisals for the benefit of the Credit Committee.

    The Bank currently offers commercial real estate loans that generally fall within a range of $200,000 to $4.0 million. Management, in consultation with the Bank's Board of Directors, periodically adjusts and modifies its underwriting criteria and lending and underwriting policies in response to economic conditions and business opportunities.

SBA Lending

    During 1997, the Company initiated an SBA 7(a) loan program. Loans made by the Company under this program generally are made to small businesses to provide working capital or to provide funding for the purchase of businesses, real estate, or machinery and equipment. These loans generally are secured by a combination of assets that may include equipment, receivables, inventory, business real property, and sometimes a lien on the personal residence of the borrower. SBA 7(a) loans are all variable rate loans based upon the Wall Street Journal prime lending rate. The SBA generally guarantees 75%-85% of the loan balance. Under the SBA 7(a) program, the Company can sell in the secondary market the guaranteed portion of selected SBA 7(a) loans that it originates and can retain the unguaranteed portion of the loans, as well as the servicing on such loans, for which it is paid a fee. The loan servicing spread is generally a minimum of 1.00% on all loans. The Company currently offers SBA 7(a) loans within a range of $50,000 to $2.0 million.

    During the fourth quarter of 2000, the Company initiated an SBA 504 loan program. Loans made by the Company under this program generally are made to small businesses to provide funding for the purchase of real estate. Under this program, the Company generally provides up to 90% financing of the total purchase cost, represented by two loans to the borrower. The first lien loan is generally a long-term, fully amortizing, fixed rate loan and made in the amount of 50% of the total purchase cost. The second lien loan is a short-term, interest only, variable rate loan, based upon the Wall Street Journal prime lending rate, and made in the amount of 40% of the total purchase cost. The Company's second lien loan serves as an interim bridge loan to the borrower until the Certified Development Corporation ("CDC") obtains bond funding, pays off the Company's second lien loan, and provides long-term, fixed rate financing directly to the borrower. The CDC pays off the Company's second lien loan generally within three months after the loan proceeds have been fully disbursed by the Company to the borrower. The CDC is a non-profit corporation established to contribute to the economic development of its community by working together with the SBA and private sector lenders such as the Bank, to provide financing to small businesses. The Company currently offers SBA 504 loans within a range of $300,000 to $3.0 million.

    As of December 31, 2000, the Company had achieved SBA "Preferred Lender" status in all Southern California counties. Preferred Lender status is the highest designation granted to lenders by the SBA. In the third quarter of 2000, the SBA awarded Preferred Lender status to the Company for the Orange County, California SBA district. The Orange County SBA district includes Orange, San Bernardino, and Riverside counties. In April of 2000, the SBA awarded Preferred Lender status to the Company for the Los Angeles SBA district, which covers Los Angeles, Ventura, and Santa Barbara counties. In October of 1999, the SBA awarded Preferred Lender status to the Company for the San Diego SBA district, which includes San Diego and Imperial counties.

    During June 2000, the Company hired one Senior Vice President and three Vice Presidents in San Diego in order to significantly expand the Company's SBA lending capabilities in Southern California. All four officers have a minimum of five years experience in the SBA industry and together have a combined 24 years of experience in the industry. During the second half of 2000, the Company hired five additional SBA personnel.

Secondary Market Loan Sales Program

    During 1998, the Company initiated a commercial fixed rate real estate loan program designed to originate loans for both the Company's portfolio and for potential sale in the secondary market. During the first quarter of 1999, the Company established an office in Orange County, California to coordinate and originate loans under this program. The office was staffed with six employees during 1999. In January of 2000, the Company closed this office, eliminated the personnel associated with this operation, and moved the remaining lending activity of this program to its headquarters in Agoura Hills, California. This program has been de-emphasized due to substantial reduction of fixed rate lending during the last nine months of 2000.

Loan Portfolio

    The following table presents the categories of the Bank's loans at the dates indicated (in thousands):

	December 31,
	2000	1999	1998	1997	1996
Commercial real estate loans	$382,596	$357,312	$278,614	$223,902	$206,107
SBA loans:
Held for sale	10,904	3,269	4,784	—	—
Held for investment	5,949	3,690	2,670	—	—

Total SBA loans	16,853	6,959	7,454	5,711	2,363

Other loans:
Construction loans	—	1,200	1,496	—	65
Single-family residential loans	568	571	1,194	1,593	1,596
Commercial business/other loans	246	291	310	690	1,581

Total other loans	814	2,062	3,000	2,283	3,242

Gross loans	400,263	366,333	289,068	231,896	211,712
Less: deferred loan costs (fees)	22	(381)	(582)	(763)	(617)
Less: allowance for loan losses	(7,240)	(6,450)	(5,024)	(4,100)	(3,400)

Net loans	$393,045	$359,502	$283,462	$227,033	$207,695

Maturities of Loan Portfolio

    The table below sets forth the contractual maturities of the Bank's outstanding gross loans at December 31, 2000. Loans that have adjustable or floating interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses (dollars in thousands):

	Maturity Date	Number of Loans	Loan Balance
Loans maturing within one year	2001	23	$10,358
Loans maturing after one year but within two years	2002	10	4,954
Loans maturing after two years but within three years	2003	6	3,497
Loans maturing after three years but within five years	2004—2005	30	17,150
Loans maturing after five years but within ten years	2006—2010	373	277,014
Loans maturing after ten years	After 2010	189	87,290

Total		631	$400,263

NON-PERFORMING ASSETS

Non-performing Assets and Restructured Loans

    Non-performing assets consist of non-accrual loans and other real estate owned. The following table sets forth (a) non-accrual loans, (b) other real estate owned, and (c) loans that were classified as "troubled debt restructurings" at the dates indicated (dollars in thousands):

	December 31,
	2000	1999	1998	1997	1996
Non-accrual loans	$—	$210	$—	$228	$1,386
Other real estate owned	—	—	806	2,064	3,469

Total non-performing assets	$—	$210	$806	$2,292	$4,855

Troubled debt restructurings	$—	$—	$—	$899	$719

Non-accrual loans to total loans, net of deferred loan fees	—	0.06%	—	0.10%	0.65%
Total non-performing assets to total assets	—	0.03%	0.12%	0.49%	1.60%

Non-accrual Loans

    Non-accrual loans are loans not classified as "troubled debt restructurings" that show little or no current payment ability. These loans, however, are backed by collateral or cash flow that supports the collectibility of the Company's remaining book balance. Non-accrual loan balances are net of any prior write-offs, but any specifically assigned general allowance for loan losses is not deducted from the non-accrual loan balances.

    The Company's general policy is to discontinue the accrual of interest on commercial real estate loans when any installment payment is 61 days or more past due, or when management otherwise determines the collectibility of principal or interest is unlikely prior to the loan becoming 61 days past due. On the guaranteed portion of SBA 7(a) loans, interest on delinquent loans is guaranteed by the SBA up to 120 days. The Company's policy is to continue accruing interest up to 120 days, at which time the guaranteed portion of the loan would be placed on non-accrual status. The unguaranteed portion of the SBA 7(a) loan would be placed on non-accrual status when it becomes 61 days past due.

    Interest income on non-accrual loans is subsequently recognized when the loan becomes contractually current. Accounts that are deemed uncollectible by management are charged off for the amount that exceeds management's estimated net realizable value of the underlying real estate collateral.

    The Company's general policy is to begin initiating foreclosure proceedings when loans become more than 30 days past due. In some instances, loans that are more than 30 days past due are never actually foreclosed upon, because the borrower brings the account current either before a formal notice of default is filed or before the property goes to foreclosure sale.

    On loans that are more than 60 days past due, an updated third party appraisal generally is ordered to ascertain the current fair market value of the collateral securing the loan. Between the time that the appraisal is ordered and the time that it is received, (normally about a 60 day period), management evaluates the collateral securing the loan in order to ascertain the amount of general loan loss reserves that should be allocated to the loan. Upon receipt of the third party appraisal, further general loan loss reserves are allocated, if necessary, based on the estimated net realizable value of the collateral (which is calculated based on the estimated sales price of the collateral less all selling costs).

    The calculation of the adequacy of the allowance for loan losses is based on a variety of factors, including loan classifications and underlying loan collateral values, and is not tied directly to the level of non-accrual loans. Therefore, changes in the amount of non-accrual loans will not necessarily result in an associated increase or decrease in the allowance for loan losses.

    The following table represents the the changes in non-accrual loans for the periods indicated (in thousands):

	Years Ended December 31,
	2000	1999	1998	1997	1996
Non-accrual loans at beginning of period	$210	$—	$228	$1,386	$4,985
Additions	1,304	3,053	—	3,325	4,675
Reinstatements to accrual status	—	(2,527)	—	(269)	(630)
Transfers to OREO	(210)	—	(208)	(1,376)	(2,836)
Charge-offs	(119)	(287)	(20)	(468)	(1,929)
Payments/payoffs/other	(1,185)	(29)	—	(2,370)	(2,879)

Net increase (decrease)	(210)	210	(228)	(1,158)	(3,599)

Non-accrual loans at end of period	$—	$210	$—	$228	$1,386

Other Real Estate Owned

    Assets classified as other real estate owned ("OREO") include foreclosed real estate owned by the Company. The Company records and carries its OREO at the lower of cost or fair value, which may require the Company to make valuation adjustments to its OREO, based on current collateral appraisal data and other relevant information, which may effectively reduce the book value of such assets to their estimated fair value less selling cost. The fair value of the real estate takes into account the real estate values net of expenses such as brokerage commissions, past due property taxes, property repair expenses, and other items. The estimated sale price utilized by the Company to help determine fair value may not necessarily reflect the appraisal value, which management believes, in some cases, to be higher than what could be realized in a sale of the OREO.

    The following table represents the changes in OREO for the periods indicated (in thousands):

	Years Ended December 31,
	2000	1999	1998	1997	1996
OREO balance at beginning of period	$—	$806	$2,064	$3,469	$4,355
Transfers from non-accrual loans	210	—	208	1,376	2,836
Write-downs	—	(43)	(50)	(370)	(155)
Payments/other	—	(51)	(84)	(136)	(86)
Sales	(210)	(712)	(1,332)	(2,275)	(3,481)

Net decrease	—	(806)	(1,258)	(1,405)	(886)

OREO balance at end of period	$—	$—	$806	$2,064	$3,469

Troubled Debt Restructurings

    A troubled debt restructuring ("TDR") is a loan for which the Company, for reasons related to the borrower's financial difficulties, grants a permanent concession to the borrower, such as a reduction in the loan's fully-indexed interest rate, a reduction in the face amount of the debt, or an extension of the maturity date of the loan, that the Company would not otherwise consider. TDR balances are reflected net of any prior write-offs, but any specifically assigned general allowance for loan losses is not deducted from TDR balances.

    The following table represents the changes in TDRs for the periods indicated (in thousands):

	Years Ended December 31,
	2000	1999	1998	1997	1996
TDR balance at beginning of period	$—	$—	$899	$719	$8,757
Transfers to accruing loans	—	—	(899)	—	(948)
Transfers to non-accrual loans	—	—	—	—	(156)
Loan sale/loan payments	—	—	—	—	(5,538)
Charge-offs/other	—	—	—	180	(1,396)

Net (decrease) increase	—	—	(899)	180	(8,038)

TDR balance at end of period	$—	$—	$—	$899	$719

Other Loans of Concern (Potential Problem Loans)

    In addition to non-accrual loans and TDRs, as of December 31, 2000, the Company had seven loans with an aggregate outstanding loan balance of $2.4 million with respect to which known information about the possible credit problems of the borrowers or the cash flows of the properties securing the loans have caused management concern about the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such loans in the non-performing loan category. This compares to three loans with an aggregate outstanding loan balance of $3.2 million at December 31, 1999.

ALLOWANCE FOR LOAN LOSSES

Classified Assets

    In connection with examinations of insured institutions, the FDIC and the DFI examiners have the authority to identify problem assets and, if necessary, require them to be classified. There are three primary classifications for problem assets: "substandard," "doubtful" and "loss." "Substandard" assets are assets that are characterized by the distinct possibility that the institution will sustain some loss if deficiencies are not corrected. "Doubtful" assets have all of the weaknesses inherent in "substandard" loans, but also have the characteristic that, on the basis of existing facts, conditions and values, collection or liquidation in full is highly questionable and improbable. "Loss" assets are assets that are considered uncollectible. Assets that are classified "loss" require the institution either to establish a specific reserve in the amount of 100% of the portion of the asset classified "loss" or to charge-off the asset. In addition, the FDIC characterizes certain assets as "special mention." These are assets that do not currently warrant classification in one of the three problem assets categories but possess weaknesses deserving management's close attention.

    In addition, the Company utilizes an internally developed loan classification and monitoring system in determining the appropriate level of the allowance for loan losses. This system involves periodic reviews of the entire loan portfolio and loan classifications based on that review.

Allowance for Loan Losses

    The Company's allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio. General loan loss reserves typically are established by assigning all loans to specified risk categories and then determining the appropriate levels of reserve for each risk category. A special management "Reserve Committee" meets monthly to review the loan portfolio, delinquency trends, collateral value trends, non-performing asset data and other material information. The amount of the allowance is based upon management's evaluation of numerous factors, including the adequacy of collateral securing the loans in the Company's portfolio, delinquency trends, historical loan loss experience, and existing economic conditions.

    The full Board of Directors reviews the adequacy of the allowance for loan losses set by management on a quarterly basis. Management utilizes its best judgment in providing for possible loan losses and establishing the allowance for loan losses. However, the allowance is an estimate, which is inherently uncertain and depends on the outcome of future events. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based upon their judgment of the information available to them at the time of their examination.

    Adverse economic conditions or a declining real estate market could adversely affect certain Bank borrowers' abilities to contractually repay their loans. A decline in the economy could result in deterioration in the quality of the loan portfolio and could result in high levels of non-performing assets and charge-offs, which would adversely affect the financial condition and results of operations of the Company.

    The following table sets forth certain information with respect to the Company's allowance for loan losses, valuation adjustments to OREO, and asset quality ratios as of the dates or for the periods indicated (dollars in thousands):

	At or For the Years Ended December 31,
	2000	1999	1998	1997	1996
Allowance for Loan Losses Activity:
Allowance for loan losses at beginning of period	$6,450	$5,024	$4,100	$3,400	$4,500
Provision for loan losses	604	1,677	910	1,135	1,917
Addition due to loan purchases	—	—	—	—	191
Net loan (charge-offs) recoveries:
Charge-offs: commercial real estate loans	—	(280)	(20)	(468)	(3,452)
Charge-offs: commercial business loans	(123)	(7)	—	—	—
Recoveries: commercial real estate loans	309	36	34	33	244

Net loan (charge-offs) recoveries	186	(251)	14	(435)	(3,208)

Allowance for loan losses at end of period	$7,240	$6,450	$5,024	$4,100	$3,400

Net Loan Charge-offs and OREO Valuation Adjustments:
Net loan charge-offs (recoveries)	$(186)	$251	$(14)	$435	$3,208
OREO valuation adjustments	—	43	50	370	155

Total net loan charge-offs (recoveries) and OREO valuation adjustments	$(186)	$294	$36	$805	$3,363

Asset Quality Ratios:
Net loan charge-offs (recoveries) to average loans	(0.05)%	0.07%	(0.01)%	0.20%	1.68%
Net loan charge-offs (recoveries) and OREO valuation adjustments to average loans and OREO	(0.05)%	0.08%	0.01%	0.36%	1.73%
Allowance for loan losses to total loans, net of deferred fees	1.81%	1.76%	1.74%	1.77%	1.61%
Allowance for loan losses to non-accrual loans	—	3071%	—	1798%	245%

    The following table sets forth the allocation of the Company's allowance for loan losses among the Company's loan categories as of the dates indicated (dollars in thousands):

	Gross Loans	Percent of Total	Allowance	Percent of Total
December 31, 2000
Commercial real estate loans	$382,596	95.6%	$6,978	96.4%
SBA loans	16,853	4.2%	262	3.6%
Other loans	814	0.2%	—	0.0%

Total	$400,263	100.0%	$7,240	100.0%

December 31, 1999
Commercial real estate loans	$357,312	97.5%	$6,291	97.5%
SBA loans	6,959	1.9%	106	1.6%
Other loans	2,062	0.6%	53	0.8%

Total	$366,333	100.0%	$6,450	100.0%

December 31, 1998
Commercial real estate loans	$278,614	96.4%	$4,823	96.0%
SBA loans	7,454	2.6%	108	2.1%
Other loans	3,000	1.0%	93	1.9%

Total	$289,068	100.0%	$5,024	100.0%

December 31, 1997
Commercial real estate loans	$223,902	96.5%	$3,936	96.0%
SBA loans	5,711	2.5%	110	2.7%
Other loans	2,283	1.0%	54	1.3%

Total	$231,896	100.0%	$4,100	100.0%

December 31, 1996
Commercial real estate loans	$206,107	97.4%	$3,172	93.3%
SBA loans	2,363	1.1%	43	1.3%
Other loans	3,242	1.5%	185	5.4%

Total	$211,712	100.0%	$3,400	100.0%

INVESTMENTS

    The Company's investment portfolio is used for both liquidity purposes and for investment income. The following table sets forth certain information regarding the Company's investment portfolio as of the dates indicated (in thousands):

	December 31,
	2000	1999	1998	1997	1996
U.S. government sponsored agency callable bonds:
Available for sale	$227,106	$233,071	$307,919	$217,738	$52,534
Held to maturity	—	—	—	4,998	30,960
U.S. government sponsored agency mortgage-backed securities available for sale	3,799	3,856	1,606	—	—
Corporate debt securities available for sale	3,543	3,833	11,736	—	—

Total investment securities	$234,448	$240,760	$321,261	$222,736	$83,494

Securities purchased under resale agreements	$3,017	$3,501	$22,048	$426	$262

Investment Securities

    The Company's investment securities portfolio at December 31, 2000 consisted of fixed rate investments in U.S. government sponsored agency callable bonds and mortgage-backed securities issued by Fannie Mae, Freddie Mac, the Federal Home Loan Bank and the Government National Mortgage Association, as well as variable rate investments in investment grade corporate debt securities. The callable bonds have call features that allow the issuer to retire (call) an individual security prior to that security's stated maturity date.

    Subsequent to December 31, 2000 and through March 22, 2001, $135.2 million of callable bonds were called by the issuers, and an additional $10.0 million of callable bonds were sold by the Company. This resulted in a total reduction of the callable bond portfolio of $145.2 million. The Company used part of the proceeds from these calls and sale to purchase approximately $60.0 million of U.S. government sponsored agency mortgage- backed securities. The Bank intends to apply for membership in the Federal Home Loan Bank ("FHLB") system in 2001, and these recently purchased mortgage-backed securities will enable the Bank to meet the FHLB membership test for housing related assets.

    The following table sets forth the composition of the Company's investment securities portfolio at December 31, 2000 (dollars in thousands):

	December 31, 2000
	Amortized Cost	Estimated Fair Value	Weighted Average Coupon
Callable bonds issued by:
Fannie Mae (FNMA)	$121,354	$120,098	6.19%
Freddie Mac (FHLMC)	88,986	88,357	6.62%
Federal Home Loan Bank (FHLB)	18,840	18,651	6.94%

Total callable bonds	229,180	227,106	6.42%

Mortgage-backed securities issued by:
Fannie Mae (FNMA)	2,349	2,374	7.50%
Government National Mortgage Association (GNMA)	1,451	1,425	6.50%

Total mortgage-backed securities	3,800	3,799	7.12%

Corporate debt securities	4,109	3,543	7.92%

Total investment securities	$237,089	$234,448	6.46%

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

DEPOSITS

    The following table sets forth information regarding the composition of the Company's deposits as of the dates indicated (in thousands):

	December 31,
	2000	1999	1998	1997	1996
Money market checking	$14,414	$18,783	$23,849	$16,703	$20,080
Savings accounts	148,347	196,368	276,011	200,255	157,789
Certificates of deposit	336,076	269,233	182,979	131,213	88,826

Total deposits	$498,837	$484,384	$482,839	$348,171	$266,695

    The Company's primary source of funds is FDIC-insured deposits collected by the Bank. The Company has deposit-gathering branches located in Beverly Hills, Encino and San Diego, California. The Company's headquarters office in Agoura Hills is an administrative office and does not take deposits. The Company's current deposit products include savings accounts, limited draft money market checking accounts, term certificates of deposit with 30-day to five-year maturities, and demand deposit checking accounts. Included among these deposit programs are individual retirement accounts and Keogh retirement accounts. The Company also conducts a wholesale deposit operation through which deposits from other financial institutions located throughout the United States are solicited. Management believes its deposits are a stable and reliable funding source.

BORROWINGS

    The following table sets forth information regarding the composition of the Company's borrowings as of the dates indicated (in thousands):

	December 31,
	2000	1999	1998	1997	1996
Securities sold under repurchase agreements	$23,500	$30,500	$30,779	$21,500	$10,000
Borrowings from State of California	28,000	20,000	—	—	—
Term borrowings	40,000	40,000	79,450	45,000	—
Trust preferred securities(1)	17,250	17,250	17,250	17,250	—

Total borrowings	$108,750	$107,750	$127,479	$83,750	$10,000

(1)
For a description of the trust preferred securities see "General—PCC Capital I"

Securities Sold Under Repurchase Agreements

    A secondary source of funds for the Company consists of short-term borrowings in the form of securities sold under repurchase agreements ("reverse repurchase agreements"). The Company has set up short-term borrowing relationships with several brokers. The repayment terms on this short-term debt generally range from one day to up to three months. The interest rate paid can vary daily, but typically approximates the federal funds rate plus 25 basis points. These borrowings are secured by pledging specific amounts of certain U.S. government sponsored agency securities. The Company utilizes these borrowings to cover short-term financing needs.

Borrowings from State of California

    The Bank has a fixed rate borrowing facility with the State of California Treasurer's Office under which the Bank can borrow an amount not to exceed its unconsolidated total shareholder's equity. Borrowing maturity dates under this program cannot exceed one year. The State of California requires collateral with a value of at least 110% of the outstanding borrowing amount. The Bank has pledged specific amounts of certain U.S. government sponsored agency securities to meet this collateral requirement. As of December 31, 2000, the Bank's unconsolidated total shareholder's equity was $46.2 million and the Bank's outstanding borrowings from the State of California totaled $28.0 million.

Term Borrowings

    The Company has a borrowing relationship with one broker, whereby the Company is able to obtain fixed rate, long-term borrowings. This debt is secured by pledging specific amounts of certain U.S. government sponsored agency securities. In the past, these borrowings had call features that allowed the lender to call the debt prior to the stated maturity date. The $40.0 million borrowings outstanding at December 31, 2000 have no call features and will mature at various times during 2002.

EMPLOYEES

    As of December 31, 2000, the Company employed 70 persons. Management believes that its relations with its employees are good. The Company is not a party to any collective bargaining agreement.

REGULATION

General

    Bank holding companies and banks are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of stockholders of Pacific Crest. Set forth below is a summary description of the material laws and regulations which relate to the operations of Pacific Crest and the Bank. The description is qualified in its entirety by reference to the applicable laws and regulations.

Pacific Crest Capital, Inc.

    Pacific Crest, as a registered bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA"). Pacific Crest is required to file with the Federal Reserve periodic reports and such additional information as the Federal Reserve may require pursuant to the BHCA. The Federal Reserve may conduct examinations of Pacific Crest and its subsidiaries. Further, Pacific Crest is required by the Federal Reserve to maintain certain minimum levels of capital. See "Capital Standards."

    The Federal Reserve may require that Pacific Crest terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the Federal Reserve believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The Federal Reserve also has the authority to regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, Pacific Crest must file written notice and obtain approval from the Federal Reserve prior to purchasing or redeeming its equity securities.

    The Company is required to obtain the prior approval of the Federal Reserve for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the Federal Reserve is also required for the merger or consolidation of Pacific Crest and another bank holding company.

    Pacific Crest is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries. However, Pacific Crest, subject to the prior approval of the Federal Reserve, may engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Pacific Crest may elect to exercise other investment and activity authority pursuant to new financial service modernization legislation. See "Financial Services Modernization Legislation."

    Under Federal Reserve regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve's policy that a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve's regulations or both.

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

Pacific Crest Bank

    The Bank is a California commercial bank, subject to primary supervision, periodic examination, and regulation by the DFI and the FDIC. In addition, the Bank is subject to certain regulations promulgated by the Federal Reserve.. If, as a result of an examination of the Bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of Pacific Crest Bank's operations are unsatisfactory or that Pacific Crest Bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of Pacific Crest Bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate Pacific Crest Bank's deposit insurance, which for a California chartered bank would result in a revocation of Pacific Crest Bank's charter. The Commissioner has many of the same remedial powers.

    Various requirements and restrictions under the laws of the State of California and the United States affect the operations of Pacific Crest Bank. State and federal statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, and new products and services. Further, Pacific Crest Bank is also required to maintain certain minimum levels of capital. See "Capital Standards."

Financial Services Modernization Legislation

  General

    On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act"). The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve member banks with firms "engaged principally" in specified securities activities; and

Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a bank holding company to engage in a full range of financial activities through a new operating status known as a Financial Holding Company.

    The law also:

  •
  Broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

  •
  Provides an enhanced framework for protecting the privacy of consumer information;

  •
  Adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

  •
  Modifies the laws governing the implementation of the Community Reinvestment Act; and

  •
  Addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

    Pacific Crest does not believe that the Financial Services Modernization Act will have a significant effect on its operations in the near-term. However, to the extent that the Financial Services Modernization Act permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this Act may have the result of increasing the amount of competition that Pacific Crest and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than Pacific Crest and the Bank.

  Financial Holding Companies

    Bank holding companies that elect to become a financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or are incidental or complementary to activities that are financial in nature. "Financial in nature" activities include:

  •
  Securities underwriting,

  •
  Dealing and market making,

  •
  Sponsoring mutual funds and investment companies,

  •
  Insurance underwriting and agency,

  •
  Merchant banking, and

  •
  Activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature or incidental to a financial activity.

    A bank holding company must meet certain requirements before becoming a financial holding company:

  •
  All of the bank holding company's depository institution subsidiaries must be well capitalized, well managed, and, except in limited circumstances, have satisfactory or better ratings pursuant to the Community Reinvestment Act; and

  •
  The bank holding company must file with the Federal Reserve a declaration of its election to become a financial holding company, including a certification that its depository institution subsidiaries meet the prior two criteria.

    Failure to comply with the financial holding company requirements could lead to divestiture of subsidiary banks or require all activities of such company to conform to those permissible for a bank holding company. No prior Federal Reserve approval is required for a financial holding company to acquire a company (other than a bank holding company, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature.

    A bank holding company that is not also a financial holding company can only engage in banking and such other activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Pacific Crest is not currently a Financial Holding Company and Pacific Crest's management has not determined at this time whether it will seek an election to become a Financial Holding Company.

  Expanded Bank Activities

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

    A national bank seeking to have a financial subsidiary, and each of its depository institution affiliates, must be "well-capitalized," "well-managed" and have satisfactory or better ratings under the Community Reinvestment Act. The total assets of all financial subsidiaries may not exceed the lesser of 45% of a bank's total assets, or $50 billion. The largest 100 insured banks must also satisfy certain minimum debt rating requirements. A national bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary. The assets of the subsidiary may not be consolidated with the bank's assets. The financial subsidiary will be treated as an affiliate subject to the restrictions on transactions between the bank and affiliates imposed by the Federal Reserve Act sections 23A and 23B. The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities.

    The Financial Services Modernization Act also includes a new section of the Federal Deposit Insurance Act governing subsidiaries of state banks that engage in "activities as principal that would only be permissible" for a national bank to conduct in a financial subsidiary. It expressly preserves the ability of a state bank to retain all existing subsidiaries. Because California law permits commercial banks chartered by the Commissioner to engage in any activity permissible for national banks, Pacific Crest Bank will be permitted to form subsidiaries to engage in the activities authorized by the Financial Services Modernization Act, to the same extent as a national bank. In order to form a financial subsidiary, Pacific Crest Bank must be well-capitalized, and Pacific Crest Bank would be subject to the same capital deduction, risk management and affiliate transaction rules that are applicable to national banks.

  Privacy

    Under the Financial Services Modernization Act, federal banking regulators are required to adopt rules that will limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations will require disclosure of privacy policies to consumers and, in some circumstances, will allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Federal banking regulators issued final rules on May 10, 2000. Pursuant to these rules, financial institutions must provide:

  •
  initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;
  •
  annual notices of their privacy policies to current customers; and
  •
  a reasonable method for customers to "opt out" of disclosures to nonaffiliated third parties.

    The rules were effective November 13, 2000, but compliance is optional until July 1, 2001. These privacy provisions will affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. It is not possible at this time to assess the impact of the privacy provisions on the Company's financial condition or results of operations.

  Consumer Protection Rules—Sale of Insurance Products

    In December 2000, pursuant to the requirements of the Financial Services Modernization Act, the federal bank and thrift regulatory agencies adopted consumer protection rules for the sale of insurance products by depository institutions. The rule is effective on April 1, 2001. The final rule applies to any depository institution or any person selling, soliciting, advertising, or offering insurance products or annuities to a consumer at an office of the institution or on behalf of the institution. Before an institution can complete the sale of an insurance product or annuity, the regulation requires oral and written disclosure that such product:

  •
  is not a deposit or other obligation of, or guaranteed by, the depository institution or its affiliate;
  •
  is not insured by the FDIC or any other agency of the United States, the depository institution or its affiliate; and
  •
  has certain risks in investment, including the possible loss of value.

    Finally, the depository institution may not condition an extension of credit:

  •
  on the consumer's purchase of an insurance product or annuity from the depository institution or from any of its affiliates, or
  •
  on the consumer's agreement not to obtain, or a prohibition on the consumer from obtaining, an insurance product or annuity from an unaffiliated entity.

    The rule also requires formal acknowledgement from the consumer that disclosures were received.

    In addition, to the extent practicable, a depository institution must keep insurance and annuity sales activities physically segregated from the areas where retail deposits are routinely accepted from the general public.

  Safeguarding Confidential Customer Information

    In January 2000, the banking agencies adopted guidelines requiring financial institutions to establish an information security program to:

  •
  identify and assess the risks that may threaten customer information;
  •
  develop a written plan containing policies and procedures to manage and control these risks;
  •
  implement and test the plan; and

  •
  adjust the plan on a continuing basis to account for changes in technology, the sensitivity of customer information, and internal or external threats to information security.

    Each institution may implement a security program appropriate to its size and complexity and the nature and scope of its operations.

    The guidelines outline specific security measures that institutions should consider in implementing a security program. A financial institution must adopt those security measures determined to be appropriate. The guidelines require the board of directors to oversee an institution's efforts to develop, implement, and maintain an effective information security program and approve written information security policies and programs. The guidelines are effective July 1, 2001.

Dividends and Other Transfers of Funds

    Dividends from the Bank constitute the principal source of income to Pacific Crest. Pacific Crest is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to Pacific Crest. In addition, the Commissioner and the Federal Reserve have the authority to prohibit the Bank from paying dividends, depending upon the Bank's financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

    The FDIC and the Commissioner also have authority to prohibit the Bank from engaging in activities that, in the opinion of the FDIC or the Commissioner, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC and the Commissioner could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the FDIC has established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or Pacific Crest may pay. An insured depository institution is prohibited from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. See "Prompt Corrective Action and Other Enforcement Mechanisms" and "Capital Standards" for a discussion of these additional restrictions on capital distributions.

    The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, Pacific Crest or other affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of Pacific Crest or other affiliates. Such restrictions prevent Pacific Crest and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such transactions by the Bank with Pacific Crest or any other affiliate are limited, individually, to 10% of the Bank's capital and surplus (as defined by federal regulations), and such transactions are limited, in the aggregate, to 20% of the Bank's capital and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving the Company and other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See "Prompt Corrective Action and Other Enforcement Mechanisms."

Capital Standards

    The federal banking agencies have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk to 100% for assets with relatively high credit risk.

    The guidelines require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

    At December 31, 2000, both Pacific Crest and the Bank exceeded all minimum required capital ratios. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources."

    The federal banking regulators may set capital requirements higher than the minimums described above for holding companies whose circumstances warrant it. For example, a financial institution experiencing or anticipating significant growth may be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve has also indicated that it will consider a "tangible Tier 1 capital leverage ratio" (deducting all intangibles) and other indications of capital strength when evaluating proposals for expansion or new activities.

Proposed Capital Requirements for Community Institutions

    In November 2000 the federal bank and thrift regulatory agencies requested public comment on an advance notice of proposed rulemaking that considers the establishment of a simplified regulatory capital framework for non-complex institutions.

    In the proposal, the agencies suggested criteria that could be used to determine eligibility for a simplified capital framework, such as the nature of a bank's activities, its asset size and its risk profile. In the advance notice, the agencies seek comment on possible minimum regulatory capital requirements for non-complex institutions, including a simplified risk-based ratio, a simple leverage ratio, or a leverage ratio modified to incorporate certain off-balance sheet exposures.

    The advance notice solicits public comment on the agencies' preliminary views. Comments were due on the proposal on February 1, 2001. Given the preliminary nature of the proposal, it is not possible to predict its impact on the Bank at this time.

Prompt Corrective Action and Other Enforcement Mechanisms

    Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2000, both Pacific Crest and the Bank exceeded the required ratios for classification as well as capitalized. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources."

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

Safety and Soundness Standards

    The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset growth, (v) earnings, and (vi) compensation, fees and benefits. In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should: (i) conduct periodic asset quality reviews to identify problem assets, (ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses, (iii) compare problem asset totals to capital, (iv) take appropriate corrective action to resolve problem assets, (v) consider the size and potential risks of material asset concentrations, and (vi) provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk. These guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

Premiums for Deposit Insurance

    Through the Bank Insurance Fund (BIF), the FDIC insures the deposits of Pacific Crest's depository institution subsidiaries up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution's capitalization risk category and supervisory subgroup category. An institution's capitalization risk category is based on the FDIC's determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution's supervisory subgroup category is based on the FDIC's assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

    The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. An increase in the assessment rate could have a material adverse effect on Pacific Crest's earnings, depending on the amount of the increase. The FDIC is authorized to terminate a depository institution's deposit insurance upon a finding by the FDIC that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution's regulatory agency. The termination of deposit insurance for one or more of Pacific Crest's subsidiary depository institutions could have a material adverse effect on Pacific Crest's earnings, depending on the collective size of the particular institutions involved.

    All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FDIC established the FICO assessment rates effective for the third quarter of 2000 at approximately $.021 per $100 annually for assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC's insurance funds and do not vary depending on a depository institution's capitalization or supervisory evaluations.

Interstate Banking and Branching

    The BHCA permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide- and state-imposed concentration limits. Pacific Crest and the Bank have the ability, respectively, subject to certain state law restrictions, to acquire by acquisition or merger banks or bank branches outside of their home state. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branch operations are subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

Community Reinvestment Act and Fair Lending Developments

    Pacific Crest Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities. In December 2000, the federal banking agencies established annual reporting and public disclosure requirements for certain written agreements that are entered into between insured depository institutions or their affiliates and nongovernmental entities or persons that are made pursuant to, or in connection with, the fulfillment of the CRA.

    A bank's compliance with its CRA obligations is based a performance-based evaluation system which bases CRA ratings on an institution's lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve Board will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. Based on an examination conducted in January of 2000, Pacific Crest Bank was rated "Satisfactory" in complying with its CRA obligations.

RISK FACTORS

Competition

    The banking and financial services industry in California generally, and in Pacific Crest's market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The Bank competes for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than the Bank. In addition, recent federal legislation may have the effect of further increasing the pace of consolidation within the financial services industry. See "Regulation—Financial Services Modernization Legislation."

Economic Conditions, Government Policies, Legislation, and Regulation

    Pacific Crest's profitability, like most financial institutions, primarily depends on interest rate differentials. In general, the difference between the interest rates paid by the Bank on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Bank on its interest-earning assets, such as loans extended to its clients and securities held in its investment portfolio, comprise the major portion of Pacific Crest's earnings. These rates are highly sensitive to many factors that are beyond the control of Pacific Crest and the Bank, such as inflation, recession and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on Pacific Crest and the Bank cannot be predicted.

    Pacific Crest's business also is influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve. The Federal Reserve implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on Pacific Crest and the Bank of any future changes in monetary and fiscal policies cannot be predicted.

    From time to time, legislation, as well as regulations, are enacted that have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers frequently are made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. Such legislation and new regulations may change Pacific Crest's operating environment in substantial and unpredictable ways. If enacted, or adopted, such legislation and regulations could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. Pacific Crest cannot predict whether any of such potential legislation and new regulations will be enacted, and if enacted, the effect that they would have on Pacific Crest's financial condition or results of operations. See "Regulation."

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

    (1) Economic Conditions. The Company's results are strongly influenced by general economic conditions in its market areas. Accordingly, a deterioration in these conditions could have a material adverse impact on the quality of the Company's loan portfolio and the demand for its products and services. In particular, changes in economic conditions in the real estate industry may affect its performance. See "Economic Conditions, Government Policies, Legislation, and Regulation."

    (2) Interest Rates. The Company is subject to possible interest rate spread compression, which would adversely impact net interest income, if interest rates rise. The amount of such interest rate spread compression would depend upon the frequency, magnitude and duration of such interest rate increases. See "Economic Conditions, Government Policies, Legislation, and Regulation", and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk."

    (3) Government Regulation and Monetary Policy. All forward-looking statements presume a continuation of the existing regulatory environment and United States government monetary policies. The banking industry is subject to extensive federal and state regulations, and significant new laws or changes in, or repeals of, existing laws may cause results to differ materially. See "Economic Conditions, Government Policies, Legislation, and Regulation," and "Regulation."

    (4) Competition. The Company competes with numerous other domestic and foreign financial institutions and non-depository financial intermediaries. Results of the Company may differ if circumstances affecting the nature or level of competition change, such as the merger of competing financial institutions or the acquisition of California institutions by out-of-state companies.

    (5) Credit Quality. A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Company has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that its management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying credit portfolios, but such policies and procedures may not prevent unexpected losses that could materially adversely affect the Company's results. See "Allowance for Loan Losses."

    (6) Dependence on Key Employees. If the Company were to lose key employees temporarily or permanently, particularly if they went to work for competitors, it could hurt the Company's business. The Company's future success depends on the continued contributions of existing senior management personnel.

    (7) Environmental Concerns. The cost of cleaning up or paying damages and penalties associated with environmental problems could increase operating expenses. When a borrower defaults on a loan secured by real property, the Bank often purchases the property in foreclosure or accepts a deed to the property surrendered by the borrower. The Bank may also take over the management of commercial properties whose owners have defaulted on loans. The Bank also leases premises where its branches and other facilities are located. Although the Company has lending, foreclosure and facilities guidelines intended to exclude properties with an unreasonable risk of contamination, hazardous substances may exist on some of the properties that the Bank owns, manages or occupies. The Company may face the risk that environmental laws could force it to clean up the properties at its expense. It may cost much more to clean a property than the property is worth. The Company could also be liable for pollution generated by a borrower's operations if the Bank takes a role in managing those operations after a default. The Bank also may find it difficult or impossible to sell contaminated properties.

    (8) Natural Disasters. The Company's most significant operations are concentrated in Southern California. A major earthquake could result in material loss to the Company. A significant percentage of the Bank's loans are and will be secured by real estate. California is an earthquake-prone region. The Company has a disaster-recovery plan with off-site data processing resources located in Costa Mesa, California. Many of the Bank's borrowers could suffer uninsured property damage, experience interruption of their business or lose their jobs after an earthquake. Those borrowers might not be able to repay their loans, and the collateral for loans could decline significantly in value. Unlike a bank with operations that are more geographically diversified, the Bank is vulnerable to greater losses if an earthquake, fire, flood or other natural catastrophe occurs in Southern California.

    (9) Other Risks. From time to time, the Company details other risks with respect to its businesses and/or its financial results in its filings with the Securities and Exchange Commission (the "SEC"), the FDIC and the DFI, respectively.

    The Company believes that its assumptions regarding these and other factors on which forward-looking statements are based are reasonable, such assumptions are necessarily speculative in nature, and actual outcomes can be expected to differ to some degree. Consequently, there can be no assurance that the results described in such forward-looking statements will, in fact, be achieved.

ITEM 2. Properties

    The Company's principal executive offices are located at 30343 Canwood Street, Agoura Hills, California 91301. The Bank conducts its deposit and lending operations through three branch offices located in Beverly Hills, Encino and San Diego, California. The Company leases all of its offices. Information with respect to the Company's principal executive and branch offices is as follows:

Location	Floor Space in Square Feet	Annual Rent	Lease Expiration Date
Corporate Headquarters—Agoura Hills, California	16,361	$300,027	2006
Branch Office—Beverly Hills, California	3,102	74,925	2001
Branch Office—Encino, California	3,310	69,601	2007
Branch Office—San Diego, California	4,505	121,812	2010
SBA Loan Production Office—San Diego, California	3,176	66,855	2003

ITEM 3. Legal Proceedings

    There are several lawsuits and claims pending against the Company. Management, after review, including consultation with counsel, believes that any ultimate liability that could arise from these lawsuits and claims would not materially or adversely affect the financial position or liquidity of the Company.

ITEM 4. Submission of Matters to a Vote of Security Holders

    Not applicable.

ITEM 4(a).  Executive Officers of the Registrant

    The following individuals are executive officers of the Company as of December 31, 2000. Pertinent information relating to these individuals is set forth below. There are no family relationships between any of the officers. All of the Company's officers hold their respective offices at the pleasure of the Board of Directors, subject to the rights, if any, of an officer under any contract of employment.

  Gary Wehrle—Chairman of the Board, President and Chief Executive Officer of Pacific Crest—Age 58

    Mr. Wehrle has served as Chairman of the Board of Pacific Crest since October 20, 1993, and President and Chief Executive Officer of Pacific Crest since September 10, 1993. Mr. Wehrle also has served as President and Chief Executive Officer of the Bank since 1984. Mr. Wehrle served as Executive Vice President of the Foothill Group, Inc. from 1980 to 1993.

  Robert J. Dennen—Senior Vice President, Chief Financial Officer and Secretary of Pacific Crest—Age 48

    Mr. Dennen has served as Senior Vice President, Chief Financial Officer and Secretary of Pacific Crest since January 1, 1999 and prior to that, served as Vice President and Chief Financial Officer of Pacific Crest from 1993 to 1999. Mr. Dennen also has served as Senior Vice President and Chief Financial Officer of the Bank since January 1, 1999 and prior to that, served as Vice President and Chief Financial Officer of the Bank from 1993 to 1999. Prior to that, he served as Vice President and Controller/Treasurer of the Bank from 1986 to 1993.

  Gonzalo Fernandez—Executive Vice President of Pacific Crest—Age 58

    Mr. Fernandez has served as Executive Vice President of Pacific Crest since June 20, 1994. Mr. Fernandez also has served as Executive Vice President of the Bank since June 20, 1994. From May 1988 to June 1994, he served as Senior Vice President of City National Bank.

  Kirsten R. (Didi) Hakes—Senior Vice President of the Bank—Age 37

    Ms. Hakes has served as Senior Vice President of the Bank since June 12, 2000. Prior to that, she served as Executive Vice President and Senior Loan Officer of First International Bank from February 1998 to May 2000, and before that, served as Senior Vice President and SBA Loan Department Manager of First International Bank from June 1994 to January 1998.

  Lyle C. Lodwick—Executive Vice President of Pacific Crest—Age 47

    Mr. Lodwick has served as Executive Vice President of Pacific Crest since September 10, 1993. Mr. Lodwick also has served as Executive Vice President of the Bank since 1992 and, prior to that, served as Senior Vice President of the Bank from 1988 to 1992.

  Carolyn Reinhart—Senior Vice President of the Bank—Age 41

    Ms. Reinhart has served as Senior Vice President of the Bank since January 1, 1998 and, prior to that, served as Vice President of the Bank from 1989 to 1997.

  Kimberlee Von Disterlo—Senior Vice President of the Bank—Age 40

    Ms. Von Disterlo has served as Senior Vice President of the Bank since January 1, 2000 and, prior to that, served as Vice President of the Bank from 1990 to 1999.

PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

    The Company's common stock, $0.01 par value (the "Common Stock") is traded on the Nasdaq National Market under the Nasdaq symbol "PCCI."

    There were approximately 1,700 beneficial owners of the Common Stock as of March 16, 2001.

    The following tables present the high and low Common Stock sales prices as well as the dividends declared and paid during each quarter for the last two years.

	Year Ended December 31, 2000
Quarter Ended:	High	Low	Dividends
December 31	$15.00	$12.38	$0.07
September 30	14.06	12.25	0.07
June 30	13.63	10.38	0.07
March 31	13.00	10.00	0.07

	Year Ended December 31, 1999
Quarter Ended:	High	Low	Dividends
December 31	$15.13	$11.88	$0.07
September 30	15.63	12.25	0.06
June 30	16.13	13.00	0.06
March 31	15.63	13.75	0.05

    The Company currently plans to declare and pay quarterly dividends during 2001. The Company's ability to pay dividends is subject to restrictions set forth in the Delaware General Corporation Law. The Delaware General Corporation Law provides that a Delaware corporation may pay dividends either (i) out of the corporation's surplus (as defined by Delaware law), or (ii) if there is no surplus, out of the corporation's net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Furthermore, if the Company were determined to be a quasi-California corporation, the Company would have to comply with California law with respect to, among other things, distributions to shareholders. Under California law, a corporation is prohibited from paying dividends unless (i) the retained earnings of the corporation immediately prior to the distribution exceed the amount of the distribution, (ii) the assets of the corporation exceed 1 1/4 times its liabilities, or (iii) the current assets of the corporation exceed its current liabilities, but if the average pre-tax net earnings of the corporation before interest expense for the two years preceding the distribution was less than the average interest expense of the corporation for those years, the current assets of the corporation must exceed 1 1/4 times its current liabilities.

    Management believes that the Company is not a quasi-California corporation by virtue of the Common Stock being listed on the Nasdaq National Market and the Company having more than 800 holders of its equity securities. However, no assurances can be given that this will continue to be the case in the future. The Company's ability to pay cash dividends to its shareholders in the future will depend in large part on the Bank's ability to pay dividends on its capital stock to the Parent. The Bank's ability to pay dividends to the Parent is subject to restrictions set forth in the California Financial Code and the provisions of the California General Corporation Law described above. See Item 1. "Business—Regulation—Dividends and Other Transfers of Funds."

ITEM 6. Selected Financial Data

    The following selected consolidated financial data of the Company and its subsidiaries has been derived from and should be read in conjunction with the Company's audited consolidated financial statements and related notes which are included in this Annual Report on Form 10-K (in thousands, except per share data):

	December 31,
	2000	1999	1998	1997	1996
BALANCE SHEET DATA:
Cash	$2,319	$1,282	$3,592	$1,966	$2,572
Securities purchased under resale agreements	3,017	3,501	22,048	426	262

Cash and cash equivalents	5,336	4,783	25,640	2,392	2,834

Investment securities:
U.S. agency callable bonds held to maturity	—	—	—	4,998	30,960
U.S. agency callable bonds available for sale	227,106	233,071	307,919	217,738	52,534
U.S. agency mortgage-backed securities available for sale	3,799	3,856	1,606	—	—
Corporate debt securities available for sale	3,543	3,833	11,736	—	—

Total investment securities	234,448	240,760	321,261	222,736	83,494

Loans:
Commercial real estate loans	382,596	357,312	278,614	223,902	206,107
SBA loans	16,853	6,959	7,454	5,711	2,363
Other loans	814	2,062	3,000	2,283	3,242

Gross loans	400,263	366,333	289,068	231,896	211,712
Less: deferred loan costs (fees)	22	(381)	(582)	(763)	(617)
Less: allowance for loan losses	(7,240)	(6,450)	(5,024)	(4,100)	(3,400)

Net loans	393,045	359,502	283,462	227,033	207,695

Accrued interest receivable and other assets	15,831	18,215	14,135	10,084	6,593
Other real estate owned	—	—	806	2,064	3,469

Total assets	$648,660	$623,260	$645,304	$464,309	$304,085

Deposits:
Money market checking	$14,414	$18,783	$23,849	$16,703	$20,080
Savings accounts	148,347	196,368	276,011	200,255	157,789
Certificates of deposit	336,076	269,233	182,979	131,213	88,826

Total deposits	498,837	484,384	482,839	348,171	266,695

Borrowings:
Securities sold under repurchase agreements	23,500	30,500	30,779	21,500	10,000
Borrowings from State of California	28,000	20,000	—	—	—
Term borrowings	40,000	40,000	79,450	45,000	—
Trust preferred securities	17,250	17,250	17,250	17,250	—

Total borrowings	108,750	107,750	127,479	83,750	10,000

Accrued interest payable and other liabilities	7,143	5,577	4,846	3,580	2,922

Total liabilities	614,730	597,711	615,164	435,501	279,617

Shareholders' equity:
Common stock, at par	30	30	30	30	30
Additional paid-in capital	27,790	27,885	28,057	27,914	27,808
Retained earnings (deficit)	14,542	9,978	5,559	849	(2,858)
Accumulated other comprehensive income (loss)	(1,532)	(6,355)	1,199	1,189	(257)
Common stock in treasury, at cost	(6,900)	(5,989)	(4,705)	(1,174)	(255)

Total shareholders' equity	33,930	25,549	30,140	28,808	24,468

Total liabilities and shareholders' equity	$648,660	$623,260	$645,304	$464,309	$304,085

	Years Ended December 31,
	2000	1999	1998	1997	1996
INCOME STATEMENT DATA:
Interest income:
Loans	$37,182	$32,857	$25,653	$24,475	$21,384
Investment securities	16,405	16,091	19,366	10,759	2,913
Securities purchased under resale agreements	132	413	221	112	2,270

Total interest income	53,719	49,361	45,240	35,346	26,567

Interest expense:
Deposits:
Money market checking	658	967	949	892	822
Savings accounts	8,355	11,519	11,226	9,603	9,179
Certificates of deposit	19,284	11,613	9,241	6,467	3,456

Total interest on deposits	28,297	24,099	21,416	16,962	13,457

Borrowings:
Securities sold under repurchase agreements	2,022	871	1,418	1,638	43
Borrowings from State of California	1,805	148	—	—	—
Term borrowings	1,999	3,455	4,087	562	—
Trust preferred securities	1,617	1,617	1,617	449	—

Total interest on borrowings	7,443	6,091	7,122	2,649	43

Total interest expense	35,740	30,190	28,538	19,611	13,500

Net interest income	17,979	19,171	16,702	15,735	13,067
Provision for loan losses	604	1,677	910	1,135	1,917

Net interest income after provision for loan losses	17,375	17,494	15,792	14,600	11,150

Non-interest income:
Loan prepayment and late fee income	346	662	788	243	—
Gain on sale of commercial real estate loans	561	—	467	—	—
Gain on sale of SBA loans	112	250	254	—	—
Gain on sale of other real estate owned	115	25	120	216	—
Gain (loss) on sale of investment securities	(2)	661	252	—	413
Gain on sale of deposits	—	—	—	—	264
Other income	581	861	597	289	804

Total non-interest income	1,713	2,459	2,478	748	1,481

Non-interest expense:
Salaries and employee benefits	6,407	6,652	5,822	5,009	4,664
Net occupancy expenses	1,422	1,687	1,616	1,568	1,448
Communication and data processing	880	933	778	659	551
Advertising and promotion	223	598	541	351	174
FDIC insurance premiums	105	54	43	73	72
Other expenses	1,153	1,445	1,091	993	815

Total operating expenses	10,190	11,369	9,891	8,653	7,724
Credit and collection expenses	(134)	43	127	127	94
Other real estate owned expenses	(10)	28	211	114	150
Valuation adjustments to other real estate owned	—	43	50	370	155

Total non-interest expense	10,046	11,483	10,279	9,264	8,123

Income before income taxes	9,042	8,470	7,991	6,084	4,508
Income tax expense	3,772	3,415	3,144	2,377	1,505

Net income	$5,270	$5,055	$4,847	$3,707	$3,003

	At or For the Years Ended December 31,
	2000	1999	1998	1997	1996
Performance Ratios(1):
Return on average shareholders' equity(2)	15.98%	16.65%	17.02%	14.06%	12.96%
Return on average total assets(3)	0.82%	0.83%	0.90%	0.97%	1.06%
Net interest rate spread(4)	2.48%	2.94%	2.93%	3.89%	4.41%
Net interest margin(5)	2.80%	3.19%	3.17%	4.20%	4.76%
Operating expenses to average total assets	1.59%	1.87%	1.84%	2.26%	2.73%
Dividend payout ratio(6)	13.93%	13.19%	2.80%	—	—
Average shareholders' equity to average total assets	4.25%	4.62%	5.64%	6.89%	8.20%

Asset Quality Ratios:
Non-accrual loans to total loans, net of deferred loan fees	—	0.06%	—	0.10%	0.65%
Total non-performing assets to total assets(7)	—	0.03%	0.12%	0.49%	1.60%
Allowance for loan losses to total loans, net of deferred loan fees	1.81%	1.76%	1.74%	1.77%	1.61%
Allowance for loan losses to non-accrual loans	—	3071.43%	—	1798.20%	245.30%
Allowance for loan losses and OREO valuation allowance to non-performing assets	—	3071.43%	505.2%	165.70%	70.58%
Net loan charge-offs (recoveries) to average loans	(0.05)%	0.07%	(0.01)%	0.20%	1.68%
Net loan charge-offs (recoveries) and OREO valuation adjustments to average loans and OREO	(0.05)%	0.08%	0.01%	0.36%	1.73%

Capital Ratios—Pacific Crest Capital, Inc.(8):
Leverage ratio	7.16%	6.89%	—	—	—
Tier 1 risk-based capital ratio	10.63%	10.18%	—	—	—
Total risk-based capital ratio	13.11%	13.02%	—	—	—

Capital Ratios—Pacific Crest Bank(8):
Leverage ratio	7.36%	7.19%	6.81%	7.53%	8.60%
Tier 1 risk-based capital ratio	10.82%	10.38%	10.67%	12.02%	10.31%
Total risk-based capital ratio	12.07%	11.64%	11.92%	13.27%	11.56%

Per Share Data:
Diluted earnings per common share	$2.01	$1.82	$1.64	$1.21	$1.00
Basic earnings per common share	2.09	1.90	1.72	1.26	1.02
Dividends declared per common share	0.28	0.24	0.05	—	—
Realized shareholders' equity per common share(9)	14.10	12.26	10.76	9.57	8.44
Tangible book value per common share	13.49	9.82	11.20	9.97	8.35

Share Information (in thousands):
Weighted average basic common shares outstanding	2,525	2,662	2,817	2,936	2,947
Weighted average diluted common shares outstanding	2,622	2,778	2,971	3,070	3,004
Common shares outstanding, net of treasury shares	2,515	2,602	2,691	2,887	2,930

(1)
Pacific Crest's performance ratios are based on actual daily averages.
(2)
Net income divided by average total shareholders' equity, excluding average accumulated other comprehensive income (loss).
(3)
Net income divided by average total assets.
(4)
Yield earned on average total interest-earning assets less the rate paid on average total interest-bearing liabilities.
(5)
Net interest income divided by average total interest-earning assets.
(6)
Dividends declared per common share divided by diluted earnings per common share. The 1998 dividend payout ratio represents one quarter of declared dividends, which were paid out in the fourth quarter of 1998. If the Company had declared four quarters of dividends at the fourth quarter pay-out rate, the dividend payout ratio for 1998 would have been 11.2%.
(7)
Non-performing assets consist of non-accrual loans and other real estate owned ("OREO").
(8)
No capital ratios were required for Pacific Crest Capital, Inc. prior to its conversion to a bank holding company in December 1999. The minimum required ratios for a well capitalized institution are 5% leverage, 6% Tier 1 risk-based capital and 10% total risk-based capital.
(9)
Calculation excludes accumulated other comprehensive income (loss) from shareholders' equity.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

    Pacific Crest Capital, Inc. ("Pacific Crest or the "Parent"), a Delaware corporation, is a bank holding company and owns 100% of the stock of Pacific Crest Bank (the "Bank"), and 100% of the common stock of PCC Capital I ("PCC Capital"). The consolidated financial statements and financial data included herein include the accounts of Pacific Crest and its wholly owned subsidiaries and are referred to as the consolidated financial statements of the "Company."

    The following discussion should be read in conjunction with the information under Item 6. "Selected Financial Data" and the Company's consolidated financial statements and related notes contained elsewhere herein. Certain statements under this Item 7 constitute "forward-looking statements" under Section 27A of the Securities Act and Section 21E of the Exchange Act, which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in these forward-looking statements. Factors that might cause such a difference, include but are not limited to, credit quality, economic conditions, competition in the geographic and business areas in which the Company conducts its operations, fluctuations in interest rates and government regulation. For additional information concerning these factors, see Item 1. "Business—Risk Factors."

Capital

    As of December 31, 2000, Pacific Crest's leverage ratio, Tier 1 risk-based capital ratio and total risk-based ratio were 7.16%, 10.63% and 13.11%, respectively. The Bank's leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 7.36%, 10.82% and 12.07%, respectively. These ratios placed Pacific Crest and the Bank in the "well-capitalized" category as defined by federal regulations, which require corresponding capital ratios of 5%, 6% and 10%, respectively, to qualify for that designation.

Dividends

    On January 25, 2001, the Company announced that the Board of Directors had declared a $0.08 per common share cash dividend for the first quarter of 2001. The dividend was payable to shareholders of record at the close of business on March 1, 2001 and was paid on March 15, 2001. During the year ended December 31, 2000, the Company declared and paid total cash dividends of $0.28 per share for a total of $706,000. During the year ended December 31, 1999, the Company declared and paid cash dividends of $0.24 per share for a total of $636,000.

Stock Repurchase Plan

    As of December 31, 2000, the Company had 39,000 remaining shares authorized for repurchase under its common stock repurchase program. During the year ended December 31, 2000, the Company repurchased 102,000 shares of its common stock. The total cost of the shares purchased in 2000 was approximately $1,149,000, which resulted in an average cost per share of $11.27. During 2000, the Company utilized repurchased shares for all of its common stock issuances under the Company's employee stock purchase plan, non-employee directors stock purchase plan and employee stock option plan, which totaled 15,696 shares.

Sale of Interest Rate Cap Agreement

    On February 8, 2000, the Company sold its interest rate cap agreement for $2.5 million and recognized a deferred gain of $1.8 million, which was reported in the Consolidated Balance Sheets under the caption "Accrued interest payable and other liabilities". The interest rate cap agreement had originally been purchased on June 8, 1998, at a price of $925,000. The deferred gain is being amortized as a credit to "Interest expense—deposits" over the remaining life of the original interest rate cap agreement, which had a maturity date of June 8, 2003. During the year ended December 31, 2000, the amount of deferred gain amortization totaled $495,000, which resulted in a reduction in interest expense on deposits. Conversely, during the years ended December 31, 1999 and 1998, the amortization of the purchase price of the interest rate cap totaled $185,000 and $105,000, respectively, which resulted in an increase in interest expense on deposits. As of December 31, 2000, the remaining unamortized balance of the deferred gain resulting from the sale of the interest rate cap totaled $1.3 million and will be amortized as follows: $554,000 in 2001, $554,000 in 2002, and $240,000 in 2003.

RESULTS OF OPERATIONS

    The following table presents condensed statements of income and related performance data for the periods indicated and the dollar and percentage changes between the periods (in thousands):

	Years Ended December 31,			Increase (Decrease) 2000 vs. 1999		Increase (Decrease) 1999 vs. 1998
	2000	1999	1998	$	%	$	%
Net interest income	17,979	19,171	16,702	(1,192)	(6.2)%	2,469	14.8%
Provision for loan losses	604	1,677	910	(1,073)	(64.0)%	767	84.3%
Non-interest income	1,713	2,459	2,478	(746)	(30.3)%	(19)	(0.8)%
Non-interest expense	10,046	11,483	10,279	(1,437)	(12.5)%	1,204	11.7%

Income before income taxes	9,042	8,470	7,991	572	6.8%	479	6.0%
Income tax provision	3,772	3,415	3,144	357	10.5%	271	8.6%

Net income	$5,270	$5,055	$4,847	$215	4.3%	208	4.3%

Diluted earnings per share	$2.01	$1.82	$1.64
Return on average shareholders' equity	15.98%	16.65%	17.02%
Return on average assets	0.82%	0.83%	0.90%

2000 COMPARED WITH 1999

Earnings Performance Summary

    Net income was $5.3 million (or $2.01 per common share on a diluted basis) for the year ended December 31, 2000, compared to $5.1 million (or $1.82 per common share on a diluted basis) for the year ended December 31, 1999. Pre-tax income was $9.0 million compared to $8.5 million for the years ended December 31, 2000 and 1999, respectively. The $0.5 million increase in pre-tax income reflects the following:

  •
  Net interest income decreased by $1.2 million, to $18.0 million, during the year ended December 31, 2000 primarily due to the rising interest rate environment and its negative impact on the Company's excess of variable rate liabilities over variable rate assets. The rate paid on average total interest-bearing liabilities increased by 62 basis points, to 5.90%, during 2000 compared to 1999, partially offset by an increase of 16 basis points, to 8.38%, in the yield on average total interest-earning assets. This resulted in a reduction of the net interest spread of 46 basis points, to 2.48%.

  •
  Provision for loan losses decreased by $1.1 million, to $0.6 million, reflecting management's evaluation of the allowance for loan losses and the risk inherent in the Company's loan portfolio. The allowance for loan losses as a percentage of total loans increased to 1.81% at

    December 31, 2000 from 1.76% at December 31, 1999. During 2000, the Company increased the allowance by $186,000 due to net recoveries, whereas during 1999, the Company reduced the allowance by $251,000 due to net charge-offs, resulting in a $437,000 change.

  •
  Non-interest income decreased by $0.7 million, to $1.7 million, primarily due to reduced gains on sales of investment securities and SBA loans and lower loan prepayment and late fee income, partially offset by a gain on the sale of a commercial real estate loan and a greater gain on the sale of other real estate owned.

  •
  Non-interest expense decreased by $1.4 million, to $10.0 million, primarily due to the elimination of five loan production offices located outside of Southern California, which were replaced by non-employee correspondent loan agents, as well as the closing of a secondary market loan sales office in Orange County, California, whose operations were moved to the Company's headquarters. Additionally, the Company significantly reduced its advertising and promotion costs by 62.7% in 2000 compared to 1999.

    Return on average shareholders' equity was 15.98% and 16.65% for the years ended December 31, 2000 and 1999, respectively, while return on average total assets was 0.82% and 0.83% for the same periods, respectively.

  Average Balances, Interest Income and Expense, Yields and Rates

    The following table presents the Company's consolidated average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest yields/rates for the periods indicated. All average balances are daily average balances (dollars in thousands):

	Years Ended December 31,
	2000			1999			1998
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-Earning Assets:
Loans(1)	$387,794	$37,182	9.59%	$346,698	$32,857	9.48%	$238,950	$25,653	10.74%
Securities purchased under resale agreements	2,058	132	6.41%	8,303	413	4.97%	4,167	221	5.30%
Investment securities available for sale(2):
U.S. government sponsored agency securities:
Callable bonds(3)	243,199	15,768	6.48%	240,738	15,752	6.54%	281,911	19,275	6.84%
Mortgage-backed securities	3,898	274	7.03%	1,905	125	6.56%	864	55	6.37%
Corporate debt securities	4,102	363	8.85%	3,208	214	6.67%	585	36	6.15%

Total investment securities	251,199	16,405	6.53%	245,851	16,091	6.55%	283,360	19,366	6.84%

Total interest-earning assets	641,051	53,719	8.38%	600,852	49,361	8.22%	526,477	45,240	8.59%

Non-interest-earning assets	8,291			11,525			16,853
Less: allowance for loan losses	(6,960)			(5,981)			(4,547)

Total assets	$642,382			$606,396			$538,783

Interest-Bearing Liabilities:
Money market checking	$15,503	658	4.24%	$21,955	967	4.40%	$18,917	949	5.02%
Savings accounts	165,778	8,355	5.04%	241,101	11,519	4.78%	211,851	11,226	5.30%
Certificates of deposit	313,825	19,284	6.14%	212,755	11,613	5.46%	160,720	9,241	5.75%

Total deposits	495,106	28,297	5.72%	475,811	24,099	5.06%	391,488	21,416	5.47%

Securities sold under repurchase agreements	31,153	2,022	6.49%	15,741	871	5.53%	24,893	1,418	5.70%
Borrowings from State of California	30,170	1,805	5.98%	2,712	148	5.46%	—	—	—
Term borrowings	32,404	1,999	6.17%	59,829	3,455	5.77%	70,653	4,087	5.78%
Trust preferred securities	17,250	1,617	9.37%	17,250	1,617	9.37%	17,250	1,617	9.37%

Total borrowings	110,977	7,443	6.71%	95,532	6,091	6.38%	112,796	7,122	6.31%

Total interest-bearing liabilities	606,083	35,740	5.90%	571,343	30,190	5.28%	504,284	28,538	5.66%

Non-interest-bearing liabilities	9,008			7,043			4,098
Shareholders' equity	27,291			28,010			30,401

Total liabilities and shareholders' equity	$642,382			$606,396			$538,783

Excess of interest-earning assets over interest-bearing liabilities	$34,968			$29,509			$22,193

Net interest income		$17,979			$19,171			$16,702

Net interest rate spread(4)			2.48%			2.94%			2.93%

Net interest margin(5)			2.80%			3.19%			3.17%

(1)
Average balances of loans are calculated net of deferred loan fees, but include non-accrual loans, which have a zero yield.

(2)
Average balances of investment securities available for sale are presented on a historical amortized cost basis.

(3)
Callable bonds for 1998 includes the following held to maturity data: $4,040 average balance, $310 interest income, and 7.67% average yield.

(4)
Net interest rate spread represents the yield earned on average total interest-earning assets less the rate paid on average total interest-bearing liabilities.

(5)
Net interest margin is computed by dividing net interest income by average total interest-earning assets.

  Net Changes in Average Balances, Composition, Yields and Rates

    The following table sets forth the composition of average interest-earning assets and average interest-bearing liabilities by category and by the percentage of each category to the total for the periods indicated, including the change in average balance, composition, and yield/rate between these respective periods (dollars in thousands):

	Years Ended December 31,
	2000			1999			Increase (Decrease)
	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate
Interest-Earning Assets:
Loans	$387,794	60.5%	9.59%	$346,698	57.7%	9.48%	$41,096	2.8%	0.11%
Securities purchased under resale agreements	2,058	0.3%	6.41%	8,303	1.4%	4.97%	(6,245)	(1.1)%	1.44%
Investment securities available for sale:
U.S. government sponsored agency securities:
Callable bonds	243,199	37.9%	6.48%	240,738	40.1%	6.54%	2,461	(2.2)%	(0.06)%
Mortgage-backed securities	3,898	0.6%	7.03%	1,905	0.3%	6.56%	1,993	0.3%	0.47%
Corporate debt securities	4,102	0.7%	8.85%	3,208	0.5%	6.67%	894	0.2%	2.18%

Total investment securities	251,199	39.2%	6.53%	245,851	40.9%	6.55%	5,348	(1.7)%	(0.02)%

Total interest-earning assets	$641,051	100.0%	8.38%	$600,852	100.0%	8.22%	$40,199		0.16%

Interest-Bearing Liabilities:
Money market checking	$15,503	2.6%	4.24%	$21,955	3.9%	4.40%	$(6,452)	(1.3)%	(0.16)%
Savings accounts	165,778	27.3%	5.04%	241,101	42.2%	4.78%	(75,323)	(14.9)%	0.26%
Certificates of deposit	313,825	51.8%	6.14%	212,755	37.2%	5.46%	101,070	14.6%	0.68%

Total deposits	495,106	81.7%	5.72%	475,811	83.3%	5.06%	19,295	(1.6)%	0.66%

Securities sold under repurchase agreements	31,153	5.1%	6.49%	15,741	2.7%	5.53%	15,412	2.4%	0.96%
Borrowings from State of California	30,170	5.0%	5.98%	2,712	0.5%	5.46%	27,458	4.5%	0.52%
Term borrowings	32,404	5.4%	6.17%	59,829	10.5%	5.77%	(27,425)	(5.1)%	0.40%
Trust preferred securities	17,250	2.8%	9.37%	17,250	3.0%	9.37%	—	(0.2)%	0.00%

Total borrowings	110,977	18.3%	6.71%	95,532	16.7%	6.38%	15,445	1.6%	0.33%

Total interest-bearing liabilities	$606,083	100.0%	5.90%	$571,343	100.0%	5.28%	$34,740		0.62%

Excess of interest-earning assets over interest-bearing liabilities	$34,968			$29,509			$5,459

Net interest rate spread			2.48%			2.94%			(0.46)%
Net interest margin			2.80%			3.19%			(0.39)%

  Volume and Rate Variance Analysis of Net Interest Income

    The following table presents the dollar amount of changes in interest income and interest expense due to (i) changes in average balances of interest-earning assets and interest-bearing liabilities, as well as (ii) changes in interest rates, for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume (i.e. changes in average balance multiplied by prior period rate) and (ii) changes in rate (i.e. changes in rate multiplied by prior period average balance). For purposes of this table, changes attributable to both rate and volume which cannot be segregated, have been allocated proportionately based on the absolute dollar amounts of the changes due to volume and rate (in thousands):

	Years Ended December 31,
	2000 vs. 1999 Increase (Decrease) Due To			1999 vs. 1998 Increase (Decrease) Due To
	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Loans (1)	$3,939	$386	$4,325	$10,495	$(3,291)	$7,204
Securities purchased under resale agreements	(376)	95	(281)	207	(15)	192
Investment securities available for sale:
U.S. government sponsored agency securities:
Callable bonds (2)	161	(145)	16	(2,748)	(775)	(3,523)
Mortgage-backed securities	139	10	149	68	2	70
Corporate debt securities	69	80	149	175	3	178

Total investment securities	369	(55)	314	(2,505)	(770)	(3,275)

Total interest income	3,932	426	4,358	8,197	(4,076)	4,121

Interest Expense:
Money market checking	(275)	(34)	(309)	143	(125)	18
Savings accounts	(3,763)	599	(3,164)	1,459	(1,166)	293
Certificates of deposit	6,078	1,593	7,671	2,859	(487)	2,372

Total deposits	2,040	2,158	4,198	4,461	(1,778)	2,683

Securities sold under repurchase agreements	978	173	1,151	(506)	(41)	(547)
Borrowings from State of California	1,641	16	1,657	148	—	148
Term borrowings	(1,678)	222	(1,456)	(625)	(7)	(632)
Trust preferred securities	—	—	—	—	—	—

Total borrowings	941	411	1,352	(983)	(48)	(1,031)

Total interest expense	2,981	2,569	5,550	3,478	(1,826)	1,652

Net interest income	$951	$(2,143)	$(1,192)	$4,719	$(2,250)	$2,469

(1)
Does not include interest income that would have been earned on non-accrual loans.

(2)
The callable bonds volume decrease for 1999 vs. 1998 includes a held to maturity volume decrease of $310.

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

    Net interest income decreased by $1.2 million, to $18.0 million, during the year ended December 31, 2000 compared to the same period in 1999. This decrease was comprised of a $2.1 million decrease attributable to changes in interest rates, partially offset by a $0.9 million increase attributable to changes in volume. This was primarily due to the reduction in the net interest rate spread of 46 basis points, to 2.48%, partially offset by the $5.5 million increase, to $35.0 million, in the excess of interest-earning assets over interest-bearing liabilities during the year ended December 31, 2000 compared to the same period in 1999.

    The reduction in the net interest rate spread was principally due to an increase of 62 basis points, to 5.90%, in the rate paid on average total interest-bearing liabilities, partially offset by an increase of 16 basis points, to 8.38%, in the yield on average total interest-earning assets. The rate paid on average total interest-bearing liabilities increased primarily due to the rise in interest rates, which started during the second half of 1999. The yield earned on average total interest-earning assets increased principally due to an increase of 11 basis points, to 9.59%, in the yield earned on average loans, as well as to a shift in the mix of average total interest-earning assets to higher yielding loans from lower yielding securities. The growth in the excess of interest-earning assets over interest-bearing liabilities was primarily due to an increase of $40.2 million, to $641.1 million, in average total interest-earning assets, partially offset by an increase of $34.7 million, to $606.1 million, in average total interest-bearing liabilities.

  Total Interest Income

    Total interest income increased by $4.4 million, to $53.7 million, during the year ended December 31, 2000 compared to the same period in 1999. This was due to the growth in average total interest-earning assets and to the increase in yield earned on these assets, which contributed $3.9 million and $0.4 million, respectively, to interest income.

    The growth in average total interest-earning assets of $40.2 million during the year ended December 31, 2000 compared to the same period in 1999, was principally due to an increase in average loans of $41.1 million, to $387.8 million, and an increase in average investment securities of $5.3 million, to $251.2 million, partially offset by a decrease of $6.2 million, to $2.1 million, in average securities purchased under resale agreements. The growth in loans was funded by deposits and borrowings as well as through liquidation of securities purchased under resale agreements. The relatively larger growth in average loans compared to that of average investment securities, as well as the reduction in average securities purchased under resale agreements, resulted in a shift in the mix of average total interest- earning assets to higher yielding loans from lower yielding securities. The percentage of average loans to average total interest-earning assets increased to 60.5% in 2000 from 57.7% in 1999.

    The yield on average total interest-earning assets increased by 16 basis points, to 8.38%, during the year ended December 31, 2000 compared to the same period in 1999, primarily due to the above mentioned shift in the mix of average total interest-earning assets to higher yielding loans from lower yielding securities, as well as to increases of 11 basis points and 144 basis points in the yields on average loans and average securities purchased under resale agreements, respectively. Partially offsetting these factors was a decrease of 2 basis points in the yield on average investment securities.

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

    On January 3, 2001, the Federal Reserve reduced the federal funds rate by 50 basis points, and later, on January 31, 2001, the Federal Reserve lowered the federal funds rate by another 50 basis points. The impact to the Company has been that certain of its fixed rate, U.S. government sponsored agency callable bonds have been called by the issuing agencies. It is possible that all of these callable bonds may be called, especially if the Federal Reserve makes additional reductions in the federal funds rate. The Company intends to use the proceeds to fund loans, invest in U.S. government sponsored agency mortgage-backed securities, pay off borrowings, and cover deposit run-off due to the Company's recent reduction in deposit rates (see "Total Interest Expense" below).

  Total Interest Expense

    Total interest expense increased by $5.6 million, to $35.7 million, during the year ended December 31, 2000, compared to the same period in 1999. This was due to the growth in average interest-bearing liabilities and to the increase in rate on these liabilities, which contributed $3.0 million and $2.6 million, respectively, to interest expense.

    The growth in average total interest-bearing liabilities of $34.7 million during 2000 compared to 1999, was primarily due to an increase in average deposits of $19.3 million, to $495.1 million, and an increase in average borrowings of $15.4 million, to $111.0 million. The changes in average deposits and average borrowings resulted in a shift in the mix of average total interest-bearing liabilities to higher rate borrowings from lower rate deposits. The percentage of average borrowings to average total interest-bearing liabilities increased to 18.3% during 2000 from 16.7% during 1999.

    The increase in average deposits of $19.3 million during the year ended December 31, 2000 compared to the year ended December 31, 1999, was principally due to an increase in average certificates of deposit of $101.1 million, partially offset by decreases of $75.3 million and $6.5 million in average savings accounts and average money market checking accounts, respectively.

    The changes in the average balances of the Company's deposit products during the year ended December 31, 2000 compared to the same period in 1999, were primarily attributable to the Company's deposit strategy which started in the middle of 1999 and continued through the first half of 2000, when short-term interest rates were rising. The Company pursued a strategy of limiting interest rate increases on its liquid savings accounts, while paying higher market interest rates on its term certificates of deposit. This strategy was intended to better control total interest costs during a rising interest rate environment as well as to better match fixed rate liabilities with fixed rate assets. As a result, the balances of higher rate certificates of deposit increased, while the balances of lower rate savings accounts and money market checking accounts decreased, thus changing the mix of deposits. The percentage of average certificates of deposit to average total deposits increased to 63.4% during 2000 from 44.7% during 1999.

    During the second half of 2000, the Company started making limited interest rate decreases on its certificate of deposit accounts. In anticipation of the Federal Reserve lowering the federal funds rate, the Company significantly reduced rates on its certificates of deposit on December 22, 2000, and later, on January 2, 2001, also decreased the rates on its savings accounts and money market checking accounts. After the Federal Reserve lowered the federal funds rate on January 3, 2001, the Company further reduced the rates on its certificates of deposit on January 14, 2001. After the Federal Reserve again lowered the federal funds rate on January 31, 2001, the Company further reduced the rates on its savings accounts and money market checking accounts on February 1, 2001. To cover deposit run-off, the Company has used and intends to use proceeds from the calls of its U.S. government sponsored agency callable bonds.

    The increase in average borrowings of $15.4 million during the year ended December 31, 2000 compared to the year ended December 31, 1999, was principally due to increases of $27.4 million and $15.4 million in average borrowings from the State of California and average securities sold under repurchase agreements, respectively, partially offset by a reduction in average term borrowings of $27.4 million.

    The $15.4 million increase in the average balance of securities sold under repurchase agreements reflected the use of these borrowings primarily to cover deposit run-off and to fund loans during 2000. The maximum amount outstanding at any month-end during 2000 was $51.1 million at March 31, 2000.

    The $27.4 million increase in the average balance of borrowings from the State of California was attributable to the initial borrowings of $20.0 million obtained during the fourth quarter of 1999, and the growth in these borrowings up to $33.0 million during 2000, before they were paid down to $28.0 million by December 31, 2000. Thus, the average balance for these borrowings reflected only one quarter for 1999 versus a higher average balance for an entire year for 2000.

    The $27.4 million decrease in the average balance of term borrowings was due to a higher balance of these borrowings maintained during 1999. The balance of term borrowings at December 31, 1998 was $79.5 million, and the first reduction of these borrowings in 1999 was a $24.5 million maturity in April, followed by a $5.0 million pay down in the third quarter of 1999 and a $10.0 million call by the lender in the fourth quarter of 1999, finally resulting in a $40.0 million balance at December 31, 1999. These borrowings were further reduced in the first quarter of 2000, when the lender called $10.0 million, but the Company borrowed $10.0 million during the fourth quarter of 2000, which resulted in a $40.0 million balance at December 31, 2000.

    The increase in the rate on average total interest-bearing liabilities of 62 basis points, to 5.90%, during the year ended December 31, 2000 compared to the same period in 1999, was principally due to the following factors:

  •
  The rate on average deposits increased 66 basis points, to 5.72%.

  •
  The rate on average borrowings increased 33 basis points, to 6.71%.

  •
  The mix of average deposits shifted to higher rate certificates of deposit from lower rate savings/money market checking accounts.

  •
  The mix of average total interest-bearing liabilities shifted to higher rate borrowings from lower rate deposits.

    The increase in the rate on average deposits of 66 basis points during 2000 compared to 1999, was primarily due to the following factors:

  •
  The Company started raising the interest rates on its certificates of deposit in the middle of 1999 and continued through the first half of 2000.

  •
  In February 2000, and later, in May 2000, the Company raised the rates on its savings accounts, which had not been increased during 1999.

  •
  The mix of average deposits shifted to higher rate certificates of deposit from lower rate savings/money market checking accounts.

    The increase in the rate on average borrowings of 33 basis points during the year ended December 31, 2000 compared to the same period in 1999, was primarily due to the following factors:

  •
  Interest rates started to rise in the second half of 1999 and continued to rise through the second quarter of 2000 due to the increases in the federal funds rate by the Federal Reserve, as described above. This served to raise the rates on the Company's available borrowing facilities, especially short-term borrowings. The rate on average securities sold under agreements to repurchase increased by 96 basis points, to 6.49%, during the year ended December 31, 2000 compared to the same period in 1999.

  •
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

  •
  During the second quarter of 2000, a $5.0 million State of California borrowing matured, bearing interest at a lower rate of 5.18%. This was replaced by a $5.0 million State of California borrowing, bearing interest at a higher rate of 5.87% and maturing in July 2000.

  •
  During the third quarter of 2000, a total of $18.0 million in State of California borrowings matured, bearing interest at a lower weighted average rate of 5.87%. These were replaced by $18.0 million in State of California borrowings, bearing interest at a higher weighted average rate of 6.21%.

  •
  During the third quarter of 2000, a $20.0 million callable term borrowing, bearing interest at a lower rate of 5.75%, was called by the lender, and replaced by a term borrowing bearing interest at a higher rate of 6.62%.

  •
  During the fourth quarter of 2000, a total of $23.0 million in State of California borrowings matured, bearing interest at a lower weighted average rate of 5.87%. These were replaced by $23.0 million in State of California borrowings bearing interest at a higher weighted average rate of 6.27%.

  •
  During the fourth quarter of 2000, a $5.0 million State of California borrowing matured, bearing interest at a lower interest rate of 5.98%.

  •
  During the fourth quarter of 2000, a $10.0 million callable term borrowing, bearing interest at a lower rate of 5.95%, was called by the lender, and replaced by a term borrowing bearing interest at a higher rate of 6.61%.

  •
  During the fourth quarter of 2000, the Company obtained a $10.0 million term borrowing bearing interest at higher rate of 6.65%.

Provision for Loan Losses

    During 2000, the Company decreased its provision for loan losses by $1.1 million, to $0.6 million, compared to 1999. The Company uses the provision for loan losses to establish the allowance for loan losses based on management's evaluation of the risk inherent in the loan portfolio. The allowance for loan losses as a percentage of total loans increased to 1.81% at December 31, 2000 from 1.76% at December 31, 1999. See Item 1. "Business—Allowance for Loan Losses."

    Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that any actual losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. The calculation of the adequacy of the allowance for loan losses is based on a variety of factors, including adequacy of collateral, which includes an evaluation of loan balance to collateral value, loan debt service coverage ratio and secondary collateral, if applicable. In addition, management evaluates the following factors: current delinquency trends, historical Company loan loss experience, regional real estate economic conditions and overall economic trends impacting the Company's real estate lending portfolio.

Non-interest Income

    The following table reflects the major components of non-interest income for the periods indicated and the dollar and percentage changes between the periods (dollars in thousands):

				Increase (Decrease)
	Years Ended December 31,			2000 vs. 1999		1999 vs. 1998
	2000	1999	1998	$	%	$	%
Loan prepayment and late fee income	$346	$662	$788	$(316)	(47.7)%	$(126)	(16.0)%
Gain on sale of commercial real estate loans	561	—	467	561	100.0%	(467)	(100.0)%
Gain on sale of SBA loans	112	250	254	(138)	(55.2)%	(4)	(1.6)%
Gain on sale of other real estate owned	115	25	120	90	360.0%	(95)	(79.2)%
Gain (loss) on sale of investment securities	(2)	661	252	(663)	(100.3)%	409	162.3%
Other income	581	861	597	(280)	(32.5)%	264	44.2%

Total non-interest income	$1,713	$2,459	$2,478	$(746)	(30.3)%	$(19)	(0.8)%

    Non-interest income for the year ended December 31, 2000 decreased by $0.7 million to $1.7 million, compared to the same period in 1999. This was primarily due to a decrease in the gains on sales of investment securities and SBA loans and lower loan prepayment and late fee income, partially offset by a gain on the sale of a commercial real estate loan and an increase in the gain on sale of other real estate owned.

Non-interest Expense

    The following table reflects the major components of non-interest expense for the periods indicated and the dollar and percentage changes between the periods (dollars in thousands):

				Increase (Decrease)
	Years Ended December 31,			2000 vs. 1999		1999 vs. 1998
	2000	1999	1998	$	%	$	%
Salaries and employee benefits	$6,407	$6,652	$5,822	$(245)	(3.7)%	$830	14.3%
Net occupancy expense	1,422	1,687	1,616	(265)	(15.7)%	71	4.4%
Communication and data processing	880	933	778	(53)	(5.7)%	155	19.9%
Advertising and promotion	223	598	541	(375)	(62.7)%	57	10.5%
FDIC insurance premiums	105	54	43	51	94.4%	11	25.6%
Credit and collections expenses	(134)	43	127	(177)	(411.6)%	(84)	(66.1)%
OREO expense	(10)	28	211	(38)	(135.7)%	(183)	(86.7)%
Valuation adjustments to OREO	—	43	50	(43)	(100.0)%	(7)	(14.0)%
Other expenses	1,153	1,445	1,091	(292)	(20.2)%	354	32.4%

Total non-interest expense	$10,046	$11,483	$10,279	$(1,437)	(12.5)%	$1,204	11.7%

    Non-interest expense for the year ended December 31, 2000 decreased by $1.4 million, to $10.0 million, compared to the same period in 1999. This was primarily due to decreases of $245,000, $265,000, $375,000, $177,000, and $292,000 in salaries and employee benefits, net occupancy expense, advertising and promotion, credit and collection expense, and other expenses, respectively.

    Salaries and employee benefits for the year ended December 31, 2000 decreased by $245,000, to $6.4 million, compared to the same period in 1999, and was primarily due to the following:

  •
  During the fourth quarter of 1999, the Company eliminated its five loan production offices located outside of Southern California. These loan production offices had each been staffed with one loan production officer.
  •
  During the first quarter of 2000, the Company closed its office in Orange County, California, which had been established to coordinate and originate loans for its secondary market loan sales program. This office was staffed with six employees.

    Partially offsetting the decrease in salaries and employee benefits was the approximate 4% increase to employee base salaries in January 2000, as well as the hiring in June 2000 of a commercial marketing representative in Laguna Hills, California to handle lending in Orange County and the Inland Empire. Additionally, during the last seven months of 2000, the Company hired one Senior Vice President, four Vice Presidents and four other personnel in San Diego to expand the Company's SBA lending capabilities in that area.

    Net occupancy expenses for the year ended December 31, 2000, decreased by $265,000, to $1.4 million, compared to the same period in 1999. This decrease was primarily due to aforementioned closures of the five loan production offices located outside of Southern California as well as the secondary market loan sales office in Orange County. Partially offsetting the decrease in net occupancy expenses was the opening of an office in Laguna Hills during June 2000 for the recently hired commercial marketing representative, as well as the opening of an office in San Diego during November 2000 for the new SBA lending personnel.

    Credit and collection expenses for the year ended December 31, 2000, decreased by $177,000, to $(134,000), compared to the same period in 1999 primarily due to a $140,000 recovery of property taxes, which had been paid on behalf of a borrower and expensed by the Company in a prior year.

    Other expenses for the year ended December 31, 2000, decreased by $292,000, to $1.2 million, compared to the same period in 1999 primary due to increased expenses in 1999 relating to loan servicing and the loan application and approval process.

1999 Compared with 1998

Earnings Performance Summary

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

  Net Changes in Average Balances, Composition, Yields and Rates

    The following table sets forth the composition of average interest-earning assets and average interest-bearing liabilities by category and by the percentage of each category to the total for the periods indicated, including the change in average balance, composition, and yield/rate between these respective periods (dollars in thousands):

	Years Ended December 31,
	1999			1998			Increase (Decrease)
	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate
Interest-Earning Assets:
Loans	$346,698	57.7%	9.48%	$238,950	45.4%	10.74%	$107,748	12.3%	(1.26)%
Securities purchased under resale agreements	8,303	1.4%	4.97%	4,167	0.8%	5.30%	4,136	0.6%	(0.33)%
Investment securities:
U.S. government sponsored agency securities:
Available for sale	242,643	40.4%	6.54%	278,735	52.9%	6.82%	(36,092)	(12.5)%	(0.28)%
Held to maturity	—	—	—	4,040	0.8%	7.67%	(4,040)	(0.8)%	(7.67)%
Corporate debt securities available for sale	3,208	0.5%	6.67%	585	0.1%	6.15%	2,623	0.4%	0.52%

Total investment securities	245,851	40.9%	6.55%	283,360	53.8%	6.84%	(37,509)	(12.9)%	(0.29)%

Total interest-earning assets	$600,852	100.0%	8.22%	$526,477	100.0%	8.59%	$74,375		(0.37)%

Interest-Bearing Liabilities:
Money market checking	$21,955	3.9%	4.40%	$18,917	3.7%	5.02%	$3,038	0.2%	(0.62)%
Savings accounts	241,101	42.2%	4.78%	211,851	42.0%	5.30%	29,250	0.2%	(0.52)%
Certificates of deposit	212,755	37.2%	5.46%	160,720	31.9%	5.75%	52,035	5.3%	(0.29)%

Total deposits	475,811	83.3%	5.06%	391,488	77.6%	5.47%	84,323	5.7%	(0.41)%

Securities sold under
repurchase agreements	15,741	2.7%	5.53%	24,893	5.0%	5.70%	(9,152)	(2.3)%	(0.17)%
Borrowings from State of California	2,712	0.5%	5.46%	—	—	—	2,712	0.5%	5.46%
Term borrowings	59,829	10.5%	5.77%	70,653	14.0%	5.78%	(10,824)	(3.5)%	(0.01)%
Trust preferred securities	17,250	3.0%	9.37%	17,250	3.4%	9.37%	—	(0.4)%	0.00%

Total borrowings	95,532	16.7%	6.38%	112,796	22.4%	6.31%	(17,264)	(5.7)%	0.07%

Total interest-bearing liabilities	$571,343	100.0%	5.28%	$504,284	100.0%	5.66%	$67,059		(0.38)%

Excess of interest-earning assets over interest-bearing liabilities	$29,509			$22,193			$7,316

Net interest rate spread			2.94%			2.93%			0.01%
Net interest margin			3.19%			3.17%			0.02%

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

    Net interest income increased by $2.5 million, or 14.8%, to $19.2 million for the year ended December 31, 1999 as compared to the same period in 1998. This was primarily due to the increase in the Company's average total interest-earning assets of $74.4 million, or 14.1%, during the year ended December 31, 1999 compared to the prior year. Average total interest-bearing liabilities increased by $67.1 million, or 13.3%, during 1999 compared to 1998.

    The net interest rate spread is defined as the yield earned on average total interest-earning assets less the rate paid on average total interest-bearing liabilities. The Company's net interest rate spread increased by 1 basis point, to 2.94%, during the year ended December 31, 1999 compared to the prior year. This resulted primarily from a decrease of 38 basis points, to 5.28%, in the rate paid on average total interest-bearing liabilities, partially offset by a decrease of 37 basis points, to 8.22%, in the yield earned on average total interest-earning assets.

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

  •
  The loans that the Company originated during 1999 had lower overall yields than those loans originated prior to 1998 as a result of increased competition within the lending market; and
  •
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

  •
  The aforementioned shift in the mix of average total interest-earning assets from lower yielding investment securities to higher yielding loans; and
  •
  The three increases in 1999 by the Federal Reserve in the federal funds rate of 25 basis points, to 5.00%, on June 30, 1999; 25 basis points, to 5.25%, on August 24, 1999; and 25 basis points, to 5.50%, on November 16, 1999, the impact of which began the upward repricing of the Company's variable rate loans, especially those tied to the prime rate. The federal funds rate is the rate at which banks lend to each other in the overnight market. Increases in the federal funds rate generally result in increases of the prime rates offered by major banks, including Bank of America.

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

  •
  The Company increased the rates on its certificates of deposits starting in the second quarter of 1999; and
  •
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

Non-Interest Income

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

FINANCIAL CONDITION

Balance Sheet Analysis

    The following table presents condensed balance sheets as of the dates indicated and the dollar and percentage changes between the periods (dollars in thousands):

				Increase (Decrease)
	December 31,			2000 vs. 1999		1999 vs. 1998
	2000	1999	1998	$	%	$	%
Assets
Cash and cash equivalents	$5,336	$4,783	$25,640	$553	11.6%	$(20,857)	(81.3)%
Investment securities available for sale	234,448	240,760	321,261	(6,312)	(2.6)%	(80,501)	(25.1)%
Net loans	393,045	359,502	283,462	33,543	9.3%	76,040	26.8%
Other assets	15,831	18,215	14,941	(2,384)	(13.1)%	3,274	21.9%

Total assets	$648,660	$623,260	$645,304	$25,400	4.1%	$(22,044)	(3.4)%

Liabilities
Money market checking	$14,414	$18,783	$23,849	$(4,369)	(23.3)%	$(5,066)	(21.2)%
Savings accounts	148,347	196,368	276,011	(48,021)	(24.5)%	(79,643)	(28.9)%
Certificates of deposit	336,076	269,233	182,979	66,843	24.8%	86,254	47.1%

Total deposits	498,837	484,384	482,839	14,453	3.0%	1,545	0.3%

Securities sold under repurchase agreements	23,500	30,500	30,779	(7,000)	(23.0)%	(279)	(0.9)%
Borrowings from State of California	28,000	20,000	—	8,000	40.0%	20,000	100.0%
Term borrowings	40,000	40,000	79,450	—	—	(39,450)	(49.7)%
Trust preferred securities	17,250	17,250	17,250	—	—	—	—

Total borrowings	108,750	107,750	127,479	1,000	0.9%	(19,729)	(15.5)%

Total interest-bearing liabilities	607,587	592,134	610,318	15,453	2.6%	(18,184)	(3.0)%
Other liabilities	7,143	5,577	4,846	1,566	28.1%	731	15.1%

Total liabilities	614,730	597,711	615,164	17,019	2.8%	(17,453)	(2.8)%

Shareholders' Equity
Common stock, at par	30	30	30	—	—	—	—
Additional paid-in capital	27,790	27,885	28,057	(95)	(0.3)%	(172)	(0.6)%
Retained earnings	14,542	9,978	5,559	4,564	45.7%	4,419	79.5%
Accumulated other comprehensive income (loss)	(1,532)	(6,355)	1,199	4,823	(75.9)%	(7,554)	(630.0)%
Common stock in treasury, at cost	(6,900)	(5,989)	(4,705)	(911)	15.2%	(1,284)	27.3%

Total shareholders' equity	33,930	25,549	30,140	8,381	32.8%	(4,591)	(15.2)%

Total liabilities and shareholders' equity	$648,660	$623,260	$645,304	$25,400	4.1%	$(22,044)	(3.4)%

  December 31, 2000 vs. December 31, 1999

    Total assets increased by $25.4 million, to $648.7 million, during the year ended December 31, 2000, primarily due to an increase in net loans of $33.5 million, partially offset by decreases in investment securities and other assets of $6.3 million and $2.4 million, respectively. The increase in net loans was primarily due to originations of $80.3 million, partially offset by principal payments of $42.8 million and SBA loan sales of $2.6 million. The decrease in investment securities was primarily due to the sale in December 2000 of $14.5 million of U.S. government sponsored agency callable bonds, partially offset by an increase in market value of $8.3 million.

    Total liabilities increased by $17.0 million, to $614.7 million, during the year ended December 31, 2000, primarily due to increases in deposits, borrowings, and other liabilities of $14.5 million, $1.0 million, and $1.5 million, respectively.

    The $14.5 million increase in total deposits during the year ended December 31, 2000 reflected a $66.8 million increase in certificates of deposit, partially offset by decreases of $48.0 million and $4.4 million in savings accounts and money market checking accounts, respectively. The changes in the balances of the Company's deposit products during 2000 resulted in a shift in the mix of deposits from lower yielding money market/savings accounts to higher yielding certificates of deposit. The percentage of total certificates of deposit to total deposits increased to 67.4% at December 31, 2000 from 55.6% at December 31, 1999, and served to increase interest expense during 2000.

    The increase in deposits was primarily due to the Company's strategy during the first half of 2000 of limiting interest rate increases on savings accounts and paying higher market rates on its certificates of deposit. However, during the second half of 2000, the Company started making limited interest rate decreases on its certificate of deposit accounts, and ultimately, on December 22, 2000, the Company significantly reduced the rates on this product. This last reduction was in anticipation of a lowering of the federal funds rate by the Federal Reserve, which occurred on January 3, 2001. During 2000, total deposits reached their highest month-end balance of $518.3 million at August 31, 2000, and then decreased $19.8 million during the next four months to $498.8 million at December 31, 2000.

    The $1.0 million increase in borrowings during 2000 was primarily due to an $8.0 million increase in borrowings from the State of California, partially offset by a $7.0 million decrease in securities sold under repurchase agreements.

    Shareholders' equity increased by $8.4 million, to $33.9 million, during the year ended December 31, 2000. Changes to shareholders' equity were due to the following:

  •
  The Company recorded $5.3 million of net income during 2000;

  •
  The Company declared and paid quarterly cash dividends of $706,000 during 2000;

  •
  Accumulated other comprehensive loss decreased by $4.8 million during 2000 due to an increase in market value of the Company's investment securities available for sale; and

  •
  Common stock in treasury increased by $911,000 during 2000, primarily due to the $1.1 million purchase of 102,000 shares of the Company's common stock under its stock repurchase plan. Partially offsetting this increase and thereby reducing the number of treasury shares was the issuance of 15,696 shares of common stock in treasury under the Company's employee stock purchase plan, non-employee directors stock purchase plan, and employee stock option plan. The cost of these treasury shares issued totaled $238,000 and served to reduce common stock in treasury.

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

  •
  The Company recorded $5.1 million in net income during 1999;

  •
  The Company declared and paid quarterly cash dividends during 1999 which totaled $636,000;

  •
  Accumulated other comprehensive income decreased during 1999 by $7.6 million as the fixed rate investment securities portfolio repriced downward due to an increase in market interest rates at December 31, 1999; and

  •
  Common stock in treasury increased during 1999 by $1.3 million, to $6.0 million, primarily resulting from the $1.7 million purchase in 1999 of 113,500 shares of the Company's common stock under its stock repurchase plan.

NON-PERFORMING ASSETS

    Total non-performing assets declined by $210,000, to $0, during the year ended December 31, 2000. The decrease was due to the transfer of a $210,000 non-accrual loan to other real estate owned, which was then sold for a gain of $115,000. As of December 31, 2000, the Company had seven loans with an aggregate outstanding loan balances of $2.4 million which management considered to be potential problem loans due to possible credit problems of the borrowers or cash flows of the properties securing the loans. The minimal balances in non-performing assets was largely due to continued emphasis by management on problem credits, as well as continued favorable economic conditions in the Company's market areas.

LIQUIDITY

    The Company's primary sources of funds are deposits, borrowings, and payments of principal and interest on loans and investment securities. While maturities and scheduled principal amortization on loans are a reasonably predictable source of funds, deposit flows and mortgage loan prepayments are greatly influenced by the level of interest rates, economic conditions, and competition. As a measure of protection against these uncertainties, the Company maintains borrowing relationships with several brokers, whereby the Company is able to borrow funds that are secured by pledging specific amounts of certain U.S. government sponsored agency securities. The Company is generally able to borrow up to 98% of the market value of these securities. As of December 31, 2000, the market values of U.S. government sponsored agency securities that were available for collateral purposes totaled $121.0 million.

    The Bank also has a fixed rate borrowing facility with the State of California Treasurer's Office under which the Bank can borrow an amount not to exceed its unconsolidated total shareholder's equity. Borrowing maturity dates under this program cannot exceed one year. As of December 31, 2000, the Bank's unconsolidated total shareholder's equity was $46.2 million and the Bank's outstanding borrowings from the State of California totaled $28.0 million.

    The Company's primary lending and investment activities have generally been the origination of commercial real estate loans, the purchase of investment securities, and, to a lesser extent, the purchase of short-term securities purchased under resale agreements. The purchase of investment securities and short-term securities purchased under resale agreements provides a source of long and short-term liquidity.

    The Company's most liquid assets are cash and securities purchased under resale agreements. The levels of these assets depend on the Company's operating, investing and financing activities during any given period. Liquidity for the Company is monitored daily and evaluated monthly. Excess funds are invested in short-term securities purchased under resale agreements.

    During the year ended December 31, 2000, the Company's cash and cash equivalents increased by $0.6 million to $5.3 million. This increase was the result of the addition of $13.7 million and $6.1 million in cash from financing and operating activities, respectively, partially offset by the use of $19.2 million in cash for investing activities. The $13.7 million source of cash from financing activities was principally due to an increase in deposits of $14.5 million. The $19.2 million use of cash in investing activities was primarily the result of $80.3 million in loan originations, partially offset by $42.8 million of principal payments on loans and $14.5 million of proceeds from sales of investment securities.

DIVIDENDS

    As a Delaware corporation, Pacific Crest may pay common dividends out of surplus or, if there is no surplus, from net profits for the current and preceding fiscal year. Pacific Crest, on an unconsolidated basis, had approximately $3.9 million in cash and investments less current liabilities and short-term debt at December 31, 2000. However, these funds are necessary to pay future operating expenses of Pacific Crest, service all outstanding debt, including the $17.25 million junior subordinated debentures payable to PCC Capital, and fund possible future capital infusions into the Bank. Without dividends from the Bank, Pacific Crest must rely solely on existing cash, investments and the ability to secure borrowings. During 2000, the Company declared and paid cash dividends of $0.28 per common share for a total of $706,000. During 1999, the Company paid cash dividends of $0.24 per common share for a total of $636,000. On January 23, 2001, the Company declared an $0.08 per common share cash dividend for the first quarter of 2001, payable on March 15, 2001 to shareholders of record as of March 1, 2001. The Company anticipates that it will continue to declare and pay quarterly dividends during the remainder of 2001.

    The Bank's ability to pay dividends to Pacific Crest is restricted by California State law, which requires that sufficient retained earnings be available to pay the dividend. During 2000, the Bank paid $2.2 million cash dividends to Pacific Crest. At December 31, 2000, the Bank had retained earnings of $17.9 million available for dividend payments. On February 2, 2001, the Bank declared a $600,000 cash dividend for the first quarter of 2001, payable to Pacific Crest on March 15, 2001. The Bank anticipates that it will continue to declare and pay quarterly dividends to Pacific Crest during 2001.

CAPITAL RESOURCES

    The Company's objective is to maintain a level of capital that will support sustained asset growth, provide for anticipated credit risks, and ensure that regulatory guidelines and industry standards are met.

    Pacific Crest and the Bank are subject to certain leverage and risk-based capital guidelines adopted by the Federal Reserve and the FDIC. Risk-based capital consists of a core capital component (Tier 1), essentially total shareholders' equity excluding accumulated other comprehensive income (loss), and a supplemental component (Tier 2), which includes the allowance for loan losses up to 1.25% of risk-weighted assets, and a system for assigning assets and off-balance sheet items to one of four risk-weighted categories. These capital standards require a minimum Tier 1 risk-based capital ratio of 4.00% and total risk-based capital ratio (Tier 1 plus Tier 2) of 8.00%.

    In addition to the risked-based guidelines, federal banking agencies require banking organizations to maintain a minimum amount of Tier 1 capital to average total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to average total assets must be 3.00%. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3.00% minimum, or 4.00% to 5.00%.

    Under the prompt corrective action provisions, an insured depository institution is placed in one of five categories based on its capital ratios, the highest category being well capitalized. The minimum required ratios for this well capitalized category are 5.00% leverage, 6.00% Tier 1 risk-based capital and 10.00% total risk-based capital.

    At December 31, 2000 and 1999, Pacific Crest and the Bank were classified as "well capitalized" and were in compliance with all such requirements. The following tables sets forth the regulatory capital ratios for Pacific Crest and the Bank as of the dates indicated:

Actual	Leverage Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio
December 31, 2000
Pacific Crest Capital, Inc.	7.16%	10.63%	13.11%
Pacific Crest Bank	7.36%	10.82%	12.07%
December 31, 1999
Pacific Crest Capital, Inc.	6.89%	10.18%	13.02%
Pacific Crest Bank	7.19%	10.38%	11.64%
Requirements
Minimum Well Capitalized	5.00%	6.00%	10.00%
Minimum Capital Adequacy	4.00%	4.00%	8.00%

ASSET/LIABILITY MANAGEMENT

    The purpose of asset/liability management is to minimize the risk of loss resulting from changes in interest rates. To the extent consistent with its interest rate spread objectives, the Company attempts to manage its interest rate risk and has taken actions to minimize the potential negative impact of changing interest rates. In addition to focusing on making commercial real estate loans which generally provide for quarterly repricing, the Company has written a significant amount of its loans with interest rate floors. Interest rate floors protect the Company in a declining interest rate environment as affected loans do not reprice downward to their fully indexed rate when interest rates fall. At December 31, 2000, the fully indexed rate on these loans was generally equal to or in excess of the interest rate floors.

    The Company primarily uses an interest rate shock analysis to evaluate and manage interest rate risk and measure the impact of fluctuations in interest rates on the Company's net interest income. This analysis is generated from an asset/liability system that reprices loans and deposits utilizing hypothetical market interest rates on the date of repricing.

    Another method of assessing the potential risk associated with changes in interest rates used to a lesser extent by the Company is to examine the extent to which assets and liabilities are "interest rate sensitive" by monitoring the institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated to mature or reprice within that same time period, based upon certain assumptions. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would generally tend to adversely affect net interest income, while a positive gap would generally tend to result in an increase in net interest income. During a period of declining interest rates, a negative gap would generally tend to result in increased net interest income, while a positive gap would generally tend to adversely affect net interest income.

    The following table presents the Company's gap analysis at December 31, 2000 (dollars in thousands):

December 31, 2000	Total	Immediate Through One Year	Over One Year Through Four Years	Over Four Years
Interest-Sensitive Assets:
Securities purchased under resale agreements	$3,017	$3,017	$—	$—
Investment securities available for sale:
U.S. government sponsored agency securities:
Callable bonds	227,106	227,106	—
Mortgage-backed securities	3,799	—	—	3,799
Corporate debt securities	3,543	3,543	—	—
Loans, gross	400,263	209,020	145,983	45,260

Total interest-sensitive assets	637,728	$442,686	$145,983	$49,059

Non-interest-sensitive assets	18,172
Less: allowance for loan losses	(7,240)

Total assets	$648,660

Interest-Sensitive Liabilities:
Money market checking	$14,414	$14,414	$—	$—
Savings accounts	148,347	148,347	—	—
Certificates of deposit	336,076	252,154	83,922	—

Total deposits	498,837	414,915	83,922	—

Securities sold under repurchase agreements	23,500	23,500	—	—
Borrowings from State of California	28,000	28,000	—	—
Term borrowings	40,000	—	40,000	—
Trust preferred securities	17,250	—	—	17,250

Total borrowings	108,750	51,500	40,000	17,250

Total interest-sensitive liabilities	607,587	$466,415	$123,922	$17,250

Non-interest-sensitive liabilities	7,143
Shareholders' equity	33,930

Total liabilities and shareholders' equity	$648,660

Gap (1)		$(23,729)	$22,061	$31,809
Cumulative gap		$(23,729)	$(1,668)	$30,141
As a percent of total assets		(3.7)%	(0.3)%	4.6%

(1)
Gap represents total interest-sensitive assets less total interest-sensitive liabilities.

    At December 31, 2000, based on the above gap analysis table, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets repricing or maturing in the same period by $23.7 million, representing a negative one-year gap of 3.7% of total assets.

    The gap analysis table is based on certain assumptions. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of the repricing timing or maturity date of the asset or liability. The Company has assumed, for purposes of this gap analysis table, that its money market checking accounts, savings accounts, and securities sold under repurchase agreements reprice immediately. The Company has also assumed, for purposes of this gap analysis table, that its U.S. government sponsored agency callable bonds mature/reprice at the initial call date, due to the 100 basis point lowering of the federal funds rate by the Federal Reserve in January 2001, and thus the likelihood that these securities will be called.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

    The Company's primary market risk is interest rate risk. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time to maximize income. Management realizes certain risks are inherent and that the goal is to identify and minimize the risks. The Company's exposure to market risk is reviewed on a regular basis by the Asset/Liability committee. Tools used by management include an interest rate shock analysis and to a lesser extent, the standard GAP report. The Company has no market risk sensitive instruments held for trading purposes and is not currently engaged in transactions involving derivative financial instruments. Management believes that the Company's market risk is reasonable at this time. See also Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Asset/Liability Management."

    The tables below provide information about the Company's balance sheet non-derivative financial instruments at December 31, 2000 and 1999 that are sensitive to changes in interest rates. For all outstanding financial instruments, the table presents the outstanding principal balance and the weighted average interest yield/rate of the instruments by either the date the instrument can be repriced for variable rate financial instruments, or the expected maturity date, for fixed rate financial instruments (dollars in thousands):

	Expected maturity date or repricing date
December 31, 2000	Within 6 Months	Over 6 to 12 Months	Over 12 to 18 Months	Over 18 to 24 Months	Over 24 Months	Total	Estimated Fair Value
Interest-Sensitive Assets:
Securities purchased under resale agreements(1)	$3,017	$—	$—	$—	$—	$3,017	$3,017
average yield (variable rate)	6.10%	—	—	—	—	6.10%
U.S. government sponsored agency callable bonds available for sale(2)	207,552	19,554	—	—	—	227,106	227,106
average yield (fixed rate)	6.43%	6.37%	—	—	—	6.42%
U.S. government sponsored agency mortgage-backed securities available for sale(2)	—	—	—	—	3,799	3,799	3,799
average yield (fixed rate)	—	—	—	—	7.13%	7.13%
Corporate debt securities available for sale(2)	3,543	—	—	—	—	3,543	3,543
average yield (variable rate)	8.88%	—	—	—	—	8.88%
Loans, gross(3)	144,733	64,287	37,804	23,022	130,417	400,263	404,836
average yield	10.68%	10.26%	8.33%	8.61%	8.57%	9.58%

Total interest-sensitive assets	$358,845	$83,841	$37,804	$23,022	$134,216	$637,728	$642,301

Interest-Sensitive Liabilities:
Money market checking(1)	$14,414	$—	$—	$—	$—	$14,414	$14,414
average rates (variable rate)	4.21%	—	—	—	—	4.21%
Savings accounts(1)	148,347	—	—	—	—	148,347	148,347
average rates (variable rate)	5.47%	—	—	—	—	5.47%
Certificates of deposit(4)	127,784	124,370	40,783	19,539	23,600	336,076	339,437
average rates (fixed rate)	6.35%	6.47%	6.99%	6.62%	6.20%	6.47%
Securities sold under repurchase agreements(1)	23,500	—	—	—	—	23,500	23,500
average rates (variable rate)	6.61%	—	—	—	—	6.61%
Borrowings from State of California(5)	28,000	—	—	—	—	28,000	28,026
average rates (fixed rate)	6.30%	—	—	—	—	6.30%
Term borrowings(5)	—	—	10,000	30,000	—	40,000	40,014
average rates (fixed rate)	—	—	6.65%	6.62%	—	6.63%
Trust preferred securities(2)	—	—	—	—	17,250	17,250	15,525
average rates (fixed rate)	—	—	—	—	9.38%	9.38%

Total interest-sensitive liabilities	$342,045	$124,370	$50,783	$49,539	$40,850	$607,587	$609,263

    The Company has assumed, for purposes of the above December 31, 2000 "Expected Maturity/Repricing Table", that its U.S. government sponsored agency callable bonds mature/reprice at the initial call date, due to the 100 basis point lowering of the federal funds rate by the Federal Reserve in January 2001, and thus the likelihood that these securities will be called.

	Expected maturity date or repricing date
December 31, 1999	Within 6 Months	Over 6 to 12 Months	Over 12 to 18 Months	Over 18 to 24 Months	Over 24 Months	Total	Estimated Fair Value
Interest-Sensitive Assets:
Securities purchased under resale agreements (1)	$3,501	$—	$—	$—	$—	$3,501	$3,501
average yield (variable rate)	4.45%	—	—	—	—	4.45%
U.S. government sponsored agency securities available for sale (2)	—	—	—	—	236,927	236,927	236,927
average yield (fixed rate)	—	—	—	—	6.50%	0.00%
Corporate debt securities available for sale (2)	3,833	—	—	—	—	3,833	3,833
average yield (variable rate)	7.69%	—	—	—	—	7.69%
Loans, gross (3)	150,364	4,481	10,116	16,217	185,155	366,333	370,726
average yield	10.25%	9.26%	9.40%	9.08%	8.40%	9.23%

Total interest-sensitive assets	$157,698	$4,481	$10,116	$16,217	$422,082	$610,594	$614,987

Interest-Sensitive Liabilities:
Money market checking (1)	$18,783	$—	$—	$—	$—	$18,783	$18,783
average rates (variable rate)	4.28%	—	—	—	—	4.28%
Savings accounts (1)	196,368	—	—	—	—	196,368	196,368
average rates (variable rate)	4.68%	—	—	—	—	4.68%
Certificates of deposit (4)	84,814	100,398	24,423	30,970	28,628	269,233	267,887
average rates (fixed rate)	5.16%	5.81%	5.70%	5.85%	6.05%	5.63%
Securities sold under repurchase agreements (1)	30,500	—	—	—	—	30,500	30,500
average rates (variable rate)	6.02%	—	—	—	—	6.02%
Borrowings from State of California (5)	5,000	15,000	—	—	—	20,000	19,977
average rates (fixed rate)	5.18%	5.71%	—	—	—	5.57%
Term borrowings (5)	10,000	30,000	—	—	—	40,000	39,917
average rates (fixed rate)	5.48%	5.82%	—	—	—	5.73%
Trust preferred securities (2)	—	—	—	—	17,250	17,250	13,380
average rates (fixed rate)	—	—	—	—	9.38%	9.38%

Total interest-sensitive liabilities	$345,465	$145,398	$24,423	$30,970	$45,878	$592,134	$586,812

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

ITEM 8. Financial Statements and Supplementary Data

PACIFIC CREST CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31,
	2000	1999
Assets
Cash	$2,319	$1,282
Securities purchased under resale agreements	3,017	3,501

Cash and cash equivalents	5,336	4,783

Investment securities available for sale, at market	234,448	240,760
Loans:
Commercial real estate loans	382,596	357,312
SBA loans held for investment	5,949	3,690
SBA loans held for sale, at lower of cost or market	10,904	3,269
Other loans	814	2,062

Gross loans	400,263	366,333
Less: deferred loan costs (fees)	22	(381)
Less: allowance for loan losses	(7,240)	(6,450)

Net loans	393,045	359,502

Accrued interest receivable	6,582	6,604
Prepaid expenses and other assets	1,702	2,154
Deferred income taxes, net	6,235	8,600
Premises and equipment	1,312	857
Other real estate owned	—	—

Total assets	$648,660	$623,260

Liabilities
Deposits:
Money market checking	$14,414	$18,783
Savings accounts	148,347	196,368
Certificates of deposit	336,076	269,233

Total deposits	498,837	484,384

Borrowings:
Securities sold under repurchase agreements	23,500	30,500
Borrowings from State of California	28,000	20,000
Term borrowings	40,000	40,000
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures ("Trust preferred securities")	17,250	17,250

Total borrowings	108,750	107,750

Total interest-bearing liabilities	607,587	592,134
Accrued interest payable and other liabilities	7,143	5,577

Total liabilities	614,730	597,711

Shareholders' Equity
Common stock, $.01 par value (10,000,000 shares authorized, 2,986,530 shares issued at December 31, 2000 and 1999)	30	30
Additional paid-in capital	27,790	27,885
Retained earnings	14,542	9,978
Accumulated other comprehensive loss	(1,532)	(6,355)
Common stock in treasury, at cost (471,110 shares at December 31, 2000 and 384,806 shares at December 31, 1999)	(6,900)	(5,989)

Total shareholders' equity	33,930	25,549

Total liabilities and shareholders' equity	$648,660	$623,260

Tangible book value per common share	$13.49	$9.82

See accompanying Notes to Consolidated Financial Statements.

PACIFIC CREST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

	Years Ended December 31,
	2000	1999	1998
Interest income:
Loans	$37,182	$32,857	$25,653
Securities purchased under resale agreements	132	413	221
Investment securities:
Available for sale	16,405	16,091	19,056
Held to maturity	—	—	310

Total interest on investment securities	16,405	16,091	19,366

Total interest income	53,719	49,361	45,240

Interest expense:
Deposits:
Money market checking	658	967	949
Savings accounts	8,355	11,519	11,226
Certificates of deposit	19,284	11,613	9,241

Total interest on deposits	28,297	24,099	21,416

Borrowings:
Securities sold under repurchase agreements	2,022	871	1,418
Borrowings from State of California	1,805	148	—
Term borrowings	1,999	3,455	4,087
Trust preferred securities	1,617	1,617	1,617

Total interest on borrowings	7,443	6,091	7,122

Total interest expense	35,740	30,190	28,538

Net interest income	17,979	19,171	16,702
Provision for loan losses	604	1,677	910

Net interest income after provision for loan losses	17,375	17,494	15,792

Non-interest income:
Loan prepayment and late fee income	346	662	788
Gain on sale of commercial real estate loans	561	—	467
Gain on sale of SBA loans	112	250	254
Gain on sale of other real estate owned	115	25	120
Gain (loss) on sale of investment securities	(2)	661	252
Other income	581	861	597

Total non-interest income	1,713	2,459	2,478

Non-interest expense:
Salaries and employee benefits	6,407	6,652	5,822
Net occupancy expenses	1,422	1,687	1,616
Communication and data processing	880	933	778
Advertising and promotion	223	598	541
FDIC insurance premiums	105	54	43
Credit and collection expenses	(134)	43	127
Other real estate owned expenses	(10)	28	211
Valuation adjustments to other real estate owned	—	43	50
Other expenses	1,153	1,445	1,091

Total non-interest expense	10,046	11,483	10,279

Income before income taxes	9,042	8,470	7,991
Income tax provision	3,772	3,415	3,144

Net income	$5,270	$5,055	$4,847

Earnings per common share:
Basic	$2.09	$1.90	$1.72
Diluted	$2.01	$1.82	$1.64

See accompanying Notes to Consolidated Financial Statements.

PACIFIC CREST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(dollars in thousands, except per share data)

	Common Stock	Common Stock in Treasury	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 1997	$30	$(1,174)	$27,914	$849	$1,189	$28,808

Comprehensive income:
Net income	—	—	—	4,847	—	4,847
Other comprehensive income:
Unrealized gain on investment securities available for sale, net of income taxes	—	—	—	—	10	10

Total comprehensive income						4,857
Issuances of common stock:
Employee stock purchase plan	—	—	63	—	—	63
Non-employee directors' stock purchase plan	—	—	44	—	—	44
Employee stock option plan	—	—	36	—	—	36
Purchase of common stock in treasury	—	(3,531)	—	—	—	(3,531)
Cash dividends paid ($0.05 per share)	—	—	—	(137)	—	(137)

Balance at December 31, 1998	$30	$(4,705)	$28,057	$5,559	$1,199	$30,140

Comprehensive income (loss):
Net income	—	—	—	5,055	—	5,055
Other comprehensive loss:
Unrealized loss on investment securities available for sale, net of income taxes	—	—	—	—	(7,554)	(7,554)

Total comprehensive loss						(2,499)
Issuances of common stock in treasury:
Employee stock purchase plan	—	66	(12)	—	—	54
Non-employee directors' stock purchase plan	—	51	—	—	—	51
Employee stock option plan	—	264	(160)	—	—	104
Purchase of common stock in treasury	—	(1,665)	—	—	—	(1,665)
Cash dividends paid ($0.24 per share)	—	—	—	(636)	—	(636)

Balance at December 31, 1999	$30	$(5,989)	$27,885	$9,978	$(6,355)	$25,549

Comprehensive income:
Net income	—	—	—	5,270	—	5,270
Other comprehensive income:
Unrealized gain on investment securities available for sale, net of income taxes	—	—	—	—	4,823	4,823

Total comprehensive income						10,093
Issuances of common stock in treasury:
Employee stock purchase plan	—	55	(14)	—	—	41
Non-employee directors' stock purchase plan	—	61	(11)	—	—	50
Employee stock option plan	—	122	(70)	—	—	52
Purchase of common stock in treasury	—	(1,149)	—	—	—	(1,149)
Cash dividends paid ($0.28 per share)	—	—	—	(706)	—	(706)

Balance at December 31, 2000	$30	$(6,900)	$27,790	$14,542	$(1,532)	$33,930

See accompanying Notes to Consolidated Financial Statements.

PACIFIC CREST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years Ended December 31,
	2000	1999	1998
Operating activities:
Net income	$5,270	$5,055	$4,847
Adjustments to reconcile net income
to net cash provided by operating activities:
Provision for loan losses	604	1,677	910
Gain on sale of commercial real estate loans	(561)	—	(467)
Gain on sale of SBA loans	(112)	(250)	(254)
Gain on sale of other real estate owned	(115)	(25)	(120)
(Gain) loss on sale of investment securities	2	(661)	(252)
Valuation adjustments to other real estate owned	—	43	50
Depreciation and amortization of premises and equipment	326	329	275
Accretion of deferred loan fees	(209)	(336)	(509)
Accretion of discount on investment securities	(22)	(50)	(23)
Deferred income tax benefit	(1,127)	(219)	(296)
Changes in operating assets and liabilities:
Accrued interest receivable	22	1,637	(2,874)
Prepaid expenses and other assets	452	7	(683)
Accrued interest payable and other liabilities	1,566	731	1,266

Net cash provided by operating activities	6,096	7,938	1,870

Investing activities:
Purchases of investment securities available for sale	—	(98,019)	(282,251)
Proceeds from sales and calls of investment securities:
Available for sale	14,453	166,006	179,077
Held to maturity	—	—	5,000
Principal payments on investment securities	194	142	—
Loan originations	(80,263)	(131,653)	(108,839)
Purchases of loans	—	(9,017)	(19,380)
Proceeds from sales of SBA loans	2,764	4,998	2,836
Proceeds from sales of commercial real estate loans	1,428	—	9,929
Principal payments on loans	42,846	58,766	59,221
Proceeds from sales of other real estate owned	75	563	1,452
Purchases of premises and equipment, net	(781)	(305)	(539)

Net cash used in investing activities	(19,284)	(8,519)	(153,494)

Financing activities:
Net (decrease) increase in money market checking	(4,369)	(5,066)	7,146
Net (decrease) increase in savings accounts	(48,021)	(79,643)	75,756
Net increase in certificates of deposit	66,843	86,254	51,766
Net (decrease) increase in securities sold under repurchase agreements	(7,000)	(279)	9,279
Net increase in borrowings from State of California	8,000	20,000	—
Net (decrease) increase in term borrowings	—	(39,450)	34,450
Purchases of common stock in treasury, at cost	(1,149)	(1,665)	(3,531)
Cash dividends paid	(706)	(636)	(137)
Proceeds from exercise of stock options	52	104	36
Proceeds from employees and directors stock purchase plans	91	105	107

Net cash provided by (used in) financing activities	13,741	(20,276)	174,872

Net increase (decrease) in cash and cash equivalents	553	(20,857)	23,248
Cash and cash equivalents at beginning of period	4,783	25,640	2,392

Cash and cash equivalents at end of period	$5,336	$4,783	$25,640

See accompanying Notes to Consolidated Financial Statements.

PACIFIC CREST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000

Note 1. Organization

    Pacific Crest Capital, Inc. ("Pacific Crest" or the "Parent") is a bank holding company principally engaged in commercial real estate lending and Small Business Administration ("SBA") lending through its wholly owned subsidiary, Pacific Crest Bank (the "Bank"). During the fourth quarter of 1999, Pacific Crest became a bank holding company regulated by the Board of Governors of the Federal Reserve System (the "Federal Reserve") as part of the conversion of the Bank's charter to that of a state commercial bank. Unless the context otherwise indicates, the "Company" refers to Pacific Crest and its wholly owned subsidiaries, Pacific Crest Bank and PCC Capital I.

    Pacific Crest Bank is a California state chartered commercial bank that is supervised and regulated by the California Commissioner of Financial Institutions (the "Commissioner"), the California Department of Financial Institutions (the "Department" or "DFI"), and the Federal Deposit Insurance Corporation ("FDIC"). The Bank's deposits are insured by the FDIC up to applicable limits. In September of 1999, the Bank filed an application with the DFI to convert from a California state chartered industrial bank to a California state chartered commercial bank. In December of 1999, the Bank received all of the necessary regulatory approvals, and, on December 15, 1999 completed its conversion from a California state chartered industrial bank to a California state chartered commercial bank. The Bank converted to a California state chartered commercial bank primarily in order to offer full-service checking accounts and pursue full-service online banking. The Bank introduced full-service, demand deposit checking accounts to all of its customers in the fourth quarter of 2000.

    Pacific Crest Bank is a business bank and concentrates on marketing to and serving the needs of investors, entrepreneurs, and small to medium-sized businesses located primarily in California, and, to a lesser extent, Arizona, Washington, Oregon, and Texas. The Bank conducts its deposit operations through three branch offices located in Beverly Hills, Encino, and San Diego, California. The Bank currently offers consumer demand deposit checking accounts, money market checking accounts, savings accounts, and certificates of deposit. However, the Bank does not offer other traditional banking services such as travelers' checks, money orders, credit cards, safe deposit boxes, or trust services. The Bank has focused its lending activities on loans secured by commercial real estate and small business loans under various federal SBA loan programs. The Bank conducts its lending operations in Southern California through its lending and marketing representatives and through its correspondent loan brokers located in Northern California, Arizona, Washington, Oregon, and Texas.

    PCC Capital I ("PCC Capital") is a statutory business trust that was created under Delaware law for the exclusive purpose of issuing and selling $17.25 million of 9.375% Cumulative Trust Preferred Securities (the "Trust Preferred Securities"). The Trust Preferred Securities are presented on a separate line on the Consolidated Balance Sheets under the caption "Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures." For financial reporting purposes, the Company records the dividend distributions on the Trust Preferred Securities as "Interest expense—trust preferred securities" on its Consolidated Statements of Income.

Note 2. Summary of Significant Accounting Policies

  Principles of Consolidation

    The Consolidated Financial Statements include the accounts of Pacific Crest and its wholly owned subsidiaries, the Bank and PCC Capital. All significant intercompany transactions have been eliminated.

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

  Business Segments

    The Company is organized and operated as a single reporting segment principally engaged in commercial real estate lending and SBA lending. The Company's lending activities concentrate on marketing to and serving the needs of investors, entrepreneurs, and small to medium-sized businesses located primarily in California, and, to a lesser extent, Arizona, Washington, Oregon and Texas. The Company conducts its deposit operations through three branch offices, located in Southern California. The Consolidated Financial Statements, as they appear in this document, represent the grouping of revenue and expense items as they are presented to executive management of the Company, for use in strategically directing the operations of the Company.

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

  Other Real Estate Owned

    Assets classified as other real estate owned ("OREO") include foreclosed real estate owned by the Company. The Company records and carries its OREO at the lower of cost or fair value, which may require the Company to make valuation adjustments to its OREO, based on current collateral appraisal data and other relevant information, which may effectively reduce the book value of such assets to their estimated fair value less selling cost. The fair value of the real estate takes into account the real estate values net of expenses such as brokerage commissions, past due property taxes, property repair expenses, and other items. The estimated sale price utilized by the Company to help determine fair value may not necessarily reflect the appraisal value, which management believes, in some cases, to be higher than what could be realized in a sale of the OREO.

  Deferred Income Taxes

    Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the financial statement amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years when those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Premises and Equipment

    Office furniture, fixtures, equipment, and leasehold improvements are carried at cost, less accumulated depreciation. Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives of the property. Office furniture, fixtures and equipment are generally estimated to have useful lives of between three and eight years. Leasehold improvements are amortized over either the useful life or the life of the lease, whichever is shorter.

  Recent Accounting Pronouncements

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, effective December 2000. The adoption of this bulletin had no impact on the financial position or results of operations of the Company.

    Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), is effective for all years beginning after June 15, 2000. SFAS 133, as amended, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS 133 effective January 1, 2001. Management does not expect that the adoption of SFAS 133 will have a material impact on the financial position or results of operations of the Company.

    In September 2000, SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140"), was issued and replaced SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets andExtinguishments of Liabilities ("SFAS 125"). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS 125 without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures related to securitization transactions and collateral for fiscal years ending after December 15, 2000. It is not expected that the adoption of SFAS 140 will have a material impact on the Company's results of operations or financial position.

Note 3. Supplemental Disclosure of Cash Flow Information

    Supplemental disclosure of cash flow information is as follows for the periods indicated (in thousands):

	Years Ended December 31,
	2000	1999	1998
Cash paid during the year for:
Interest	$35,390	$30,275	$28,007
Income taxes	$5,400	$3,775	$4,000
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	$210	$—	$208
Loans made to facilitate the sale of OREO	$250	$225	$—

Note 4. Computation of Earnings per Common Share

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

    The table below presents the basic and diluted earnings per share computations for the periods indicated (in thousands, except per share data):

	Years Ended December 31,
	2000	1999	1998
Net income	$5,270	$5,055	$4,847

Basic weighted average common shares outstanding	2,525	2,662	2,817
Dilutive effect of stock options	97	116	154

Diluted weighted average common shares outstanding	2,622	2,778	2,971

Earnings per common share:
Basic	$2.09	$1.90	$1.72
Diluted	$2.01	$1.82	$1.64

Note 5. Computation of Book Value per Common Share

    Book value per common share was calculated by dividing total shareholders' equity by the number of common shares issued less common shares held in treasury. The table below presents the computation of book value per common share as of the dates indicated (in thousands, except per share data):

	December 31,
	2000	1999
Total shareholders' equity	$33,930	$25,549

Common shares issued	2,986,530	2,986,530
Less: common shares held in treasury	(471,110)	(384,806)

Common shares outstanding	2,515,420	2,601,724

Tangible book value per common share	$13.49	$9.82

Note 6. Investment Securities

    The Company's investment securities have been classified in the Consolidated Balance Sheets according to management's intent and ability. The following table presents the amortized cost and estimated fair values of the Company's investment securities available for sale as of the dates indicated (dollars in thousands):

	December 31, 2000
		Gross Unrealized
	Amortized Cost			Estimated Fair Value	Weighted Average Coupon
		Gains	Losses
Investment securities available for sale:
U.S. government sponsored agency securities:
Callable bonds	$229,180	$—	$(2,074)	$227,106	6.42%
Mortgage-backed securities	3,800	25	(26)	3,799	7.12%
Corporate debt securities	4,109	—	(566)	3,543	7.92%

Total investment securities	$237,089	$25	$(2,666)	$234,448	6.46%

	December 31, 1999
		Gross Unrealized
	Amortized Cost			Estimated Fair Value	Weighted Average Coupon
		Gains	Losses
Investment securities available for sale:
U.S. government sponsored agency securities:
Callable bonds	$243,626	$—	$(10,555)	$233,071	6.48%
Mortgage-backed securities	3,996	—	(140)	3,856	7.13%
Corporate debt securities	4,094	2	(263)	3,833	7.36%

Total investment securities	$251,716	$2	$(10,958)	$240,760	6.51%

    The Company's investment securities portfolio at December 31, 2000 consisted of fixed rate investments in U.S. government sponsored agency callable bonds and mortgage-backed securities issued by Fannie Mae, Freddie Mac, the Federal Home Loan Bank and the Government National Mortgage Corporation, as well as variable rate investments in investment grade corporate debt securities. The callable bonds have call features that allow the issuer to retire (call) an individual security prior to that security's stated maturity date. The corporate debt securities are variable rate instruments whose index is based upon the Three Month London Interbank Offered Rate ("LIBOR") and whose rate reprices on a quarterly basis.

    U.S. government sponsored agency securities with market values totaling $109.9 million and $98.7 million were pledged to secure borrowings aggregating $91.5 million and $90.5 million at December 31, 2000 and 1999, respectively.

    The following table reflects the scheduled maturities in the Company's investment securities portfolio at December 31, 2000 (dollars in thousands):

	December 31, 2000
	Amortized Cost	Estimated Fair Value	Weighted Average Coupon
Due in one year or less	$—	$—	0.00%
Due after one year through five years	76,360	76,119	6.01%
Due after five years through ten years	152,820	150,987	6.63%
Due after ten years	7,909	7,342	7.55%

Total investment securities	$237,089	$234,448	6.46%

    The following table presents gross realized gains and losses on sales of investment securities and proceeds from sales and calls of investment securities for the periods indicated (in thousands):

	Years Ended December 31,
	2000	1999	1998
Gross realized gains	$—	$848	$252
Gross realized losses	(2)	(187)	—

Net gain (loss)	$(2)	$661	$252

Applicable income tax benefit (provision)	$1	$(267)	$(99)

Proceeds from sales and calls	$14,453	$166,006	$184,077

Note 7. Loans

    The Company is engaged primarily in commercial real estate term lending in the state of California. Loans are principally secured by commercial real estate and are generally contractually due over periods of up to ten years.

    The activities in the allowance for loan losses for the periods indicated are presented in the table below (in thousands):

	Years Ended December 31,
	2000	1999	1998
Allowance for loan losses at beginning of period	$6,450	$5,024	$4,100
Provision for loan losses	604	1,677	910
Net loan (charge-offs) recoveries:
Charge-offs	(123)	(287)	(20)
Recoveries	309	36	34

Net loan (charge-offs) recoveries	186	(251)	14

Allowance for loan losses at end of period	$7,240	$6,450	$5,024

    Accounts which are deemed uncollectible by management or for which no payment has been received for five consecutive months are charged-off for the amount that is not collateralized by the estimated fair value less selling costs of the underlying real estate collateral.

  Income on Delinquent Loans

    It is the Company's policy to suspend the recognition of income on any loan when any installment payment is 61 days or more contractually delinquent or when management otherwise determines that collectibility of principal or interest is unlikely prior to the loan becoming 61 days past due. Recognition of income generally is resumed, and suspended income is recognized, when the loan becomes contractually current. At December 31, 2000, 1999 and 1998, the Company had non-accrual loans totaling $0, $210,000 and $0, respectively, which were 61 days or more contractually delinquent. The amounts of contractual interest, interest recognized and interest foregone on these non-accrual loans for the periods indicated are presented in the table below (in thousands):

	Years Ended December 31,
	2000	1999	1998
Non-accrual loans:
Contractual interest	$—	$48	$7
Less: interest recognized	—	(24)	—

Interest foregone	$—	$24	$7

  Impaired Loans

    The Company classifies certain loans as impaired. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impaired loans are generally measured by the Company based on the present value of expected future cash flows discounted at the loan's effective rate unless the loan is fully collateralized. The table below summarizes loan impairment data as of the dates or for the periods indicated (in thousands):

	At or For the Years Ended December 31,
	2000	1999	1998
Investment in impaired loans	$—	$210	$—
Valuation reserve—impaired loans	—	(29)	—
Average recorded investment in impaired loans	279	70	57

  Secondary Market Loan Sales

    During 1998, the Company initiated a commercial real estate loan program designed to produce fixed rate loan product for both the Company's portfolio and for potential sale in the secondary market. During the first quarter of 1999, the Company established an office in Orange County, California to coordinate and originate loans under this program. In January of 2000, the Company closed this office, eliminated the personnel associated with this operation, and moved the remaining lending activity of this program to its headquarters in Agoura Hills, California. There were no loan sales under this program in 2000 and 1999, compared to sales of eight loans with a principal balance of $9.5 million for a total gain of $467,000 in 1998.

  SBA Loan Sales

    During 1997, the Company initiated an SBA 7(a) loan program. Loans made under this program generally are made to small businesses to provide working capital or to provide funding for the purchase of businesses, real estate, or machinery and equipment. SBA 7(a) loans are all variable rate based upon the Wall Street Journal prime lending rate. The SBA generally guarantees 75%—85% of the loan balance. Under the SBA 7(a) program, the Company can sell in the secondary market the guaranteed portion of selected SBA loans that it originates and can retain the unguaranteed portion of the loans, as well as the servicing on the loans, for which it is paid a fee. The loan servicing spread is generally a minimum of 1.00% on all loans.

    During the fourth quarter of 2000, the Company initiated an SBA 504 loan program. Loans made by the Company under this program generally are made to small businesses to provide funding for the purchase of real estate. Under this program, the Company generally provides up to 90% financing of the total purchase cost, represented by two loans to the borrower. The first lien loan is generally a long-term, fixed rate loan and made in the amount of 50% of the total purchase cost. The second lien loan is a short-term, variable rate loan, based upon the Wall Street Journal prime lending rate, and made in the amount of 40% of the total purchase cost. The Company's second lien loan serves as an interim bridge loan to the borrower until the Certified Development Corporation ("CDC") obtains bond funding, pays off the Company's second lien loan, and provides long-term, fixed rate financing directly to the borrower. The CDC pays off the Company's second lien loan generally within three months after the loan proceeds have been fully disbursed by the Company to the borrower. The CDC is a non-profit corporation established to contribute to the economic development of its community by working together with the SBA and private sector lenders such as the Bank, to provide financing to small businesses.

    The table below presents information related to SBA loan sales for the periods indicated (dollars in thousands):

	Years Ended December 31,
	2000	1999	1998
Number of loans sold	13	22	10
Principal balance sold	$2,601	$4,748	$2,582
Gain on sale	$112	$250	$254

    As of December 31, 2000, the Company had $10.9 million of SBA loans in its loan portfolio that were designated as held for sale, which consisted of $8.8 million of the guaranteed portion of 7(a) loans and $2.1 million of 504 loans. As of December 31, 1999, the Company had $3.3 million of SBA loans held for sale which consisted entirely of the guaranteed portion of 7(a) loans.

    The guaranteed portion of SBA loans that the Company had sold and was servicing for others at December 31, 2000 and 1999 was $8.5 million and $7.5 million, respectively. These balances were not included in the Consolidated Balance Sheets.

Note 8. Other Real Estate Owned

    Other real estate owned is included in the Consolidated Balance Sheets at the lower of cost or fair value less estimated selling costs and the associated valuation allowance. The following tables reflect the balance of the Company's OREO, as well as changes in the valuation allowance for OREO as of the dates or for the periods indicated (in thousands):

	December 31,
	2000	1999	1998
Other real estate owned, gross	$—	$—	$1,041
Less: valuation allowance	—	—	(235)

Other real estate owned, net	$—	$—	$806

	Years Ended December 31,
	2000	1999	1998
OREO valuation allowance at beginning of period	$—	$235	$460
Valuation adjustments	—	43	50
Net charge-offs	—	(278)	(275)

OREO valuation allowance at end of period	$—	$—	$235

Note 9. Premises and Equipment

    Premises and equipment of the Company is presented in the table below as of the dates indicated (in thousands):

	December 31,
	2000	1999	1998
Office furniture, fixtures and equipment	$2,386	$2,341	$2,080
Leasehold improvements	885	595	593
Premises and equipment, gross	3,271	2,936	2,673

Less: accumulated depreciation and amortization	(1,959)	(2,079)	(1,792)

Premises and equipment, net	$1,312	$857	$881

    Depreciation expense for the years ended December 31, 2000, 1999 and 1998 amounted to $326,000, $329,000, and $275,000, respectively.

Note 10. Deposits

    Savings accounts and money market checking accounts have no contractual maturity. Certificates of deposit have maturities ranging from 30 days to five years. The approximate remaining maturities of certificates of deposit in amounts less than $100,000 and $100,000 or more as of December 31, 2000 were as follows (in thousands):

	Certificates of Deposit
	Less Than $100,000	$100,000 Or More	Total
Three months or less	$34,790	$16,184	$50,974
Over three months through twelve months	144,586	56,594	201,180
Over one year through three years	51,424	14,047	65,471
Over three years through five years	13,227	5,224	18,451

Total	$244,027	$92,049	$336,076

Note 11. Securities Sold Under Repurchase Agreements

    Securities sold under repurchase agreements are summarized as follows as of the dates or for the periods indicated (dollars in thousands):

	At or For the Years Ended December 31,
	2000	1999	1998
Balance at year-end	$23,500	$30,500	$30,779
Average amount outstanding during the year	31,153	15,741	24,893
Maximum amount outstanding at any month-end	51,100	32,500	41,800
Weighted average interest rate during the year	6.49%	5.53%	5.70%
Weighted average interest rate on year-end balances	6.61%	6.02%	5.36%

    The Company has short-term borrowing relationships with several brokers. The repayment terms on this short-term debt range from one day to three months. The interest rate paid can vary daily, but typically approximates the federal funds rate plus 25 basis points. These borrowings are secured by pledging specific amounts of certain U.S. government sponsored agency securities. The Company utilizes these borrowings to cover short-term financing needs.

Note 12. Borrowings from State of California

    The Bank has a fixed rate borrowing facility with the State of California Treasurer's Office under which the Bank can borrow an amount not to exceed its unconsolidated total shareholder's equity. Borrowing maturity dates under this program cannot exceed one year. The State of California requires collateral with a market value of at least 110% of the outstanding borrowing amount. The Bank has pledged specific amounts of certain U.S. government sponsored agency securities to meet this collateral requirement. As of December 31, 2000, the Bank's total unconsolidated shareholder's equity was $46.2 million and the Bank's outstanding borrowings from the State of California totaled $28.0 million.

    The tables below describe the attributes of the Bank's borrowings from the State of California as of the dates indicated (dollars in thousands):

	December 31, 2000
Borrowing Date	Amount	Rate	Maturity Date
October 2000	$10,000	6.24%	January 2001
August 2000	5,000	6.43%	February 2001
October 2000	8,000	6.33%	April 2001
December 2000	5,000	6.24%	June 2001

Total State of California borrowings	$28,000	6.30%

	December 31, 1999
Borrowing Date	Amount	Rate	Maturity Date
October 1999	$5,000	5.18%	April 2000
October 1999	5,000	5.39%	October 2000
November 1999	5,000	5.74%	December 2000
December 1999	5,000	5.98%	December 2000

Total State of California borrowings	$20,000	5.57%

Note 13. Term Borrowings

    The Company had fixed rate, long-term borrowings through one broker at December 31, 2000 and 1999. This debt is secured by pledging specific amounts of certain U.S. government sponsored agency securities. In the past, these borrowings had call features that allowed the lender to call the debt prior to the stated maturity. The $40.0 million borrowings outstanding at December 31, 2000 have no call features and will mature at various times during 2002.

    The tables below describe the attributes of the Company's term borrowings as of the dates indicated (dollars in thousands):

	December 31, 2000
Borrowing Date	Amount	Rate	Call Date	Maturity Date
October 2000	$10,000	6.65%	None	April 2002
September 2000	20,000	6.62%	None	September 2002
October 2000	10,000	6.61%	None	October 2002

Total term borrowings	$40,000	6.63%

	December 31, 1999
Borrowing Date	Amount	Rate	Call Date	Maturity Date
January 1998	$10,000	5.48%	January 2000	January 2003
September 1999	20,000	5.75%	September 2000	September 2002
October 1999	10,000	5.95%	October 2000	October 2002

Total term borrowings	$40,000	5.73%

Note 14. Company Obligated Mandatorily Redeemable Preferred Security of Subsidiary of Trust Holding Solely Junior Subordinated Debentures

On September 22, 1997, PCC Capital completed a $17.25 million public offering of the Trust Preferred Securities and invested the gross proceeds from the offering in junior subordinated debentures issued by Pacific Crest bearing interest at 9.375%. The junior subordinated debentures were issued concurrent with the issuance of the Trust Preferred Securities. The interest on the junior subordinated debentures paid by Pacific Crest to PCC Capital represents the sole revenues of PCC Capital and the sole source of dividend distributions to the holders of the Trust Preferred Securities. Pacific Crest has fully and unconditionally guaranteed all of PCC Capital's obligations under the Trust Preferred Securities. Pacific Crest has the right, assuming no default has occurred, to defer payments of interest on the junior subordinated debentures at any time for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities will mature on October 1, 2027, but can be called in part or in total anytime after October 1, 2002 by PCC Capital.

Note 15. Income Taxes

    The income tax provision for the periods indicated is presented in the table below (in thousands):

	Years Ended December 31,
	2000	1999	1998
Current:
Federal	$3,679	$3,250	$2,656
State	1,220	384	784

Current income tax provision	4,899	3,634	3,440

Deferred:
Federal	(890)	(756)	(209)
State	(237)	537	(87)

Deferred income tax benefit	(1,127)	(219)	(296)

Income tax provision	$3,772	$3,415	$3,144

    The income tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities as of the dates indicated are presented in the table below (in thousands):

	December 31,
	2000	1999
Deferred income tax assets:
Unrealized loss on investment securities available for sale	$1,109	$4,602
Allowance for loan losses	3,642	3,240
Deferred gain on interest rate cap sale	612	—
Reserves, accruals and state taxes	1,126	958

Total deferred income tax assets	6,489	8,800

Deferred income tax liabilities:
State taxes and other	(254)	(200)

Total deferred income tax liablities	(254)	(200)

Net deferred income tax asset	$6,235	$8,600

    The table below presents a reconciliation of the provision for income taxes at the federal income tax rate of 35% to the effective income tax rate for the periods indicated:

	Years Ended December 31,
	2000	1999	1998
Income tax based on statutory tax rate	35.00%	35.00%	35.00%
State franchise tax expense, net of federal benefit	7.07%	7.07%	5.76%
Valuation allowance	(0.63)%	—	—
Other, net	(0.35)%	(1.75)%	(0.79)%

Effective income tax rate	41.72%	40.32%	39.34%

Note 16. Common Stock

    The following table presents the activity in the number of shares of common stock and common stock in treasury for the periods indicated:

	Common Stock	Common Stock in Treasury	Total(1)
Number of shares at December 31, 1997	2,971,946	(85,000)	2,886,946

Issuances of common stock:
Employee stock purchase plan	5,874	—	5,874
Non-employee directors' stock purchase plan	2,185	—	2,185
Employe stock option plan	6,525	—	6,525
Purchases of common stock in treasury	—	(210,500)	(210,500)

Number of shares at December 31, 1998	2,986,530	(295,500)	2,691,030

Issuances of common stock in treasury:
Employee stock purchase plan	—	4,132	4,132
Non-employee directors' stock purchase plan	—	3,392	3,392
Employe stock option plan	—	16,670	16,670
Purchases of common stock in treasury	—	(113,500)	(113,500)

Number of shares at December 31, 1999	2,986,530	(384,806)	2,601,724

Issuances of common stock in treasury:
Employee stock purchase plan	—	3,520	3,520
Non-employee directors' stock purchase plan	—	4,096	4,096
Employe stock option plan	—	8,080	8,080
Purchases of common stock in treasury	—	(102,000)	(102,000)

Number of shares at December 31, 2000	2,986,530	(471,110)	2,515,420

(1)
Represents total common shares issued and outstanding

Note 17. Dividends

    As a Delaware corporation, Pacific Crest may pay common dividends out of surplus or, if there is no surplus, from net profits for the current and preceding fiscal year. Pacific Crest, on an unconsolidated basis, had approximately $3.9 million in cash and investments less current liabilities and short-term debt at December 31, 2000. However, these funds are necessary to pay future operating expenses of Pacific Crest, service all outstanding debt, including the $17.25 million junior subordinated debentures payable to PCC Capital, and fund possible future capital infusions into the Bank. Without dividends from the Bank, Pacific Crest must rely solely on existing cash, investments and the ability to secure borrowings. During 2000, the Company declared and paid cash dividends of $0.28 per common share for a total of $706,000. During 1999, the Company paid cash dividends of $0.24 per common share for a total of $636,000. On January 23, 2001, the Company declared an $0.08 per common share cash dividend for the first quarter of 2001, payable on March 15, 2001 to shareholders of record as of March 1, 2001.

    The Bank's ability to pay dividends to Pacific Crest is restricted by California State law, which requires that sufficient retained earnings are available to pay the dividend. During 2000, the Bank paid $2.2 million cash dividends to Pacific Crest. At December 31, 2000, the Bank had retained earnings of $17.9 million available for dividend payments. On February 2, 2001, the Bank declared a $600,000 cash dividend for the first quarter of 2001, payable to Pacific Crest on March 15, 2001.

Note 18. Accumulated Other Comprehensive Income (Loss)

    The following table presents accumulated other comprehensive income (loss) and the components of other comprehensive income (loss) for the periods indicated (in thousands):

	Years Ended December 31,
	2000	1999	1998
Accumulated other comprehensive income (loss) at beginning of period	$(6,355)	$1,199	$1,189
Other comprehensive income (loss), net of income taxes:
Unrealized holding gains (losses) on investment securities available for sale:
Unrealized holding gains (losses) arising during the period	8,313	(12,524)	238
Reclassification of realized net (gains) losses included in net income	2	(559)	(162)

Total other comprehensive income (loss), before income taxes	8,315	(13,083)	76
Income tax (expense) benefit on unrealized holding gains (losses)	(3,491)	5,294	(130)
Income tax expense (benefit) on realized net (gains) losses included in net income	(1)	235	64

Total other comprehensive income (loss), net of income taxes	4,823	(7,554)	10

Accumulated other comprehensive income (loss) at end of period	$(1,532)	$(6,355)	$1,199

Note 19. Regulatory Capital Requirements

    Pacific Crest is subject to legal and regulatory requirements of the Federal Reserve, while the Bank is subject to legal and regulatory requirements of the California Financial Code, California General Corporation Law and the FDIC. These legal and regulatory requirements specify certain minimum capital ratios and place limits on the size and type of loans that may be made.

    The Bank may establish and maintain capital, surplus and undivided profits accounts and may from time to time allocate its shareholder's equity among such accounts so long as no part of its contributed capital is allocated to the undivided profits account and the undivided profits account never exceeds the Bank's retained earnings.

    Both Pacific Crest and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve and the FDIC. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on Pacific Crest's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, both Pacific Crest and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require both Pacific Crest and the Bank to maintain minimum amounts and ratios as set forth in the table below of total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average quarterly assets. Management believes that both Pacific Crest and the Bank met all capital adequacy requirements to which they were subject as of December 31, 2000 and 1999.

    As of December 31, 2000 and 1999, both Pacific Crest and the Bank maintained capital ratios that categorized them as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a company must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions known to management that would have changed either institution's category.

    The following tables present the amounts of regulatory capital and capital ratios for Pacific Crest and the Bank compared to their minimum well capitalized requirements and minimum capital adequacy requirements as of the dates indicated (dollars in thousands):

	Actual		Minimum Well Capitalized Requirements		Minimum Capital Adequacy Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2000
Leverage ratio—
(Tier 1 capital to average total assets)
Pacific Crest Capital, Inc.	$47,263	7.16%	$32,995	5.00%	$26,396	4.00%
Pacific Crest Bank	$47,704	7.36%	$32,424	5.00%	$25,940	4.00%
Tier 1 risk-based capital ratio—
(Tier 1 capital to risk-weighted assets)
Pacific Crest Capital, Inc.	$47,263	10.63%	$26,671	6.00%	$17,781	4.00%
Pacific Crest Bank	$47,704	10.82%	$26,461	6.00%	$17,640	4.00%
Total risk-based capital ratio—
(Total capital to risk-weighted assets)
Pacific Crest Capital, Inc.	$58,270	13.11%	$44,452	10.00%	$35,562	8.00%
Pacific Crest Bank	$53,238	12.07%	$44,101	10.00%	$35,281	8.00%
Average total assets—
Pacific Crest Capital, Inc.	$659,899
Pacific Crest Bank	$648,488
Risk-weighted assets—
Pacific Crest Capital, Inc.	$444,524
Pacific Crest Bank	$441,009
December 31, 1999
Leverage ratio—
(Tier 1 capital to average total assets)
Pacific Crest Capital, Inc.	$42,539	6.89%	$30,883	5.00%	$24,707	4.00%
Pacific Crest Bank	$43,586	7.19%	$30,330	5.00%	$24,264	4.00%
Tier 1 risk-based capital ratio—
(Tier 1 capital to risk-weighted assets)
Pacific Crest Capital, Inc.	$42,539	10.18%	$25,067	6.00%	$16,711	4.00%
Pacific Crest Bank	$43,586	10.38%	$25,185	6.00%	$16,790	4.00%
Total risk-based capital ratio—
(Total capital to risk-weighted assets)
Pacific Crest Capital, Inc.	$54,391	13.02%	$41,779	10.00%	$33,423	8.00%
Pacific Crest Bank	$48,848	11.64%	$41,975	10.00%	$33,580	8.00%
Average total assets—
Pacific Crest Capital, Inc.	$617,669
Pacific Crest Bank	$606,604
Risk-weighted assets—
Pacific Crest Capital, Inc.	$417,788
Pacific Crest Bank	$419,747

Note 20. Stock Option Plan and Stock Purchase Plans

  Employee Stock Option Plan

    The 1993 Equity Incentive Plan (the "Plan") is designed to promote and advance the interests of the Company and its shareholders by enabling the Company to attract, retain and reward key employees. The Plan offers stock and cash incentive awards, as well as stock options. The maximum number of shares of common stock with respect to which awards may be granted under the Plan was initially 150,000 shares as of December 1993. The number of shares under the Plan are to be increased by two percent (2%) of the total issued and outstanding shares of the Company's common stock as of the first day of each year, beginning on January 1, 1995. The 2% per year increase of shares available under the Plan continues through the term of the Plan, which expires on December 31, 2002.

    The maximum number of shares of common stock to which awards may be granted under the Plan at December 31, 2000 was 453,912, of which 439,815 stock options have been issued through December 31, 2000. The number of common shares added under the Plan on January 1, 2001 was 50,308, increasing the cumulative number of shares that may be awarded under the Plan to 504,220 after January 1, 2001.

    The table below summarizes the activity of the Plan for the periods indicated:

	Number of Option Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at December 31, 1997	285,643	$3.50-$12.50	$7.66

Options granted	63,600	15.00-20.25	17.88
Options cancelled	(2,150)	7.75-18.00	12.40
Options exercised	(6,525)	6.00-7.56	6.20

Outstanding at December 31, 1998	340,568	$3.50-$20.25	$9.57

Options granted	56,050	13.75-15.00	14.86
Options cancelled	(25,755)	7.50-18.00	14.72
Options exercised	(16,670)	3.50-12.00	6.31

Outstanding at December 31, 1999	354,193	$3.50-$20.25	$10.20

Options granted	73,150	10.39-12.75	11.38
Options cancelled	(13,186)	7.56-18.00	14.12
Options exercised	(8,080)	3.50-12.00	6.51

Outstanding at December 31, 2000	406,077	$3.50-$20.25	$10.36

    The following table presents information on outstanding and exercisable stock options at December 31, 2000:

		Stock Options Outstanding		Stock Options Exercisable
Range of Exercise Prices	Weighted Average Remaining Contractual Life	Number Outstanding	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.50—$4.00	4.1 years	5,300	$3.50	5,300	$3.50
4.01—6.00	3.3 years	105,567	5.89	105,567	5.89
6.01—8.00	4.6 years	76,269	7.36	76,269	7.36
10.00—12.00	7.5 years	117,392	11.58	38,103	11.98
12.01—14.00	9.2 years	11,500	12.50	500	12.81
14.01—16.00	7.9 years	39,950	14.98	375	14.50
16.01—18.00	6.9 years	48,099	18.00	16,267	18.00
18.01—20.25	7.1 years	2,000	18.75	1,000	18.75

	5.9 years	406,077	$10.36	243,381	$8.14

    The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), in accounting for the Plan, whereby compensation cost is measured as the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. Stock options issued under the Plan have no intrinsic value at the grant date, and accordingly, under APB 25, no compensation cost is recognized for them. Had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plan, consistent with the method prescribed by SFAS No. 123, Accounting for Stock-based Compensation, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below for the periods presented (dollars and shares in thousands, except per share data):

	Years Ended December 31,
	2000	1999	1998
Net income:
As reported	$5,270	$5,055	$4,847
Pro forma	$5,101	$4,876	$4,676
Basic earnings per common share:
As reported	$2.09	$1.90	$1.72
Pro forma	$2.02	$1.83	$1.66
Diluted earnings per common share:
As reported	$2.01	$1.82	$1.64
Pro forma	$1.95	$1.76	$1.57
Weighted average common shares outstanding:
Basic	2,525	2,662	2,817
Diluted	2,622	2,778	2,971

Assumptions:
Dividend yield	2.27%	1.67%	0.29%
Expected volatility	30%	30%	20%
Risk free interest rate	6.00%	6.00%	5.00%
Expected life	7.5 years	7.5 years	7 years

    The estimated weighted average fair value of stock options granted during 2000 and 1999 was $4.00 and $5.68 per share, respectively.

  Employee Stock Purchase Plan

    The Company maintains an Employee Stock Purchase Plan ("ESPP") which allows employees to purchase shares of the Company's common stock at the lower of fair value at the beginning of the plan year, or 90% of fair value at the end of the plan year. Employees' purchases may not exceed the lesser of $25,000 or 15% of their annual base compensation. Shares of common stock purchased under the ESPP are not issuable until the end of the year. The maximum number of shares of common stock that may be issued under the ESPP is 75,000 shares, of which 3,520 treasury shares, for a value of $41,000, were issued in January of 2000. The Company issued 4,237 treasury shares for a value of approximately $55,000 in January of 2001 for employees participating in the ESPP during the year ended December 31, 2000. There are 41,674 shares available for issuance under the ESPP for 2001.

  Non-Employee Directors' Stock Purchase Plan

    The Company maintains a Non-Employee Directors' Stock Purchase Plan (the "Directors' Plan"). The Directors' Plan allows the directors to purchase the stock of the Company from proceeds of their directors' fees. The directors purchased 4,096, 3,392 and 2,185 shares of common stock for a value of $50,000, $51,000 and $44,000 during the years ended December 31, 2000, 1999, and 1998, respectively, under this plan.

Note 21. Retirement Savings and Supplemental Benefit Plans

    Company employees participate in the Company's 401(k) Plan (the "Retirement Plan"). The Retirement Plan covers substantially all employees. Employees may contribute up to 15% of their salary up to a maximum of $10,500 for 2000, $10,000 for 1999, and $10,000 for 1998. The Company matches employee contribution amounts equal to 100% of the first 6% of compensation contributed by each participant. Amounts charged to expense under the Retirement Plan for these matching contributions were $233,000, $243,000, and $219,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

    At December 31, 2000, four executive officers of the Company participated in the Company's Supplemental Executive Retirement Plan (the "Executive Retirement Plan"). The Executive Retirement Plan provides for annual retirement benefits that would be payable to the executives on their normal retirement date. The Executive Retirement Plan provides for the offset for social security benefits and matching 401(k) contributions made under the Retirement Plan. Offsets for social security and 401(k) matching contributions may be substantial.

    The following table presents activity in the Executive Retirement Plan for the periods indicated:

	Years Ended December 31,
	2000	1999	1998
Change in Benefit Obligation
Benefit obligation at beginning of the period	$949	$880	$733
Service cost	50	47	40
Interest cost	78	65	58
Actuarial (gain) loss	(6)	(43)	49

Benefit obligation at end of the period	1,071	949	880

Change in Plan Assets
Fair value of plan assets at beginning and end of period	—	—	—

Funded Status	(1,071)	(949)	(880)
Unrecognized prior service cost	175	191	207
Unrecognized net actuarial (gain) loss	(26)	(20)	23

Accrued pension cost	$(922)	$(778)	$(650)

    The following table presents the components of net periodic pension cost for the periods indicated:

	Years Ended December 31,
	2000	1999	1998
Service cost	$50	$47	$40
Interest cost	78	65	58
Amortization of prior service cost	16	16	16

Net periodic pension cost	$144	$128	$114

    Accrued benefit cost was reported in the Consolidated Balance Sheets under the caption "Accrued interest payable and other liabilities". Net periodic pension cost was reported in the Consolidated Statements of Income under the caption "Salaries and employee benefits".

Note 22. Commitments and Contingencies

  Lease Commitments

    The Company leases its office facilities. Future minimum rental payments required under operating leases that have initial and remaining non-cancelable terms in excess of one year are approximately as indicated in the table below as of December 31, 2000 (in thousands):

Year ended December 31,
2001	$656
2002	589
2003	596
2004	553
2005	575
Thereafter	1,151

Total	$4,120

    Certain leases contain rental escalation clauses based on increases in the Consumer Price Index and renewal options, which may be exercised by the Company. Rent expense for the years ended December 31, 2000, 1999 and 1998 totaled $743,000, $829,000, and $780,000, respectively.

  Unfunded Commitments

    The Bank makes unfunded commitments with its commercial real estate term lending activities for building improvements to property. At December 31, 2000 and 1999, the Bank had unfunded commitments to fund loans secured by commercial real estate of $1.8 million and $2.3 million, respectively. The Bank's unfunded commercial real estate loan commitments may involve to varying degrees, elements of credit and interest rate risk that are not recognized in the Consolidated Balance Sheets. The Company's exposure to credit loss is represented by the contractual amount of these commitments. These risks are generally mitigated by the real estate collateral securing the commercial real estate loan commitments and the SBA guarantee on SBA loan commitments.

  Litigation

    There are several lawsuits and claims pending against the Company. Management, after review, including consultation with counsel, believes that any ultimate liability that could arise from these lawsuits and claims would not materially or adversely affect the financial position or liquidity of the Company.

Note 23. Estimated Fair Value of Financial Instruments

    The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107, Disclosures About Fair Value of Financial Instruments, excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

    The carrying amounts and estimated fair values for certain of the Company's financial instruments as of the dates indicated are summarized in the following table (in thousands):

	December 31, 2000		December 31, 1999
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$5,336	$5,336	$4,783	$4,783
Investment securities available for sale	234,448	234,448	240,760	240,760
Loans, net	393,045	404,836	359,502	370,726
Accrued interest receivable	6,582	6,582	6,604	6,604
Liabilities
Deposits:
Money market checking	14,414	14,414	18,783	18,783
Savings accounts	148,347	148,347	196,368	196,368
Certificates of deposit	336,076	339,437	269,233	267,887

Total deposits	498,837	502,198	484,384	483,038

Borrowings:
Securities sold under repurchase agreements	23,500	23,500	30,500	30,500
Borrowings from State of California	28,000	28,026	20,000	19,977
Term borrowings	40,000	40,014	40,000	39,917
Trust preferred securities	17,250	15,525	17,250	13,380

Total borrowings	108,750	107,065	107,750	103,774

Accrued interest payable	1,613	1,613	1,264	1,264
Off-balance sheet financial instruments
Interest rate cap—$100 million notional amount	N/A	N/A	635	1,900

Note 24. Interest Rate Cap

    On February 8, 2000, the Company sold its interest rate cap agreement for $2.5 million and recognized a deferred gain of $1.8 million, which is reported in the Consolidated Balance Sheets under the caption, "Accrued interest payable and other liabilities". The interest rate cap agreement had originally been purchased on June 8, 1998, at a price of $925,000. The deferred gain is being amortized as a credit to "Interest expense—deposits" over the remaining life of the original interest rate cap agreement, which had a maturity date of June 8, 2003. During the year ended December 31, 2000, the amount of deferred gain amortization totaled $495,000, which resulted in a reduction in interest expense on deposits. Conversely, during the years ended December 31, 1999 and 1998, the amortization of the purchase price of the interest rate cap totaled $185,000 and $105,000, respectively, which resulted in an increase in interest expense on deposits. As of December 31, 2000, the remaining unamortized balance of the deferred gain resulting from the sale of the interest rate cap totaled $1.3 million.

Note 25. Parent Company Financial Information

    The following table represents the condensed balance sheets of Pacific Crest Capital, Inc. (Parent company only) as of the dates indicated (in thousands):

	December 31,
Condensed Balance Sheets	2000	1999
Assets
Cash and cash equivalents	$227	$184
Investment securities available for sale, at market	9,960	9,788
Other assets	1,511	1,267
Investment in Pacific Crest Bank	46,215	37,353
Investment in PCC Capital I	534	534

Total assets	$58,447	$49,126

Liabilities
Securities sold under repurchase agreements	$6,500	$5,500
Subordinated debentures	17,784	17,784
Other liabilities	233	293

Total liabilities	24,517	23,577

Shareholders' Equity
Common stock, at par	30	30
Additional paid-in capital	27,790	27,885
Retained earnings	14,542	9,978
Accumulated other comprehensive loss	(1,532)	(6,355)
Common stock in treasury, at cost	(6,900)	(5,989)

Total shareholders' equity	33,930	25,549

Total liabilities and shareholders' equity	$58,447	$49,126

    The following table presents the condensed statements of income of Pacific Crest Capital, Inc. (Parent company only) for the periods indicated (in thousands):

	Years Ended December 31,
Condensed Statements of Income	2000	1999	1998
Net interest expense	$(1,540)	$(1,294)	$(877)
Equity income—Pacific Crest Bank	6,338	5,871	5,539
Dividend income—PCC Capital I	50	50	50
Loss on sale of investment securities	—	(132)	—
Other income	2	4	18
Non-interest expense	(340)	(359)	(451)

Income before income taxes	4,510	4,140	4,279
Income tax benefit	760	915	568

Net income	$5,270	$5,055	$4,847

    The following table presents the condensed statements of cash flows of Pacific Crest Capital, Inc. (Parent company only) for the periods indicated (in thousands):

	Years Ended December 31,
Condensed Statements of Cash Flows	2000	1999	1998
Operating activities:
Net income	$5,270	$5,055	$4,847
Adjustments to reconcile net income to net cash used in operating activities:
Loss on sale of investment securities	—	132	—
Equity income—Pacific Crest Bank	(6,338)	(5,871)	(5,539)
Net change to other assets and other liabilities	(377)	462	(363)

Net cash used in operating activities	(1,445)	(222)	(1,055)

Investing activities:
Purchase of investment securities	—	(9,995)	—
Proceeds from sales of investment securities	—	29,875	—
Dividends received from Pacific Crest Bank	2,200	1,240	—

Net cash provided by investing activities	2,200	21,120	—

Financing activities:
Increase (decrease) in securities sold under repurchase agreements	1,000	5,500	(20,000)
Increase (decrease) in term borrowings	—	(24,450)	24,450
Proceeds from issuance of common stock	143	209	143
Purchase of common stock in treasury, at cost	(1,149)	(1,665)	(3,531)
Cash dividends paid	(706)	(636)	(137)

Net cash (used in) provided by financing activities	(712)	(21,042)	925

Net increase (decrease) in cash and cash equivalents	43	(144)	(130)
Cash and cash equivalents at beginning of period	184	328	458

Cash and cash equivalents at end of period	$227	$184	$328

Note 26. Selected Quarterly Financial Data (Unaudited)

    The following table presents selected quarterly financial data for the periods indicated (in thousands, except per share data):

	Year Ended December 31, 2000
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$12,857	$13,197	$13,760	$13,905
Interest expense	8,132	8,745	9,290	9,573

Net interest income	4,725	4,452	4,470	4,332
Provision for loan losses	250	125	125	104

Net interest income after provision for loan losses	4,475	4,327	4,345	4,228
Non-interest income	373	174	358	808

Non-interest expense:
Salaries and employee benefits	1,498	1,414	1,611	1,884
Net occupancy expenses	386	360	332	344
Other operating expenses	618	574	609	560

Total operating expenses	2,502	2,348	2,552	2,788
OREO and collection expense	4	(6)	(142)	—

Total non-interest expense	2,506	2,342	2,410	2,788

Income before income taxes	2,342	2,159	2,293	2,248
Income tax provision	976	901	956	939

Net income	$1,366	$1,258	$1,337	$1,309

Earnings per common share:
Basic	$0.53	$0.50	$0.53	$0.52
Diluted	$0.52	$0.48	$0.51	$0.50

	Year Ended December 31, 1999
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$12,449	$11,809	$12,423	$12,680
Interest expense	7,647	7,046	7,583	7,914

Net interest income	4,802	4,763	4,840	4,766
Provision for loan losses	660	395	400	222

Net interest income after provision for loan losses	4,142	4,368	4,440	4,544
Non-interest income	971	659	462	367

Non-interest expense:
Salaries and employee benefits	1,740	1,734	1,665	1,513
Net occupancy expenses	442	430	412	403
Other operating expenses	683	814	711	822

Total operating expenses	2,865	2,978	2,788	2,738
OREO and collection expense	71	43	—	—

Total non-interest expense	2,936	3,021	2,788	2,738

Income before income taxes	2,177	2,006	2,114	2,173
Income tax provision	849	799	873	894

Net income	$1,328	$1,207	$1,241	$1,279

Earnings per common share:
Basic	$0.49	$0.45	$0.47	$0.49
Diluted	$0.47	$0.43	$0.45	$0.47

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Pacific Crest Capital, Inc.

    We have audited the accompanying consolidated balance sheets of Pacific Crest Capital, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pacific Crest Capital, Inc. and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Los Angeles, California
January 25, 2001

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

    Incorporated herein by reference is the information from the section entitled "Election of Directors" from the Company's definitive Proxy Statement, to be filed with the SEC within 120 days after December 31, 2000. Reference is also made in connection with the list of Executive Officers which is provided under Item 4(a), "Executive Officers of the Registrant."

ITEM 11. Executive Compensation

    Incorporated herein by reference is the information from the sections entitled "Election of Directors—Compensation of Board of Directors," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" from the Company's definitive Proxy Statement, to be filed with the SEC within 120 days after December 31, 2000.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

    Incorporated herein by reference is the information from the section entitled "Beneficial Ownership of Principal Stockholders and Management" from the Company's definitive Proxy Statement, to be filed with the SEC within 120 days after December 31, 2000.

ITEM 13. Certain Relationships and Related Transactions

    Incorporated herein by reference is the information from the section entitled "Certain Transactions" from the Company's definitive Proxy Statement, to be filed with the SEC within 120 days after December 31, 2000.

PART IV

ITEM 14. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

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

  (b) Reports on Form 8-K

      None.

  (c) List of Exhibits

Number	Description
3(i).1	Amended and restated Certificate of Incorporation(1)
3(ii).1	Amended and restated Bylaws of Pacific Crest Capital, Inc.(1)
4.1	Subordinated Indenture dated as of September 22, 1997, by and between Pacific Crest Capital and Wilmington Trust Company, as indenture trustee(11)

4.2	Officers' Certificate and Company Order dated September 22, 1997(11)
4.3	Certificate of Trust of PCC Trust I dated August 18, 1997(11)
4.4	Trust Agreement of PCC Trust I dated as of August 18, 1997(11)
4.5	Certificate of Amendment to Certificate of Trust of PCC Trust I dated August 20, 1997(11)
4.6	Amended and Restated Trust Agreement of PCC Capital I, dated as of September 22, 1997(11)
4.7	Form of Trust Preferred Certificate of PCC Capital I (included as an exhibit to exhibit 4.6)(11)
4.8	Form of Common Securities Certificate of PCC Capital I (included as an exhibit to exhibit 4.6)(11)
4.9	Guarantee Agreement dated as of September 22, 1997(11)
4.10	Agreement as to Expenses and Liabilities(11)
10.1	Form of Indemnification Agreement(3)*
10.2	Pacific Crest Capital, Inc. 1993 Equity Incentive Plan(4)(5)*
10.3	Pacific Crest Capital, Inc. Retirement Plan and Trust(3)*
10.4	1993 Employee Stock Purchase Plan(3)(6)*
10.5	Form of Split Dollar Agreement(3)*
10.6	Pacific Crest Capital, Inc. Supplemental Executive Retirement Plan(3)*
10.7	Form of Distribution Agreement(1)
10.8	Form of Tax Sharing Agreement between Pacific Crest Capital, Inc. and The Foothill Group, Inc.(3)
10.9	Office Lease by and between Wilshire Masterpiece, Inc. and Pacific Crest Bank, dated October 31, 1990 (Beverly Hills Branch)(7)
10.10	Office Lease between Fifth and Beech Associates and Pacific Crest Bank (San Diego Branch)(7)
10.11	Shopping Center Lease dated April 18, 1978, between Frances Robert Sarno, as Trustees, and Le Chateau Boutiques, Inc. (Encino Branch)(7)
10.11.1	Assignment, Assumption and Consent to Assignment of Lease dated October 16, 1980, between Pacific Crest Bank, Frances Sarno and Robert Sarno, as Trustees, and Le Chateau Boutiques, Inc.(7)
10.11.2	Exercise of Option to Renew Lease dated January 23, 1990(7)
10.12	Lease dated April 22, 1992, between The Klussman Family Trust and Pacific Crest Bank (Agoura Hills Office)(7)
10.14.1	Employment Agreement between the Company and Gary Wehrle(4)*
10.14.2	Employment Agreement between the Company and Barry Otelsberg(4)*
10.14.3	Employment Agreement between the Company and Lyle Lodwick(4)*
10.14.4	Employment Agreement between the Company and Robert J. Dennen(4)*
10.14.5	Employment Agreement between the Company and Gonzalo Fernandez(8)*
10.14.6	Employment Agreement between the Company and Joseph Finci(12)*
10.14.7	Employment Agreement between the Company and M. Carolyn Reinhart(12)*

10.15	1996 Non-Employee Directors' Stock Plan(9)*
21.1	Subsidiaries of the Registrant(2)
23.1	Consent of Independent Auditors(2)
25.1	Form T-1 Statement of Eligibility of Wilmington Trust Company to act as Trustee under the Subordinated Indenture(10)
25.2	Form T-1 Statement of Eligibility of Wilmington Trust Company to act as Trustee under the Amended and Restated Trust Agreement(10)
25.3	Form T-1 Statement of Eligibility of Wilmington Trust Company to act as Trustee under the Trust Preferred Securities Guarantee Agreements(10)

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

PACIFIC CREST CAPITAL, INC.
By:	/s/ GARY WEHRLE Gary Wehrle Chairman of the Board, President and Chief Executive Officer

Date: March 30, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ GARY WEHRLE Gary Wehrle	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2001
/s/ ROBERT J. DENNEN Robert J. Dennen	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 30, 2001
/s/ RUDOLPH I. ESTRADA Rudolph I. Estrada	Director	March 30, 2001
/s/ MARTIN J. FRANK Martin J. Frank	Director	March 30, 2001
/s/ RICHARD S. ORFALEA Richard S. Orfalea	Director	March 30, 2001
/s/ STEVEN J. ORLANDO Steven J. Orlando	Director	March 30, 2001

QuickLinks

FORM 10-K
PACIFIC CREST CAPITAL, INC. 2000 ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS
PART I
ITEM 1. Business
GENERAL
LOANS
NON-PERFORMING ASSETS
ALLOWANCE FOR LOAN LOSSES
INVESTMENTS
DEPOSITS
BORROWINGS
EMPLOYEES
REGULATION
RISK FACTORS
PART II
ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters
ITEM 6. Selected Financial Data
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
RESULTS OF OPERATIONS
FINANCIAL CONDITION
NON-PERFORMING ASSETS
LIQUIDITY
DIVIDENDS
CAPITAL RESOURCES
ASSET/LIABILITY MANAGEMENT
Index to Consolidated Financial Statements
PACIFIC CREST CAPITAL, INC. CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)
PACIFIC CREST CAPITAL, INC. CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands, except per share data)
PACIFIC CREST CAPITAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (dollars in thousands, except per share data)
PACIFIC CREST CAPITAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)
PACIFIC CREST CAPITAL, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2000
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
ITEM 10. Directors and Executive Officers of the Registrant
ITEM 11. Executive Compensation
ITEM 12. Security Ownership of Certain Beneficial Owners and Management
ITEM 13. Certain Relationships and Related Transactions
PART IV
SIGNATURES