Form 10-Q
period 2001-03-31
PACIFIC CREST CAPITAL INC
filed 2001-05-15
CIK 912048

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-22732

PACIFIC CREST CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4437818 (IRS Employer Identification No.)
30343 Canwood Street Agoura Hills, California (Address of principal executive offices)	91301 (Zip Code)

(818) 865-3300
(Registrant's telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of issuer's $.01 par value common stock as of April 30, 2001, was 2,483,817.

9.375% Cumulative Trust Preferred Securities of PCC Capital I

Guarantee of Pacific Crest Capital, Inc. with respect to the 9.375% Cumulative Trust Preferred Securities of PCC Capital I

PACIFIC CREST CAPITAL, INC.
MARCH 31, 2001 FORM 10-Q
TABLE OF CONTENTS

PACIFIC CREST CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	March 31, 2001	December 31, 2000
	(Unaudited)	(Audited)
Assets
Cash	$2,185	$2,319
Securities purchased under resale agreements	33,706	3,017

Cash and cash equivalents	35,891	5,336

Investment securities available for sale, at market	151,650	234,448
Loans:
Commercial real estate loans	376,015	382,596
SBA loans held for investment	6,287	5,949
SBA loans held for sale, at lower of cost or market	7,790	10,904
Other loans	569	814

Gross loans	390,661	400,263
Deferred loan costs	39	22
Allowance for loan losses	(7,397)	(7,240)

Net loans	383,303	393,045

Deferred income taxes, net	5,331	6,235
Accrued interest receivable	3,923	6,582
Prepaid expenses and other assets	1,610	1,702
Premises and equipment	1,295	1,312
Other real estate owned	—	—

Total assets	$583,003	$648,660

Liabilities
Deposits:
Money market checking	$13,257	$14,414
Savings accounts	142,145	148,347
Certificates of deposit	315,188	336,076

Total deposits	470,590	498,837

Borrowings:
Securities sold under repurchase agreements	—	23,500
Borrowings from State of California	13,000	28,000
Term borrowings	40,000	40,000
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures ("Trust preferred securities")	17,250	17,250

Total borrowings	70,250	108,750

Total interest-bearing liabilities	540,840	607,587
Accrued interest payable and other liabilities	6,444	7,143

Total liabilities	547,284	614,730

Shareholders' Equity
Common stock, $.01 par value (10,000,000 shares authorized, 2,986,530 shares issued at March 31, 2001 and December 31, 2000)	30	30
Additional paid-in capital	27,777	27,790
Retained earnings	15,689	14,542
Accumulated other comprehensive loss	(252)	(1,532)
Common stock in treasury, at cost (503,413 shares at March 31, 2001 and 471,110 shares at December 31, 2000)	(7,525)	(6,900)

Total shareholders' equity	35,719	33,930

Total liabilities and shareholders' equity	$583,003	$648,660

Tangible book value per common share	$14.38	$13.49

See accompanying Notes to Consolidated Financial Statements.

PACIFIC CREST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2001	2000
Interest income:
Loans	$9,428	$8,744
Securities purchased under resale agreements	132	3
Investment securities available for sale	3,168	4,110

Total interest income	12,728	12,857

Interest expense:
Deposits:
Money market checking	113	193
Savings accounts	1,569	2,196
Certificates of deposit	5,139	3,929

Total interest on deposits	6,821	6,318

Borrowings:
Securities sold under repurchase agreements	154	641
Borrowings from State of California	282	317
Term borrowings	662	452
Trust preferred securities	404	404

Total interest on borrowings	1,502	1,814

Total interest expense	8,323	8,132

Net interest income	4,405	4,725
Provision for loan losses	40	250

Net interest income after provision for loan losses	4,365	4,475

Non-interest income:
Loan prepayment and late fee income	132	102
Gain on sale of SBA 7(a) loans	161	—
Gain on sale of SBA 504 loans and broker fee income	98	—
Loss on sale of investment securities	(12)	—
Gain on sale of other real estate owned	—	115
Other income	160	156

Total non-interest income	539	373

Non-interest expense:
Salaries and employee benefits	1,601	1,498
Net occupancy expenses	391	386
Communication and data processing	253	220
Advertising and promotion	70	68
FDIC insurance premiums	27	26
Credit and collection expenses	—	2
Other real estate owned expenses	—	2
Other expenses	252	304

Total non-interest expense	2,594	2,506

Income before income taxes	2,310	2,342
Income tax provision	964	976

Net income	$1,346	$1,366

Earnings per common share:
Basic	$0.54	$0.53
Diluted	$0.51	$0.52

See accompanying Notes to Consolidated Financial Statements.

PACIFIC CREST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

(dollars and shares in thousands)

	Common Stock		Common Stock in Treasury
					Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 1999	2,986	$30	(385)	$(5,989)	$27,885	$9,978	$(6,355)	$25,549
Comprehensive income (loss):
Net income	—	—	—	—	—	1,366	—	1,366
Unrealized loss on investment securities available for sale, net of income taxes	—	—	—	—	—	—	(162)	(162)

Total comprehensive income								1,204
Issuances of common stock in treasury:
Employee stock purchase plan	—	—	4	55	(14)	—	—	41
Non-employee directors' stock purchase plan	—	—	1	17	(5)	—	—	12
Employee stock option plan	—	—	4	61	(35)	—	—	26
Purchase of common stock in treasury	—	—	(102)	(1,149)	—	—	—	(1,149)
Cash dividends paid ($0.07 per share)	—	—	—	—	—	(179)	—	(179)

Balances at March 31, 2000	2,986	$30	(478)	$(7,005)	$27,831	$11,165	$(6,517)	$25,504

Balances at December 31, 2000	2,986	$30	(471)	$(6,900)	$27,790	$14,542	$(1,532)	$33,930
Comprehensive income:
Net income	—	—	—	—	—	1,346	—	1,346
Unrealized gain on investment securities available for sale, net of income taxes	—	—	—	—	—	—	1,280	1,280

Total comprehensive income								2,626
Issuances of common stock in treasury:
Employee stock purchase plan	—	—	4	62	(7)	—	—	55
Non-employee directors' stock purchase plan	—	—	1	12	1	—	—	13
Employee stock option plan	—	—	2	25	(7)	—	—	18
Purchase of common stock in treasury	—	—	(39)	(724)	—	—	—	(724)
Cash dividends paid ($0.08 per share)	—	—	—	—	—	(199)	—	(199)

Balances at March 31, 2001	2,986	$30	(503)	$(7,525)	$27,777	$15,689	$(252)	$35,719

See accompanying Notes to Consolidated Financial Statements.

PACIFIC CREST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2001	2000
Operating activities:
Net income	$1,346	$1,366
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	40	250
Gain on sale of SBA 7(a) loans	(161)	—
Gain on sale of SBA 504 loans	(70)	—
Loss on sale of investment securities	12	—
Gain on sale of other real estate owned	—	(115)
Depreciation and amortization of premises and equipment	100	84
Accretion of deferred loan fees	(23)	(98)
Accretion of discount on investment securities	9	(10)
Deferred income tax benefit	(22)	(1,081)
Changes in operating assets and liabilities:
Accrued interest receivable	2,659	(48)
Prepaid expenses and other assets	92	702
Accrued interest payable and other liabilities	(699)	4,085

Net cash provided by operating activities	3,283	5,135

Investing activities:
Purchases of U.S. government sponsored agency mortgage-backed securities available for sale	(60,499)	—
Proceeds from calls and sales of U.S. government sponsored agency callable bonds available for sale	145,188	—
Principal payments on U.S. government sponsored agency mortgage-backed securities available for sale	294	12
Loan originations	(6,934)	(23,817)
Proceeds from sales of SBA 7(a) loans	2,793	—
Proceeds from sales of SBA 504 loans	1,253
Principal payments on loans	12,844	11,354
Proceeds from sales of other real estate owned	—	75
Purchases of premises and equipment, net	(83)	(129)

Net cash provided by (used in) investing activities	94,856	(12,505)

Financing activities:
Net decrease in money market checking	(1,157)	(2,194)
Net decrease in savings accounts	(6,202)	(19,890)
Net (decrease) increase in certificates of deposit	(20,888)	11,339
Net (decrease) increase in securities sold under repurchase agreements	(23,500)	20,600
Net (decrease) increase in borrowings from State of California	(15,000)	5,000
Net decrease in term borrowings	—	(10,000)
Purchase of common stock in treasury, at cost	(724)	(1,149)
Cash dividends paid	(199)	(179)
Proceeds from exercise of stock options	18	26
Proceeds from employees and directors stock purchase plans	68	53

Net cash (used in) provided by financing activities	(67,584)	3,606

Net increase (decrease) in cash and cash equivalents	30,555	(3,764)
Cash and cash equivalents at beginning of period	5,336	4,783

Cash and cash equivalents at end of period	$35,891	$1,019

See accompanying Notes to Consolidated Financial Statements.

PACIFIC CREST CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001
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

    In the opinion of management, all adjustments have been included, including normal recurring adjustments necessary to present fairly the financial position of the Company and the results of its operations for the interim period ended March 31, 2001. The results of operations for interim periods are not necessarily indicative of results for the full year.

    These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in the Company's December 31, 2000 Annual Report on Form 10-K.

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

		Gross Unrealized
	Amortized Cost			Estimated Fair Value	Weighted Average Yield
		Gains	Losses
March 31, 2001
Investment securities available for sale:
U.S. government sponsored agency securities:
Callable bonds	$83,980	$59	$(30)	$84,009	6.55%
Mortgage-backed securities	63,992	143	(64)	64,071	6.55%
Corporate debt securities	4,113	—	(543)	3,570	7.54%

Total investment securities	$152,085	$202	$(637)	$151,650	6.58%

December 31, 2000
Investment securities available for sale:
U.S. government sponsored agency securities:
Callable bonds	$229,180	$—	$(2,074)	$227,106	6.42%
Mortgage-backed securities	3,800	25	(26)	3,799	7.13%
Corporate debt securities	4,109	—	(566)	3,543	8.88%

Total investment securities	$237,089	25	$(2,666)	$234,448	6.48%

    The Company's investment securities portfolio at March 31, 2001 consisted of fixed rate investments in U.S. government sponsored agency callable bonds and mortgage-backed securities issued by Fannie Mae, Freddie Mac, the Federal Home Loan Bank and the Government National Mortgage Association, as well as variable rate investments in investment grade corporate debt securities. The callable bonds have call features that allow the issuer to retire (call) an individual security prior to that security's stated maturity date. As of March 31, 2001, all of the callable bonds had various call dates within six months.

    The following table reflects the scheduled maturities of the Company's investment securities portfolio at March 31, 2001 (dollars in thousands):

	Amortized Cost	Estimated Fair Value	Weighted Average Yield
Due after five years through ten years	$83,980	$84,009	6.55%
Due after ten years	68,105	67,641	6.61%

Total investment securities	$152,085	$151,650	6.58%

    U.S. government sponsored agency securities with market values totaling $59.5 million and $109.9 million were pledged to secure borrowings aggregating $53.0 million and $91.5 million at March 31, 2001 and December 31, 2000, respectively.

Note 3. SBA Loans Held for Sale

    The table below presents the Company's SBA loans held for sale as of the dates indicated (in thousands):

	March 31, 2001	December 31, 2000
SBA guaranteed 7(a) loans	$5,964	$8,771
SBA 504 loans	1,826	2,133

Total SBA loans held for sale	$7,790	$10,904

Note 4. Borrowings from State of California

    The Bank has a fixed rate borrowing facility with the State of California Treasurer's Office under which the Bank can borrow an amount not to exceed its unconsolidated total shareholder's equity. Borrowing maturity dates under this program cannot exceed one year. The State of California requires collateral with a market value equal to at least 110% of the outstanding borrowing amount. The Bank has pledged specific amounts of certain U.S. government sponsored agency securities to meet this collateral requirement. As of March 31, 2001, the Bank's unconsolidated total shareholder's equity was $48.5 million, and the Bank's outstanding borrowings from the State of California totaled $13.0 million.

    The table below describes the attributes of the Bank's borrowings from the State of California as of the dates indicated (dollars in thousands):

	March 31, 2001
Borrowing Date
	Amount	Rate	Maturity Date
October 2000	$8,000	6.33%	April 2001
December 2000	5,000	6.24%	June 2001

Total State of California borrowings	$13,000	6.30%

	December 31, 2000
Borrowing Date
	Amount	Rate	Maturity Date
October 2000	$10,000	6.24%	January 2001
August 2000	5,000	6.43%	February 2001
October 2000	8,000	6.33%	April 2001
December 2000	5,000	6.24%	June 2001

Total State of California borrowings	$28,000	6.30%

Note 5. Term Borrowings

    The Company had fixed rate, long-term borrowings through one broker at March 31, 2001 and December 31, 2000. This debt is secured by pledging specific amounts of certain U.S. government sponsored agency securities.

    The tables below reflect the attributes of the Company's term borrowings as of the dates indicated (dollars in thousands):

	March 31, 2001
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

Note 6. Computation of Tangible Book Value Per Common Share

    Tangible book value per common share was calculated by dividing total shareholders' equity by the number of common shares issued less common shares held in treasury. The tables below present the computation of tangible book value per common share as of the dates indicated (dollars in thousands, except per share data):

	March 31, 2001	December 31, 2000
Total shareholders' equity	$35,719	$33,930

Common shares issued	2,986,530	2,986,530
Less: common shares held in treasury	(503,413)	(471,110)

Common shares outstanding	2,483,117	2,515,420

Tangible book value per common share	$14.38	$13.49

Note 7. Computation of Earnings Per Common Share

    Basic and diluted earnings per common share were determined by dividing net income by the applicable basic and diluted weighted average common shares outstanding. For the diluted earnings per share computation, the basic weighted average common shares outstanding were increased to include additional common shares that would have been outstanding if dilutive stock options had been exercised. The dilutive effect of stock options was calculated using the treasury stock method.

    The tables below present the basic and diluted earnings per common share computations for the periods indicated (dollars and shares in thousands, except per share data):

	Three Months Ended March 31,
	2001	2000
Net income	$1,346	$1,366

Basic weighted average common shares outstanding	2,507	2,566
Dilutive effect of stock options	155	81

Diluted weighted average common shares outstanding	2,662	2,647

Earnings per common share:
Basic	$0.54	$0.53
Diluted	$0.51	$0.52

Note 8. Supplemental Disclosure of Cash Flow Information

    For purposes of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, cash and cash equivalents include "Cash" and "Securities purchased under resale agreements." Supplemental disclosure of cash flow information is as follows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2001	2000
Cash paid during the period for:
Interest	$8,517	$8,258
Income taxes	$226	$350
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	$—	$210
Loans to facilitate the sale of other real estate owned	$—	$250

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following is management's discussion and analysis of the major factors that influenced the consolidated results of operations and financial condition of the Company for the period ended March 31, 2001. This analysis should be read in conjunction with the Company's December 31, 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission and with the unaudited financial statements and notes as set forth in this report.

OVERVIEW

Forward-Looking Information

    Certain matters discussed under this caption may constitute forward-looking statements under Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because the business of the Company involves inherent risks and uncertainties. Risks and uncertainties include possible future deteriorating economic conditions in the Company's areas of operation; interest rate risk associated with volatile interest rates and related asset/liability matching risks; liquidity risks; risk of significant non-earning assets and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risk of available for sale securities declining significantly in value as interest rates rise; and regulatory risks associated with the variety of current and future regulations to which the Company is subject. Risk factors are also discussed in detail in the Company's December 31, 2000 Annual Report on Form 10-K.

Capital

    As of March 31, 2001, Pacific Crest's leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 7.87%, 11.36%, and 13.87%, respectively. The Bank's leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 8.12%, 11.61% and 12.87%, respectively. These ratios placed Pacific Crest and the Bank in the "well-capitalized" category as defined by federal regulations, which require corresponding capital ratios of 5%, 6% and 10%, respectively, to qualify for that designation.

Dividends

    On January 25, 2001, the Company announced that the Board of Directors had declared a $0.08 per common share cash dividend for the first quarter of 2001. The dividend was payable to shareholders of record at the close of business on March 1, 2001 and was paid on March 15, 2001. The total amount of the dividends paid was $199,000.

Stock Repurchase Plan

    As of March 31, 2001, the Company had no shares authorized for repurchase under its common stock repurchase program. During the three months ended March 31, 2001, the Company repurchased 39,000 shares of its common stock for a total cost of approximately $724,000, which resulted in an average cost per share of $18.56. During the same period, the Company utilized repurchased shares for all of its common stock issuances under the Company's employee stock purchase plan, non-employee directors stock purchase plan, and employee stock option plan, which totaled 6,697 shares.

Sale of Interest Rate Cap Agreement

    On February 8, 2000, the Company sold its interest rate cap agreement for $2.5 million and recognized a deferred gain of $1.8 million, which was reported in the Consolidated Balance Sheets under the caption, "Accrued interest payable and other liabilities". The interest rate cap agreement had originally been purchased on June 8, 1998, at a price of $925,000. The deferred gain will be amortized as a credit to "Interest expense—deposits" over the remaining life of the original interest rate cap agreement, which had a maturity date of June 8, 2003. During the three months ended March 31, 2001, the amount of deferred gain amortization totaled $137,000 which resulted in a reduction in interest expense on deposits. Conversely, during the three months ended March 31, 2000, the amortization of the purchase price of the interest rate cap recorded through the sale date totaled $20,000, which resulted in an increase in interest expense on deposits, and the amount of deferred gain amortization recorded from the sale date through March 31, 2001 totaled $77,000. As of March 31, 2001, the remaining deferred gain resulting from the sale of the interest rate cap totaled $1.2 million and will be amortized as follows: $417,000 for the last nine months of 2001, $554,000 for 2002, and $240,000 for 2003.

Earnings Performance Summary

    The following table presents condensed statements of income and related performance data for the periods indicated and the dollar and percentage changes between the periods (dollars in thousands, except per share data):

	Three Months Ended March 31,
	Amounts		Increase (Decrease)
	2001	2000	$	%
Net interest income	$4,405	$4,725	$(320)	(6.8)%
Provision for loan losses	40	250	(210)	(84.0)%
Non-interest income	539	373	166	44.5%
Non-interest expense	2,594	2,506	88	3.5%

Income before income taxes	2,310	2,342	(32)	(1.4)%
Income tax provision	964	976	(12)	(1.2)%

Net income	$1,346	$1,366	$(20)	(1.5)%

Diluted earnings per share	$0.51	$0.52
Return on average shareholders' equity	15.20%	17.22%
Return on average assets	0.88%	0.88%

    Net income was $1.3 million (or $0.51 per common share on a diluted basis) for the three months ended March 31, 2001, compared to $1.4 million (or $0.52 per common share on a diluted basis) for the corresponding period in 2000. Pre-tax income was $2.3 million for the three months ended March 31, 2001 and 2000. The following describes the changes in the major components of pre-tax income:

  •
  Net interest income decreased by $0.3 million, to $4.4 million, primarily due to the rising interest rate environment, which persisted throughout most of 2000, and its negative impact on the Company's excess of variable rate liabilities over variable rate assets. The rate paid on average total interest-bearing liabilities increased by 42 basis points, to 5.97%, partially offset by an increase of 26 basis points, to 8.56%, in the yield on average total interest-earning assets. This resulted in a reduction of the net interest spread of 16 basis points, to 2.59%.

  •
  Provision for loan losses decreased by $0.2 million, to $40,000, reflecting management's evaluation of the allowance for loan losses and the risk inherent in the Company's loan portfolio. The allowance for loan losses increased by $157,000, to $7.4 million, during the three months ended March 31, 2001, which reflected the $40,000 provision and recoveries of $117,000. The allowance for loan losses as a percentage of total loans increased to 1.89% at March 31,

    2001 from 1.81% at December 31, 2000, due to the increase in the allowance and a $9.6 million reduction in gross loans. The decrease in gross loans was primarily due to principal payments of $12.8 million and SBA loan sales of $3.8 million, partially offset by lower than normal originations of $6.9 million. The Company anticipates a substantial increase in loan originations during the second quarter of 2001.

  •
  Non-interest income increased by $0.2 million, to $0.5 million, primarily due to gains on sales of SBA 7(a) loans and 504 loans during the current quarter.

  •
  Non-interest expense increased by $88,000 to $2.6 million, primarily due to an increase in salaries and employee benefits principally attributable to the hiring during the last seven months of 2000 of one Senior Vice President, four Vice Presidents and four other employees in San Diego to expand the Company's SBA lending capabilities in that area.

    Annualized return on average shareholders' equity was 15.20% for the three months ended March 31, 2001, compared to 17.22% for the same period in 2000. Annualized return on average total assets was 0.88% for the three months ended March 31, 2001, compared to 0.88% for the same period in 2000.

SELECTED QUARTERLY FINANCIAL DATA

    The following tables set forth certain selected quarterly financial data concerning the Company as of the dates or for the periods indicated (dollars in thousands, except per share data):

	At or For the Three Months Ended
	March 31, 2000	December 31, 2000	September 30, 2000	June 30, 2000	March 31, 2000
Loan Originations:
Commercial real estate loans	$5,400	$10,303	$20,173	$14,444	$22,202
SBA business loans:
7(a) loans—guaranteed portion	354	1,495	3,437	1,921	1,211
7(a) loans—unguaranteed portion	72	491	1,127	640	404

Total 7(a) loans	426	1,986	4,564	2,561	1,615
Total 504 loans	1,108	2,414	—	—	—

Total SBA loans	1,534	4,400	4,564	2,561	1,615

Total loan originations	$6,934	$14,703	$24,737	$17,005	$23,817

Loan Sales:
SBA guaranteed 7(a) loans	$2,589	$—	$2,601	$—	$—
SBA 504 first lien loans	1,183	—	—	—	—
Performance Ratios:
Return on average (realized) shareholders' equity(1)	15.20%	15.18%	16.02%	15.59%	17.22%
Return on average total assets(1)	0.88%	0.80%	0.82%	0.79%	0.88%
Net interest rate spread(2)	2.59%	2.29%	2.40%	2.51%	2.75%
Net interest margin(3)	2.96%	2.64%	2.73%	2.81%	3.05%
Operating expense to average total assets(4)	1.71%	1.70%	1.56%	1.47%	1.61%
Efficiency ratio(5)	52.34%	60.86%	52.86%	50.76%	50.21%
Average Balances:
Average shareholders' equity	$34,589	$31,188	$28,222	$24,975	$24,725
Average realized shareholders' equity (6)	35,428	34,495	33,387	32,273	31,738
Average total assets	608,456	656,612	652,309	637,926	622,416
Per Share Data:
Dividends declared per common share	$0.08	$0.07	$0.07	$0.07	$0.07
Basic earnings per common share	0.54	0.52	0.53	0.50	0.53
Diluted earnings per common share	0.51	0.50	0.51	0.48	0.52
Tangible book value per common share	14.38	13.49	11.73	10.70	10.17
Realized shareholders' equity per common share(6)	14.49	14.10	13.65	13.19	12.77
Common Shares Outstanding (in thousands):
Weighted average basic	2,507	2,514	2,512	2,510	2,566
Weighted average diluted	2,662	2,627	2,616	2,605	2,647
End of period, net of treasury shares	2,483	2,515	2,512	2,511	2,508

(1)
Calculation is based upon annualized net income.

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

(6)
Calculation excludes accumulated other comprehensive loss from shareholders' equity.

SELECTED QUARTERLY FINANCIAL DATA

	At or For the Three Months Ended
	March 31, 2001	December 31, 2000	September 30, 2000	June 30, 2000	March 31, 2000
Non-Performing Assets:
Non-accrual loans	$889	$—	$—	$1,185	$—
Other real estate owned (OREO)	—	—	—	—	—

Total non-performing assets	$889	$—	$—	$1,185	$—

Non-accrual loans to total loans	0.23%	—	—	0.31%	—
Total non-performing assets to total assets	0.15%	—	—	0.18%	—
Allowance for Loan Losses Activity:
Allowance at beginning of quarter	$7,240	$7,214	$7,082	$6,711	$6,450
Provision for loan losses	40	104	125	125	250
Net (charge-offs) recoveries:
Charge-offs	—	(123)	—	—	—
Recoveries	117	45	7	246	11

Total net (charge-offs) recoveries	117	(78)	7	246	11

Allowance at end of quarter	$7,397	$7,240	$7,214	$7,082	$6,711

Allowance to total loans	1.89%	1.81%	1.82%	1.84%	1.77%
Allowance to non-accrual loans	832.06%	—	—	597.64%	—
Annualized net charge-offs (recoveries) to average loans	(0.12)%	0.08%	(0.01)%	(0.26)%	(0.01)%
Regulatory Capital Ratios:
Pacific Crest Capital, Inc.
Leverage ratio	7.87%	7.16%	6.96%	6.85%	6.86%
Tier 1 risk-based capital ratio	11.36%	10.63%	10.28%	10.17%	9.94%
Total risk-based capital ratio	13.87%	13.11%	12.84%	12.85%	12.72%
Pacific Crest Bank
Leverage ratio	8.12%	7.36%	7.24%	7.21%	7.33%
Tier 1 risk-based capital ratio	11.61%	10.82%	10.59%	10.61%	10.51%
Total risk-based capital ratio	12.87%	12.07%	11.84%	11.87%	11.76%
Regulatory Capital Data:
Pacific Crest Capital, Inc.
Tier 1 capital	$47,961	$47,263	$45,740	$44,168	$42,695
Total risk-based capital	58,523	58,270	57,137	55,825	54,659
Average total assets	609,295	659,899	657,474	645,243	622,416
Risk-weighted assets	422,049	444,524	444,917	434,266	429,722
Pacific Crest Bank
Tier 1 capital	$48,736	$47,704	$46,749	$45,743	$44,809
Total risk-based capital	54,010	53,238	52,290	51,151	50,158
Average total assets	600,411	648,488	646,115	634,107	611,512
Risk-weighted assets	419,803	441,009	441,598	431,004	426,523

SELECTED QUARTERLY INCOME STATEMENT DATA

    The following table sets forth certain selected income statement data concerning the Company for the periods indicated (in thousands):

	Three Months Ended
	March 31, 2001	December 31, 2000	September 30, 2000	June 30, 2000	March 31, 2000
Interest income:
Loans	$9,428	$9,770	$9,605	$9,063	$8,744
Investment securities available for sale	3,168	4,080	4,108	4,107	4,110
Securities purchased under resale agreements	132	55	47	27	3

Total interest income	12,728	13,905	13,760	13,197	12,857

Interest expense:
Money market checking	113	143	155	167	193
Savings accounts	1,569	1,974	2,074	2,111	2,196
Certificates of deposit	5,139	5,491	5,371	4,493	3,929

Total interest on deposits	6,821	7,608	7,600	6,771	6,318

Securities sold under repurchase agreements	154	388	338	655	641
Borrowings from State of California	282	517	497	474	317
Term borrowings	662	656	450	441	452
Trust preferred securities	404	404	405	404	404

Total interest on borrowings	1,502	1,965	1,690	1,974	1,814

Total interest expense	8,323	9,573	9,290	8,745	8,132

Net interest income	4,405	4,332	4,470	4,452	4,725
Provision for loan losses	40	104	125	125	250

Net interest income after provision for loan losses	4,365	4,228	4,345	4,327	4,475

Non-interest income:
Loan prepayment and late fee income	132	108	87	49	102
Gain on sale of SBA 7(a) loans	161	(2)	114	—	—
Gain on sale of SBA 504 loans and broker fee income	98	—	—	—	—
Loss on sale of investment securities	(12)	(2)	—	—	—
Gain on sale of commercial real estate loan	—	561	—	—	—
Gain on sale of OREO	—	—	—	—	115
Other income	160	143	157	125	156

Total non-interest income	539	808	358	174	373

Non-interest expense:
Salaries and employee benefits	1,601	1,884	1,611	1,414	1,498
Net occupancy expenses	391	344	332	360	386
Communication and data processing	253	236	202	222	220
Advertising and promotion	70	48	56	51	68
FDIC insurance premiums	27	27	26	26	26
Other expenses	252	249	325	275	304

Total operating expenses	2,594	2,788	2,552	2,348	2,502
Credit and collection expenses	—	—	(136)	—	2
OREO expenses	—	—	(6)	(6)	2

Total non-interest expense	2,594	2,788	2,410	2,342	2,506

Income before income taxes	2,310	2,248	2,293	2,159	2,342
Income tax provision	964	939	956	901	976

Net income	$1,346	$1,309	$1,337	$1,258	$1,366

SELECTED QUARTERLY BALANCE SHEET DATA

    The following table sets forth certain selected balance sheet data concerning the Company as of the dates indicated (in thousands):

	March 31, 2001	December 31, 2000	September 30, 2000	June 30, 2000	March 31, 2000
Cash	$2,185	$2,319	$3,271	$2,527	$919
Securities purchased under resale agreements	33,706	3,017	—	4,025	100

Cash and cash equivalents	35,891	5,336	3,271	6,552	1,019

Investment securities available for sale:
U.S. agency callable bonds	83,980	229,180	243,634	243,633	243,633
U.S. agency mortgage-backed securities	63,992	3,800	3,811	3,914	3,983
Corporate debt securities	4,113	4,109	4,105	4,102	4,098

Total amortized cost	152,085	237,089	251,550	251,649	251,714
Unrealized loss	(435)	(2,641)	(8,339)	(10,783)	(11,237)

Total market value	151,650	234,448	243,211	240,866	240,477

Loans:
Commercial real estate loans	376,015	382,596	384,502	371,033	368,397
SBA loans	14,077	16,853	12,397	10,971	8,521
Other loans	569	814	816	2,732	2,117

Gross loans	390,661	400,263	397,715	384,736	379,035
Less: deferred loan costs (fees)	39	22	(408)	(431)	(471)
Less: allowance for loan losses	(7,397)	(7,240)	(7,214)	(7,082)	(6,711)

Net loans	383,303	393,045	390,093	377,223	371,853

Accrued interest receivable and other assets	12,159	15,831	18,283	19,102	18,806
Other real estate owned	—	—	—	—	—

Total assets	$583,003	$648,660	$654,858	$643,743	$632,155

Deposits:
Money market checking	$13,257	$14,414	$14,360	$15,206	$16,589
Savings accounts	142,145	148,347	157,371	163,310	176,478
Certificates of deposit	315,188	336,076	339,451	329,096	280,572

Total deposits	470,590	498,837	511,182	507,612	473,639

Borrowings:
Securities sold under repurchase agreements	—	23,500	24,000	21,000	51,100
Borrowings from State of California	13,000	28,000	33,000	33,000	25,000
Term borrowings	40,000	40,000	30,000	30,000	30,000
Trust preferred securities	17,250	17,250	17,250	17,250	17,250

Total borrowings	70,250	108,750	104,250	101,250	123,350

Accrued interest payable and other liabilities	6,444	7,143	9,958	8,009	9,662

Total liabilities	$547,284	$614,730	$625,390	$616,871	$606,651

Shareholders' equity:
Common stock, at par	$30	$30	$30	$30	$30
Additional paid-in capital	27,777	27,790	27,809	27,816	27,831
Beginning retained earnings	14,542	9,978	9,978	9,978	9,978
Year-to-date earnings	1,346	5,270	3,961	2,624	1,366
Year-to-date dividends	(199)	(706)	(530)	(354)	(179)
Common stock in treasury, at cost	(7,525)	(6,900)	(6,943)	(6,968)	(7,005)

Total realized shareholders' equity	35,971	35,462	34,305	33,126	32,021
Accumulated other comprehensive loss—unrealized loss on investment securities, net	(252)	(1,532)	(4,837)	(6,254)	(6,517)

Total shareholders' equity	$35,719	$33,930	$29,468	$26,872	$25,504

SELECTED QUARTERLY AVERAGE BALANCE SHEET AND SPREAD DATA

    The following table sets forth certain selected average balance sheet and spread data concerning the Company for the periods indicated (dollars in thousands):

	Three Months Ended
	March 31, 2001	December 31, 2000	September 30, 2000	June 30, 2000	March 31, 2000
Average Interest-Earning Assets:
Loans, net of deferred loan fees	$396,319	$399,885	$395,935	$383,876	$371,258
Securities purchased under resale agreements	10,237	3,392	2,879	1,711	228
Investment securities available for sale—at amortized cost:
U.S. agency callable bonds	167,388	241,906	243,634	243,635	243,630
U.S. agency mortgage-backed securities	24,708	3,806	3,841	3,955	3,990
Corporate debt securities	4,111	4,108	4,104	4,100	4,096

Total investment securities	196,207	249,820	251,579	251,690	251,716

Total interest-earning assets	$602,763	$653,097	$650,393	$637,277	$623,202

Average Interest-Bearing Liabilities:
Money market checking	$13,377	$13,545	$14,528	$15,839	$18,130
Savings accounts	145,051	152,970	160,336	167,413	182,593
Certificates of deposit	321,878	337,714	339,594	300,523	276,925

Total deposits	480,306	504,229	514,458	483,775	477,648

Securities sold under repurchase agreements	9,889	22,918	19,698	40,533	41,680
Borrowings from State of California	17,833	32,783	33,000	32,472	22,363
Term borrowings	40,000	38,913	30,000	30,000	30,659
Trust preferred securities	17,250	17,250	17,250	17,250	17,250

Total borrowings	84,972	111,864	99,948	120,255	111,952

Total interest-bearing liabilities	$565,278	$616,093	$614,406	$604,030	$589,600

Yields on Average Interest-Earning Assets:
Loans, net of deferred loan fees	9.65%	9.72%	9.65%	9.50%	9.47%
Securities purchased under resale agreements	5.23%	6.45%	6.49%	6.35%	5.29%
Investment securities available for sale:
U.S. agency callable bonds	6.44%	6.48%	6.48%	6.48%	6.49%
U.S. agency mortgage-backed securities	6.35%	7.04%	6.98%	7.08%	7.02%
Corporate debt securities	8.08%	9.25%	9.06%	8.68%	8.40%

Total investment securities	6.46%	6.53%	6.53%	6.53%	6.53%

Total interest-earning assets	8.56%	8.47%	8.42%	8.33%	8.30%

Rates on Average Interest-Bearing Liabilities:
Money market checking	3.43%	4.20%	4.24%	4.24%	4.28%
Savings accounts	4.39%	5.13%	5.15%	5.07%	4.84%
Certificates of deposit	6.47%	6.47%	6.29%	6.01%	5.71%

Total deposits	5.76%	6.00%	5.88%	5.63%	5.32%

Securities sold under repurchase agreements	6.32%	6.74%	6.83%	6.50%	6.19%
Borrowings from State of California	6.33%	6.17%	5.89%	5.77%	5.61%
Term borrowings	6.62%	6.60%	5.87%	5.82%	5.83%
Trust preferred securities	9.37%	9.37%	9.39%	9.37%	9.37%

Total borrowings	7.08%	6.93%	6.67%	6.54%	6.47%

Total interest-bearing liabilities	5.97%	6.18%	6.02%	5.82%	5.55%

Net Interest Rate Spread	2.59%	2.29%	2.40%	2.51%	2.75%
Net Interest Margin	2.96%	2.64%	2.73%	2.81%	3.05%

RESULTS OF OPERATIONS

Average Balances, Interest Income and Expense, Yields and Rates

    The following table presents the Company's consolidated average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest yields/rates for the periods presented. All average balances are daily average balances (dollars in thousands):

	Three Months Ended March 31,
	2001			2000
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-Earning Assets:
Loans(1)	$396,319	$9,428	9.65%	$371,258	$8,744	9.47%
Securities purchased under resale agreements	10,237	132	5.23%	228	3	5.29%
Investment securities available for sale(2):
U.S. government sponsored agency securities:
Callable bonds	167,388	2,693	6.44%	243,630	3,954	6.49%
Mortgage-backed securities	24,708	392	6.35%	3,990	70	7.02%
Corporate debt securities	4,111	83	8.08%	4,096	86	8.40%

Total investment securities	196,207	3,168	6.46%	251,716	4,110	6.53%

Total interest-earning assets	602,763	12,728	8.56%	623,202	12,857	8.30%

Non-interest-earning assets	13,041			5,822
Less: allowance for loan losses	(7,348)			(6,608)

Total assets	$608,456			$622,416

Interest-Bearing Liabilities:
Money market checking	$13,377	113	3.43%	$18,130	193	4.28%
Savings accounts	145,051	1,569	4.39%	182,593	2,196	4.84%
Certificates of deposit	321,878	5,139	6.47%	276,925	3,929	5.71%

Total deposits	480,306	6,821	5.76%	477,648	6,318	5.32%

Securities sold under repurchase agreements	9,889	154	6.32%	41,680	641	6.19%
Borrowings from State of California	17,833	282	6.33%	22,363	317	5.61%
Term borrowings	40,000	662	6.62%	30,659	452	5.83%
Trust preferred securities	17,250	404	9.37%	17,250	404	9.37%

Total borrowings	84,972	1,502	7.08%	111,952	1,814	6.47%

Total interest-bearing liabilities	565,278	8,323	5.97%	589,600	8,132	5.55%

Non-interest-bearing liabilities	8,589			8,091
Shareholders' equity	34,589			24,725

Total liabilities and shareholders' equity	$608,456			$622,416

Excess of interest-earning assets over interest-bearing liabilities	$37,485			$33,602

Net interest income		$4,405			$4,725

Net interest rate spread(3)			2.59%			2.75%

Net interest margin(4)			2.96%			3.05%

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

Net Changes in Average Balances, Composition, Yields and Rates

    The following table sets forth the composition of average interest-earning assets and average interest-bearing liabilities by category and by the percentage of each category to the total for the periods indicated, including the change in average balance, composition, and yield/rate between these respective periods (dollars in thousands):

	Three Months Ended March 31,
	2001			2000			Increase (Decrease)
	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate
Interest-Earning Assets:
Loans	$396,319	65.7%	9.65%	$371,258	59.6%	9.47%	$25,061	6.1%	0.18%
Securities purchased under resale agreements	10,237	1.7%	5.23%	228	0.0%	5.29%	10,009	1.7%	(0.06)%
Investment securities available for sale:
U.S. government sponsored agency securities:
Callable bonds	167,388	27.8%	6.44%	243,630	39.1%	6.49%	(76,242)	(11.3)%	(0.05)%
Mortgage-backed securities	24,708	4.1%	6.35%	3,990	0.6%	7.02%	20,718	3.5%	(0.67)%
Corporate debt securities	4,111	0.7%	8.08%	4,096	0.7%	8.40%	15	0.0%	(0.32)%

Total investment securities	196,207	32.6%	6.46%	251,716	40.4%	6.53%	(55,509)	(7.8)%	(0.07)%

Total interest-earning assets	$602,763	100.0%	8.56%	$623,202	100.0%	8.30%	$(20,439)		0.26%

Interest-Bearing Liabilities:
Money market checking	$13,377	2.4%	3.43%	$18,130	3.1%	4.28%	$(4,753)	(0.7)%	(0.85)%
Savings accounts	145,051	25.7%	4.39%	182,593	31.0%	4.84%	(37,542)	(5.3)%	(0.45)%
Certificates of deposit	321,878	56.9%	6.47%	276,925	46.9%	5.71%	44,953	10.0%	0.76%

Total deposits	480,306	85.0%	5.76%	477,648	81.0%	5.32%	2,658	4.0%	0.44%

Securities sold under repurchase agreements	9,889	1.7%	6.32%	41,680	7.1%	6.19%	(31,791)	(5.4)%	0.13%
Borrowings from State of California	17,833	3.2%	6.33%	22,363	3.8%	5.61%	(4,530)	(0.6)%	0.72%
Term borrowings	40,000	7.1%	6.62%	30,659	5.2%	5.83%	9,341	1.9%	0.79%
Trust preferred securities	17,250	3.0%	9.37%	17,250	2.9%	9.37%	—	0.1%	0.00%

Total borrowings	84,972	15.0%	7.08%	111,952	19.0%	6.47%	(26,980)	(4.0)%	0.61%

Total interest-bearing liabilities	$565,278	100.0%	5.97%	$589,600	100.0%	5.55%	$(24,322)		0.42%

Excess of interest-earning assets over interest-bearing liabilities	$37,485			$33,602			$3,883
Net interest rate spread			2.59%			2.75%			(0.16)%
Net interest margin			2.96%			3.05%			(0.09)%

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

	Three Months Ended March 31, 2001 vs. 2000
	Increase (Decrease) Due To
	Volume	Rate	Total
Interest Income:
Loans	$534	$150	$684
Securities purchased under resale agreements	129	—	129
Investment securities available for sale:
U.S. government sponsored agency securities:
Callable bonds	(1,231)	(30)	(1,261)
Mortgage-backed securities	329	(7)	322
Corporate debt securities	—	(3)	(3)

Total investment securities	(902)	(40)	(942)

Total interest income	(239)	110	(129)

Interest Expense:
Money market checking	(45)	(35)	(80)
Savings accounts	(432)	(195)	(627)
Certificates of deposit	665	545	1,210

Total deposits	188	315	503

Securities sold under repurchase agreements	(500)	13	(487)
Borrowings from State of California	(70)	35	(35)
Term borrowings	145	65	210
Trust preferred securities	—	—	—

Total borrowings	(425)	113	(312)

Total interest expense	(237)	428	191

Net interest income	$(2)	$(318)	$(320)

Net Interest Income—Three Months Analysis

    Net interest income decreased by $320,000, to $4.4 million, during the three months ended March 31, 2001 compared to the same period in 2000. This decrease was comprised of a $318,000 decrease attributable to changes in interest rates, and a $2,000 decrease attributable to changes in volume. This was primarily due to the reduction in the net interest rate spread of 16 basis points, to 2.59%, and the decrease in interest-earning assets of $20.4 million, to $602.8 million, during the first quarter of 2001 compared to the same period in 2000.

    The reduction in the net interest rate spread was principally due to an increase of 42 basis points, to 5.97%, in the rate paid on average total interest-bearing liabilities, partially offset by an increase of

26 basis points, to 8.56%, in the yield on average total interest-earning assets. The rate paid on average total interest-bearing liabilities increased primarily due to the rising interest rate environment during the first half of 2000. The yield earned on average total interest-earning assets increased principally due to an increase of 18 basis points, to 9.65%, in the yield earned on loans and to a change in the composition of average interest-earning assets to higher yield loans from lower yield investment securities.

  Total Interest Income—Three Months Analysis

    Total interest income decreased by $129,000, to $12.7 million, during the three months ended March 31, 2001 compared to the same period in 2000. This was primarily due to the reduction in average total interest-earning assets, which reduced interest income by $239,000, partially offset by the increase in yield earned on these assets during 2001 compared to 2000, which contributed $110,000 to interest income.

    The reduction in average total interest-earning assets of $20.4 million during the first quarter of 2001 compared to the same period in 2000, was principally due to a decrease in average investment securities of $55.5 million, to $196.2 million, partially offset by an increase of $25.1 million, to $396.3 million, in average loans and an increase of $10.0 million, to $10.2 million, in average securities purchased under resale agreements.

    The decrease in average investment securities of $55.5 million was primarily due to $159.7 million of calls and sales of U.S. government sponsored agency callable bonds (the "callable bonds"), with a weighted average yield of 6.44%, which occurred during the four month period from December of 2000 to March of 2001. This was comprised of issuer calls of $135.2 million, with a weighted average yield of 6.40%, and Company sales of $24.5 million, with a weighted average yield of 6.68%. The issuer calls were attributable to the declining interest rate environment caused by the Federal Reserve's lowering of the federal funds rate in January, March, and April of 2001, as discussed below. The decrease in callable bonds was partially offset by the addition of $60.5 million of U.S. government sponsored agency mortgage-backed securities (the "mortgage-backed securities"), with a weighted average yield of 6.52%, which were purchased in February and March of 2001 with the proceeds from the calls and sales of the callable bonds. The Bank intends to apply for membership in the Federal Home Loan Bank ("FHLB") system during the second quarter of 2001, and these purchased mortgage-backed securities will enable the Bank to meet the FHLB membership test for housing related assets. The result of the calls and sales of callable bonds and purchases of mortgage-backed securities was a net reduction in investment securities of $99.2 million.

    The $159.7 million calls and sales of callable bonds occurred as follows:

  •
  In December of 2000, $14.5 million was sold, with a weighted average yield of 7.40%.
  •
  In January of 2001, $10.0 million was sold, with a weighted average yield of 5.63%.
  •
  In January of 2001, $20.0 million was called by the issuers, with a weighted average yield of 6.83%.
  •
  In February of 2001, $48.8 million was called by the issuers, with a weighted average yield of 6.81%.
  •
  In March of 2001, $66.4 million was called by the issuers, with a weighted average yield of 5.98%.

    The $60.5 million purchases of mortgage-backed securities occurred as follows:

  •
  In February of 2001, $20.6 million was purchased, with a weighted average yield of 6.27%.
  •
  In March of 2001, $39.9 million was purchased, with a weighted average yield of 6.65%.

    The yield on average total interest-earning assets increased by 26 basis points, to 8.56%, during the three months ended March 31, 2001 compared to the same period in 2000, primarily due to a increase of 18 basis points, to 9.65%, in the yield on average loans, and to a change in the composition of average interest-earning assets to higher yield loans from lower yield investment securities. Partially offsetting the increase in the yield on average total interest-earning assets was a decrease of seven basis points, to 6.46%, in the yield on average investment securities.

    Contributing to the increase in the yield on average loans were the increases of 25 basis points on February 2, 2000 and March 21, 2000, to 5.75% and 6.00%, respectively, in the federal funds rate by the Board of Governors of the Federal Reserve System (the "Federal Reserve"), and the additional increase of 50 basis points to 6.50%, which took place on May 16, 2000. The impact of these increases in the federal funds rate caused upward repricing on the Company's variable rate loans, especially those tied to the prime rate. The federal funds rate is the rate at which banks lend to each other in the overnight market. Increases in the federal funds rate generally result in increases of the prime rates offered by major banks, including Bank of America. The Company's prime rate loans are priced at a margin above either Bank of America's prime lending rate or the published Wall Street Journal prime lending rate.

    Partially offsetting this 100 basis point increase in the federal funds rate during 2000 was the overall 150 basis point reduction in this rate made by the Federal Reserve during the first quarter of 2001. The Federal Reserve lowered the federal funds rate by 50 basis points on each of the following dates: January 3, 2001, January 31, 2001, and March 20, 2001, when the federal funds rate stood at 5.00%. Subsequently, on April 18, 2001, the Federal Reserve reduced this rate by another 50 basis points to 4.50%.

    The decrease in the yield on average investment securities of seven basis points, to 6.46%, during the three months ended March 31, 2001 compared to the same period last year, was due reductions of five basis points, 67 basis points, and 32 basis points in the yields on callable bonds, mortgage-backed securities, and corporate debt securities, respectively.

    The decrease of five basis points, to 6.44%, in the yield on fixed rate, callable bonds was primarily due to the impact of higher yielding calls and sales of $93.3 million, with a higher weighted average yield of 6.78%, which occurred from December of 2000 to February of 2001. Partially offsetting this factor was the impact of lower yielding calls of $66.4 million, with a lower weighted average yield of 5.98%, which took place in March of 2001.

    The decrease of 67 basis points, to 6.35%, in the yield on fixed rate, mortgage-backed securities was due to the impact of the addition of $60.5 million of lower yielding mortgage-backed securities, which were purchased during the declining interest rate environment of the first quarter of 2001, with proceeds from the calls and sales of the callable bonds.

    The decrease of 32 basis points, to 8.08%, in the yield on variable rate corporate debt securities was due to the downward repricing of these securities during the declining interest rate environment of the first quarter of 2001.

  Total Interest Expense—Three Months Analysis

    Total interest expense increased by $191,000, to $8.3 million, during the three months ended March 31, 2001 compared to the same period in 2000. This was due to the increase in the interest rate paid on these liabilities, which contributed $428,000 to interest expense, partially offset by the reduction in average interest-bearing liabilities, which reduced interest expense by $237,000.

    The reduction in average total interest-bearing liabilities of $24.3 million during the first quarter of 2001 compared to the same period in 2000, was primarily due to a decrease in average borrowings of $27.0 million, partially offset by an increase in average deposits of $2.7 million. The changes in average borrowings and average deposits resulted in a shift in the mix of average total interest-bearing liabilities to lower rate deposits from higher rate borrowings. The percentage of average deposits to average total interest-bearing liabilities increased to 85.0% during the first quarter of 2001 from 81.0% during the same period last year.

    The increase in average deposits of $2.7 million during the first quarter of 2001 compared to the first quarter of 2000, was principally due to an increase of $45.0 million in higher rate, average certificates of deposit, partially offset by decreases of $37.5 million and $4.8 million in lower rate, average savings and money market checking accounts, respectively. This resulted in a change in the Company's mix of deposits. The percentage of average certificates of deposit to average total deposits increased to 67.0% for the first quarter of 2001 from 58.0% for the first quarter of 2000.

    Deposits increased $34.0 million from $473.6 million at March 31, 2000 to $507.6 million at June 30, 2000, further increased another $3.6 million to $511.2 million at September 30, 2000, then declined $12.3 million to $498.8 million at December 31, 2000, and finally decreased $28.2 million to $470.6 million at March 31, 2001.

    The $34.0 million increase in deposits during the second quarter of 2000 was primarily attributable to the Company's significant increases in certificate of deposit rates in April and May 2000, and to the addition of $16.8 million in brokered deposits.  During this quarter, the Company made a limited increase in May of 2000 in its savings account rates and no changes to money market checking account rates. This strategy was intended to better control total interest costs during a rising interest rate environment as well as to better match fixed rate liabilities with fixed rate assets.

    The $3.6 million increase in deposits during the third quarter occurred despite limited reductions in the Company's two-year and three-year certificates in July of 2000 and one-to-five year certificates in August of 2000. The Company made no changes to its rates on money market checking and savings accounts during this quarter.

    During the second and third quarters of 2000, the balances of higher rate certificate of deposits increased and the balances of lower rate money market checking and savings accounts decreased. The growth in certificates of deposit outpaced the runoff in savings/money market checking accounts during these two quarters and was used to pay down securities sold under repurchase agreements and to fund loans.

    The $12.3 million and $28.2 million decreases in deposits during the fourth quarter of 2000 and first quarter of 2001, respectively, were primarily attributable to the Company's lowering of its deposit rates in anticipation of and in response to the successive 50 basis point reductions in the federal funds rate by the Federal Reserve on January 3, January 31, March 20, and April 18 of 2001. The Company lowered the rates on its certificates of deposit on December 22, 2000 and January 14, 2001, and reduced the rates on its money market checking and savings accounts on January 2, 2001 and February 1, 2001. Subsequent to the first quarter of 2001, the Company continued to lower its certificate of deposit rates on April 2 and April 19 of 2001, and reduced the rates on its money market checking and savings accounts on April 2 and May 1 of 2001.

    During the fourth quarter of 2000 and the first quarter of 2001, the balances of all of the Company's deposit products decreased, including certificates of deposit. The Company funded the $12.3 deposit outflow of the fourth quarter in part with the proceeds of a $10.0 million term borrowing and the proceeds from the sale of $14.5 million of callable bonds.   The $28.2 million deposit run-off of the first quarter of 2001 was funded with the proceeds from the calls and sale of $145.2 million of callable bonds.

    The decrease in average borrowings of $27.0 million during the first quarter of 2001 compared to the first quarter of 2000, was principally due to decreases of $31.8 million and $4.5 million in average securities sold under repurchase agreements and borrowings from the State of California, respectively, partially offset by an increase in average term borrowings of $9.3 million.

    Securities sold under repurchase agreements decreased $30.1 million from $51.1 million at March 31, 2000 to $21.0 million at June 30, 2000, further increased $3.0 million to $24.0 million at September 30, 2000, then declined $0.5 million to $23.5 million at December 31, 2000, and finally decreased $23.5 million to zero at March 31, 2001. The $30.1 million decrease during the second quarter of 2000 was paid down with new deposits. The $23.5 million decrease during the first quarter of 2001 was paid down with the proceeds from the calls and sale of callable bonds.

    Borrowings from the State of California increased $8.0 million from $25.0 million at March 31, 2000, to $33.0 million at June 30, 2000, remained unchanged through the third quarter of 2000, then declined $5.0 million to $28.0 million at December 31, 2000, and finally decreased $15.0 million to $13.0 million at March 31, 2001. The $8.0 million borrowed during the second quarter of 2000 was bearing interest at 5.91% and was used to pay down securities sold under repurchase agreements bearing interest at 6.85%. The $5.0 million decline during the fourth quarter of 2000 was funded with the proceeds from sales of $14.5 million of callable bonds. The $15.0 million decrease during the first quarter of 2001 was paid with the proceeds from the calls and sale of $145.2 million of callable bonds.

    Term borrowings increased $10.0 million from $30.0 million at March 31, 2000 to $40.0 million at March 31, 2001 due to an 18 month, 6.65%, $10.0 million borrowing during the fourth quarter of 2000, which was used to cover deposit run-off.

    The increase in the rate on average total interest-bearing liabilities of 42 basis points during the three months ended March 31, 2001 compared to the same period in 2000, was principally due to the following factors:

  •
  The rate on average deposits increased 44 basis points, to 5.76%.
  •
  The rate on average borrowings increased 61 basis points, to 7.08%.
  •
  The mix of average deposits shifted to higher rate certificates of deposit from lower rate savings/money market checking accounts.

    Partially offsetting the increase in the rate on average total interest-bearing liabilities was the shift in the mix to lower rate deposits from higher rate borrowings.

    The increase in the rate on average deposits of 44 basis points, to 5.76%, during the first quarter of 2001 compared to the same period last year, was primarily due to an increase of 76 basis points, to 6.47%, in the rate on average certificates of deposit, as well as the shift in the mix of average deposits to higher rate certificates of deposit from lower rate money market checking and savings accounts. The increase in the rate on average certificates of deposit was due to the significant rate increases that the Company made in this product during the second quarter of 2000. Partially offsetting the increase in the rate on average deposits were decreases of 85 basis points and 45 basis points in money market checking accounts and savings accounts, respectively, which resulted from rate decreases in these products during the first quarter of 2001. Additionally, the Company made limited certificate of deposit rate decreases during the second half of 2000 and more significant decreases in this product during the first quarter of 2001.

    The increase in the rate on average borrowings of 61 basis points, to 7.08%, during the three months ended March 31, 2001 compared to the same period in 2000, was primarily due to the following factors:

  •
  Interest rates rose during much of 2000 due to the increases in the federal funds rate by the Federal Reserve, as described above. This served to raise the rates on the Company's available borrowing facilities, especially short-term borrowings. The rate on average securities sold under agreements to repurchase increased by 13 basis points, to 6.32% during the three months ended March 31, 2001 compared to the same period in 2000.

  •
  During the second quarter of 2000, a $5.0 million State of California borrowing matured, bearing interest at 5.18%, and was replaced by a State of California borrowing bearing interest at 5.87%.
  •
  During the third quarter of 2000, $18.0 million in State of California borrowings matured, bearing interest at a weighted average rate of 5.87%, and were replaced by State of California borrowings bearing interest at a weighted average rate of 6.21%.
  •
  During the third quarter of 2000, a $20.0 million callable term borrowing, bearing interest at 5.75%, was called by the lender and replaced by a two-year term borrowing bearing interest at 6.62%.
  •
  During the fourth quarter of 2000, a $10.0 million callable term borrowing, bearing interest at 5.95%, was called by the lender and replaced by a two-year term borrowing bearing interest at 6.61%.
  •
  During the fourth quarter of 2000, $23.0 million in State of California borrowings matured, bearing interest at a weighted average rate of 5.87%, and were replaced by State of California borrowings bearing interest at a weighted average rate of 6.27%.
  •
  During the fourth quarter of 2000, a $5.0 million State of California borrowing matured, bearing interest at a lower rate of 5.98%, and was paid off by the Company.

    Partially offsetting the increase in the rate on average borrowing were the following items:

  •
  During the first quarter of 2001, $15.0 million in State of California borrowings matured, bearing interest at a higher weighted average rate of 6.31%, and was paid off by the Company.
  •
  During the first quarter of 2001, the $23.5 million balance at December 31, 2000 of securities sold under repurchase agreements was paid off by the Company. These borrowings had a weighted average rate of 6.61% at December 31, 2000.

Provision for Loan Losses

    During the three months ended March 31, 2001, the Company decreased its provision for loan losses by $210,000, to $40,000, compared to the same period in 2000. The Company uses the provision for loan losses to establish the allowance for loan losses based on management's evaluation of the risk inherent in the loan portfolio. See "Financial Condition—Allowance for Loan Losses."

Non-interest Income

    The following table sets forth certain information with respect to the Company's non-interest income for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	Amounts		Increase (Decrease)
	2001	2000	$	%
Loan prepayment and late fee income	$132	$102	$30	29.4%
Gain on sale of SBA 7(a) loans	161	—	161	100.0%
Gain on sale of SBA 504 loans and broker fee income	98	—	98	100.0%
Loss on sale of investment securities	(12)	—	(12)	(100.0)%
Gain on sale of other real estate owned	—	115	(115)	(100.0)%
Other income	160	156	4	2.6%

Total non-interest income	$539	$373	$166	44.5%

    Non-interest income for the three months ended March 31, 2001 increased by $166,000, to $539,000, compared to the same period in 2000. This was primarily due to the gain on sale of SBA 7(a) loans of $161,000 and the gain on sale of SBA 504 loans and broker fee income of $98,000.

Non-interest Expense

    The following table sets forth certain information with respect to the Company's non-interest expense for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	Amounts		Increase (Decrease)
	2001	2000	$	%
Salaries and employee benefits	$1,601	$1,498	$103	6.9%
Net occupancy expenses	391	386	5	1.3%
Communication and data processing	253	220	33	15.0%
Advertising and promotion	70	68	2	2.9%
FDIC insurance premiums	27	26	1	3.8%
Credit and collection expenses	—	2	(2)	(100.0)%
Other real estate owned expenses	—	2	(2)	(100.0)%
Other expenses	252	304	(52)	(17.1)%

Total non-interest expense	$2,594	$2,506	$88	3.5%

    Non-interest expense for the three months ended March 31, 2001 increased by $88,000, to $2.6 million, compared to the same period in 2000. This was primarily due to increases of $103,000 and $33,000 in salaries and employee benefits and communication and data processing, respectively, partially offset by a decrease in other expenses of $52,000.

    Salaries and employee benefits for the three months ended March 31, 2001 increased by $103,000 to $1.6 million, as compared to the same period in 2000. The increase was primarily due to the following factors:

  •
  In January of 2001, employee base salaries increased by approximately 4%.
  •
  In June of 2000, the Company hired a commercial marketing representative in Laguna Hills, California to handle lending in Orange County and the Inland Empire.
  •
  During the last seven months of 2000, the Company hired one Senior Vice President, four Vice Presidents, and four other personnel in San Diego to expand the Company's SBA lending capabilities in that area.

    Partially offsetting the increases in salaries and employee benefits was the closure during the first quarter of 2000 of the Company's secondary market loan sales office in Orange County, California, which was staffed with six employees.

FINANCIAL CONDITION

Balance Sheet Analysis

    The following table presents condensed balance sheets as of the dates indicated and the dollar and percentage changes between the periods (in thousands):

			Increase (Decrease)
	March 31, 2001	December 31, 2000
			$	%
Assets
Cash and cash equivalents	$35,891	$5,336	$30,555	572.6%
Investment securities available for sale, at market	151,650	234,448	(82,798)	(35.3)%
Net loans	383,303	393,045	(9,742)	(2.5)%
Other assets	12,159	15,831	(3,672)	(23.2)%

Total assets	$583,003	$648,660	$(65,657)	(10.1)%

Liabilities
Money market checking	$13,257	$14,414	$(1,157)	(8.0)%
Savings accounts	142,145	148,347	(6,202)	(4.2)%
Certificates of deposit	315,188	336,076	(20,888)	(6.2)%

Total deposits	470,590	498,837	(28,247)	(5.7)%

Securities sold under repurchase agreements	—	23,500	(23,500)	(100.0)%
Borrowings from State of California	13,000	28,000	(15,000)	(53.6)%
Term borrowings	40,000	40,000	—	0.0%
Trust preferred securities	17,250	17,250	—	0.0%

Total borrowings	70,250	108,750	(38,500)	(35.4)%

Total interest-bearing liabilities	540,840	607,587	(66,747)	(11.0)%
Other liabilities	6,444	7,143	(699)	(9.8)%

Total liabilities	547,284	614,730	(67,446)	(11.0)%

Shareholders' Equity
Common stock, at par	30	30	—	0.0%
Additional paid-in capital	27,777	27,790	(13)	(0.0)%
Retained earnings	15,689	14,542	1,147	7.9%
Accumulated other comprehensive loss	(252)	(1,532)	1,280	(83.6)%
Common stock in treasury, at cost	(7,525)	(6,900)	(625)	9.1%

Total shareholders' equity	35,719	33,930	1,789	5.3%

Total liabilities and shareholders' equity	$583,003	$648,660	$(65,657)	(10.1)%

    Total assets decreased by $65.7 million, to $583.0 million, during the three months ended March 31, 2001, primarily due to a $82.8 million decrease in investment securities and a $9.7 million decrease in net loans, partially offset by a $30.6 million increase in cash and cash equivalents. The decrease in investment securities was primarily due to $135.2 million of issuer calls of U.S. government sponsored agency callable bonds, with a weighted average yield of 6.40%, as well as a Company sale of $10.0 million of such callable bonds, with a weighted average yield of 5.63%. This was partially offset by the purchase of $60.5 million of U.S. government sponsored agency mortgage-backed securities, with a weighted average yield of 6.52%. As previously mentioned, the Company intends to apply for FHLB membership during the second quarter of 2001, and these purchased mortgage-backed securities will enable the Bank to meet the FHLB membership test for housing related assets. The decrease in net loans was principally due to $12.8 million of principal payments, $2.6 million in sales of SBA guaranteed 7(a) loans, and $1.2 million in sales of SBA 504 loans, partially offset by lower than normal originations of $6.9 million. The Company anticipates a substantial increase in loan originations during the second quarter of 2001. The increase in cash and cash equivalents was attributable to the proceeds from the above mentioned calls and sale of U.S. government sponsored agency callable bonds.

    Total liabilities decreased by $67.4 million, to $547.3 million, during the three months ended March 31, 2001, primarily due to decreases of $28.2 million and $38.5 million in deposits and borrowings, respectively. This resulted in a shift in the mix of total interest-bearing liabilities to lower rate deposits from higher rate borrowings and helped to decrease interest expense for the first three months of 2001. Deposits as a percentage of total interest-bearing liabilities increased to 87.0% at March 31, 2001 from 82.1% at December 31, 2000.

    The $28.2 million decrease in deposits during the first three months of 2001 was comprised of decreases of $20.9 million, $6.2 million, and $1.1 million in certificates of deposit, savings accounts, and money market checking accounts, respectively. The decrease in deposits was primarily attributable to the Company's lowering of its deposit rates in anticipation of and in response to the successive 50 basis point reductions in the federal funds rate by the Federal Reserve on January 3, January 31, and March 20 of 2001.   The Company reduced the rates on its money market checking and savings accounts on January 2, 2001 and February 1, 2001, and decreased its certificate of deposit rates on January 14, 2001. Subsequent to the first quarter of 2001, the Company continued to lower its certificate of deposit rates on April 2 and April 19 of 2001, and reduced the rates on its money market checking and savings accounts on April 2 and May 1 of 2001. The decrease in deposits was funded primarily with the proceeds from the calls and sale of U.S. government sponsored agency callable bonds.

    The $38.5 million decrease in borrowings during the first three months of 2001 was comprised of decreases of $23.5 million and $15.0 million in securities sold under repurchase agreements and borrowings from the State of California, respectively. The reduction in borrowings was funded primarily with the proceeds from the calls and sale of U.S. government sponsored agency callable bonds.

    Shareholders' equity increased by $1.8 million, to $35.7 million, during the three months ended March 31, 2001. Changes to shareholders' equity were due to the following factors:

  •
  The Company recorded $1.3 million of net income for the first three months of 2001.

  •
  The Company declared and paid cash dividends of $199,000 for the first three months of 2001.

  •
  Accumulated other comprehensive loss decreased by $1.3 million during the first three months of 2001 primarily due to the calls and sale of the Company's U.S. government sponsored agency callable bonds available for sale, as well as an increase in market value of the Company's investment securities available for sale.

  •
  Common stock in treasury increased by $625,000 during the first three months of 2001, primarily due to the $724,000 purchase of 39,000 shares of the Company's common stock under its stock repurchase plan. Partially offsetting this increase and thereby reducing the number of treasury shares was the issuance of 6,697 shares of common stock in treasury, at an aggregate cost of $99,000, under the Company's employee stock purchase plan, non-employee directors stock purchase plan, and employee stock option plan.

Allowance for Loan Losses

    The allowance for loan losses increased by $157,000, to $7.4 million, during the three months ended March 31, 2001, primarily due to $40,000 recorded in provision for loan losses and recoveries of $117,000.  The calculation of the adequacy of the allowance for loan losses is based on a variety of factors, including growth in the Company's loan portfolio, the adequacy of collateral securing the loans in the loan portfolio, current delinquency trends, historical loan loss experience, regional real estate economic conditions, and overall economic trends impacting the Company's real estate lending portfolio. As of March 31, 2001, commercial real estate loans comprised 96.3% of the Company's gross loan portfolio. The allowance for loan losses as a percentage of loans increased to 1.89% at March 31, 2001, from 1.81% at December 31, 2000, due to the increase in the allowance and a $9.6 million decrease in gross loans. The decrease in gross loans was primarily due to principal payments of $12.8 million and SBA loan sales of $3.8 million, partially offset by lower than normal originations of $6.9 million. The Company anticipates a substantial increase in loan originations during the second quarter of 2001.

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

    The following table sets forth certain information with respect to the Company's allowance for loan losses for the periods indicated (dollars in thousands):

	Three Months Ended March 31, 2001	Twelve Months Ended December 31, 2000
Allowance at beginning of period	$7,240	$6,450
Provision for loan losses	40	604
Net (charge-offs) recoveries:
Charge-offs	—	(123)
Recoveries	117	309

Total net (charge-offs) recoveries	117	186

Allowance at end of period	$7,397	$7,240

Allowance to total loans	1.89%	1.81%
Allowance to non-accrual loans	832.06%	—

NON-PERFORMING ASSETS

    The following table sets forth non-accrual loans and OREO as of the dates indicated (dollars in thousands):

	March 31, 2001	December 31, 2000
Non-accrual loans	$889	$—
Other real estate owned (OREO)	—	—

Total non-performing assets	$889	$—

Non-accrual loans to total loans	0.23%	—
Total non-performing assets to total assets	0.15%	—

    During the three months ended March 31, 2001, two loans totaling $889,000 transferred to non-accrual status from accrual status, and were comprised of an $859,000 commercial real estate loan and a $30,000 SBA guaranteed 7(a) loan, for which the Company expects to receive payment of full principal and 120 days of accrued interest from the SBA.

LIQUIDITY

    The Company's primary sources of funds are deposits, borrowings, and payments of principal and interest on loans and investment securities. While maturities and scheduled principal amortization on loans are a reasonably predictable source of funds, deposit flows and mortgage loan prepayments are greatly influenced by the level of interest rates, economic conditions, and competition. As a measure of protection against these uncertainties, the Company maintains borrowing relationships with several brokers, whereby the Company is able to borrow funds that are secured by pledging specific amounts of certain U.S. government sponsored agency securities. The Company is generally able to borrow up to 98% of the market value of these securities. As of March 31, 2001, the market values of U.S. government sponsored agency securities that were available for collateral purposes totaled $88.6 million.

    The Bank also has a fixed rate borrowing facility with the State of California Treasurer's Office under which the Bank can borrow an amount not to exceed its unconsolidated total shareholder's equity. Borrowing maturity dates under this program cannot exceed one year. As of March 31, 2001, the Bank's unconsolidated total shareholder's equity was $48.5 million and the Bank's outstanding borrowings from the State of California totaled $13.0 million.

DIVIDENDS

    As a Delaware corporation, Pacific Crest may pay common dividends out of surplus or, if there is no surplus, from net profits for the current and preceding fiscal year. Pacific Crest, on an unconsolidated basis, had approximately $3.4 million in cash and investments less current liabilities and short-term debt at March 31, 2001. However, these funds are necessary to pay future operating expenses of Pacific Crest, service all outstanding debt, including the $17.25 million junior subordinated debentures payable to PCC Capital, and fund possible future capital infusions into the Bank. Without dividends from the Bank, Pacific Crest must rely solely on existing cash, investments, and the ability to secure borrowings. During the first quarter of 2001, the Company declared and paid cash dividends of $0.08 per common share for a total of $199,000. The Company anticipates that it will continue to declare and pay quarterly dividends during the remainder of 2001.

    The Bank's ability to pay dividends to Pacific Crest is restricted by California state law, which requires that sufficient retained earnings be available to pay the dividend. During the first quarter of 2001, the Bank declared and paid $600,000 in cash dividends to Pacific Crest. At March 31, 2001, the Bank had retained earnings of $19.0 million available for dividend payments. The Bank anticipates that it will continue to declare and pay quarterly dividends to Pacific Crest during 2001.

CAPITAL RESOURCES

    The Company's objective is to maintain a level of capital that will support sustained asset growth, provide for anticipated credit risks, and ensure that regulatory guidelines and industry standards are met. Pacific Crest and the Bank are subject to certain minimum capital adequacy and minimum well capitalized category guidelines adopted by the Federal Reserve and the FDIC. These guidelines relate primarily to the leverage ratio, the Tier 1 risk-based capital ratio, and the total risk-based capital ratio. The minimum well capitalized required ratios are 5.00% leverage, 6.00% Tier 1 risk-based capital, and 10.00% total risk-based capital. The minimum capital adequacy required ratios are 4.00% leverage, 4.00% Tier 1 risk-based capital, and 8.00% total risk-based capital. At March 31, 2001, Pacific Crest and the Bank were in compliance with all such capital requirements.

    The following table presents the regulatory ratios of Pacific Crest and the Bank as of the dates indicated:

Actual	Leverage Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio
March 31, 2001
Pacific Crest Capital, Inc.	7.87%	11.36%	13.87%
Pacific Crest Bank	8.12%	11.61%	12.87%
December 31, 2000
Pacific Crest Capital, Inc.	7.16%	10.63%	13.11%
Pacific Crest Bank	7.36%	10.82%	12.07%
Requirements
Minimum Well Capitalized	5.00%	6.00%	10.00%
Minimum Capital Adequacy	4.00%	4.00%	8.00%

    The increase in the capital ratios from December 31, 2000 to March 31, 2001 was primarily due to the decrease in total assets of $65.7 million during the first quarter of 2001, which was principally due to the calls and sale of $145.2 million of callable bonds.

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

    The following table presents information on interest-sensitive assets and liabilities expected to mature/reprice within one year as of the dates indicated (in thousands):

	March 31, 2001	December 31, 2000
Total interest-sensitive assets expected to mature/reprice within one year ("one-year assets")	$344,472	$442,686
Total interest-sensitive liabilities expected to mature/reprice within one year ("one-year liaiblities")	407,055	466,415

Excess of one-year interest-sensitive liabilities over assets	$(62,583)	$(23,729)

    The excess of one-year interest-sensitive liabilities over assets increased $38.8 million during the first quarter of 2001, principally due to a decrease in one-year assets of $98.2 million, partially offset by a decrease in one-year liabilities of $59.4 million.

    Total one-year assets decreased $98.2 million during the first quarter of 2001, primarily due to the calls and sale of $145.2 million of fixed rate callable bonds, which were reported in the one-year category at December 31, 2000, due to the lowering of the federal funds rate by the Federal Reserve in January 2001, and thus the likelihood that these securities would be called. The proceeds from these calls and sale were partially re-invested into long-term fixed rate mortgage-backed securities. Partially offsetting the decrease in these one-year callable bonds was an increase of $30.7 million in securities purchased under resale agreements, attributable to the partial re-investment of proceeds from the calls and sale of callable bonds, as well as to an increase of $14.1 million in loans in the one year category.

    Total one-year liabilities decreased $59.4 million during the first quarter of 2001, primarily due to decreases of $23.5 million, $15.0 million and $13.5 million in securities sold under repurchase agreements, borrowings from the State of California and certificates of deposit in the one year category, respectively. The reductions in these categories were funded with proceeds from the calls and sale of callable bonds.

    The table below provides information about the Company's balance sheet non-derivative financial instruments at March 31, 2001 that are sensitive to changes in interest rates. For all financial instruments, the table presents the outstanding principal balance and the weighted average interest yield/rate of the instruments by either the date that the instrument can be repriced, for variable rate financial instruments, or the expected maturity date, for fixed rate financial instruments (dollars in thousands):

	Expected maturity date or repricing date
March 31, 2001	Within 6 Months	Over 6 to 12 Months	Over 12 to 18 Months	Over 18 to 24 Months	Over 24 Months	Total	Estimated Fair Value
Interest-Sensitive Assets:
Securities purchased under resale agreements(1)	$33,706	$—	$—	$—	$—	$33,706	$33,706
average yield (variable rate)	4.93%	—	—	—	—	4.93%
U.S. government sponsored agency callable bonds available for sale(2)	84,009	—	—	—	—	84,009	84,009
average yield (fixed rate)	6.55%	—	—	—	—	6.55%
U.S. government sponsored agency mortgage-backed securities available for sale(2)	—	—	—	—	64,071	64,071	64,071
average yield (fixed rate)	—	—	—	—	6.55%	6.55%
Corporate debt securities available for sale(2)	3,570	—	—	—	—	3,570	3,570
average yield (variable rate)	7.54%	—	—	—	—	7.54%
Loans, gross(3)	176,810	46,377	31,441	13,003	123,030	390,661	394,568
average yield	10.48%	8.56%	8.47%	8.94%	8.54%	9.43%

Total interest-sensitive assets	$298,095	$46,377	$31,441	$13,003	$187,101	$576,017	$579,924

Interest-Sensitive Liabilities:
Money market checking(1)	$13,257	$—	$—	$—	$—	$13,257	$13,257
average rates (variable rate)	3.27%	—	—	—	—	3.27%
Savings accounts(1)	142,145	—	—	—	—	142,145	142,145
average rates (variable rate)	4.60%	—	—	—	—	4.60%
Certificates of deposit(4)	171,421	67,232	48,315	6,830	21,390	315,188	318,340
average rates (fixed rate)	6.34%	6.44%	6.88%	6.37%	6.19%	6.43%
Securities sold under repurchase agreements(1)	—	—	—	—	—	—	—
average rates (variable rate)	—	—	—	—	—	—
Borrowings from State of California(5)	13,000	—	—	—	—	13,000	13,016
average rate (fixed rate)	6.30%	—	—	—	—	6.30%
Term borrowings(5)	—	—	30,000	10,000	—	40,000	41,027
average rates (fixed rate)	—	—	6.63%	6.61%	—	6.63%
Trust preferred securities(2)	—	—	—	—	17,250	17,250	16,388
average rates (fixed rate)	—	—	—	—	9.38%	9.38%

Total interest-sensitive liabilities	$339,823	$67,232	$78,315	$16,830	$38,640	$540,840	$544,173

    The Company has assumed for this table that its callable bonds mature/reprice at the initial call date, due to the significant lowering of the federal funds rate by the Federal Reserve during the first quarter of 2001 (i.e. 100 basis points in January of 2001 and 50 basis points in March of 2001), and thus the likelihood that these securities will be called.

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

PART II—OTHER INFORMATION

ITEM 1.  Legal Proceedings

    None.

ITEM 2.  Changes in Securities

    None.

ITEM 3.  Defaults upon Senior Securities

    None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

    None.

ITEM 5.  Other Information

    None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits
None.
(b)	Reports on Form 8-K
The Company filed no reports on Form 8-K during the quarter ended March 31, 2001.

SIGNATURES

    Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pacific Crest Capital, Inc.
Date:	May 14, 2001	/s/ GARY WEHRLE Gary Wehrle President and Chief Executive Officer
Date:	May 14, 2001	/s/ ROBERT J. DENNEN Robert J. Dennen Senior Vice President, Chief Financial Officer Corporate Secretary