Form 10-Q
period 2001-06-30
PACIFIC CREST CAPITAL INC
filed 2001-08-14
CIK 912048

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of July 23, 2001, the number of shares outstanding of the registrant's $ .01 par value Common Stock was 2,468,969.

9.375% Cumulative Trust Preferred Securities of PCC Capital I

Guarantee of Pacific Crest Capital, Inc. with respect to the
9.375% Cumulative Trust Preferred Securities of PCC Capital I

PACIFIC CREST CAPITAL, INC.

JUNE 30, 2001 FORM 10-Q

TABLE OF CONTENTS

PACIFIC CREST CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	June 30, 2001	December 31, 2000
	(Unaudited)	(Audited)
Assets
Cash	$4,943	$2,319
Securities purchased under resale agreements	4,990	3,017

Cash and cash equivalents	9,933	5,336

Investment securities available for sale, at market	141,353	234,448
Loans:
Commercial real estate loans	382,292	382,596
SBA loans held for investment	9,933	5,949
SBA loans held for sale, at lower of cost or market	5,779	10,904
Other loans	959	814

Gross loans	398,963	400,263
Deferred loan (fees) costs	(24)	22
Allowance for loan losses	(7,414)	(7,240)

Net loans	391,525	393,045

Deferred income taxes, net	5,300	6,235
Accrued interest receivable	4,064	6,582
Prepaid expenses and other assets	2,506	1,702
Premises and equipment	1,244	1,312
Other real estate owned	—	—

Total assets	$555,925	$648,660

Liabilities
Deposits:
Money market checking	$13,826	$14,414
Savings accounts	138,541	148,347
Certificates of deposit	271,916	336,076

Total deposits	424,283	498,837

Borrowings:
Securities sold under repurchase agreements	—	23,500
Borrowings from State of California	30,000	28,000
Term borrowings	40,000	40,000
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures ("Trust preferred securities")	17,250	17,250

Total borrowings	87,250	108,750

Total interest-bearing liabilities	511,533	607,587
Accrued interest payable and other liabilities	7,838	7,143

Total liabilities	519,371	614,730

Shareholders' Equity
Common stock, $.01 par value (10,000,000 shares authorized, 2,986,530 shares issued at June 30, 2001 and December 31, 2000)	30	30
Additional paid-in capital	27,779	27,790
Retained earnings	16,843	14,542
Accumulated other comprehensive loss	(286)	(1,532)
Common stock in treasury, at cost (518,213 shares at June 30, 2001 and 471,110 shares at December 31, 2000)	(7,812)	(6,900)

Total shareholders' equity	36,554	33,930

Total liabilities and shareholders' equity	$555,925	$648,660

Tangible book value per common share	$14.81	$13.49

See accompanying Notes to Consolidated Financial Statements.

PACIFIC CREST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Interest income:
Loans	$9,338	$9,063	$18,766	$17,807
Securities purchased under resale agreements	85	27	217	30
Investment securities available for sale	2,323	4,107	5,491	8,217

Total interest income	11,746	13,197	24,474	26,054

Interest expense:
Deposits:
Money market checking	107	167	220	360
Savings accounts	1,288	2,111	2,857	4,307
Certificates of deposit	4,593	4,493	9,732	8,422

Total interest on deposits	5,988	6,771	12,809	13,089

Borrowings:
Securities sold under repurchase agreements	28	655	182	1,296
Borrowings from State of California	134	474	416	791
Term borrowings	670	441	1,332	893
Trust preferred securities	405	404	809	808

Total interest on borrowings	1,237	1,974	2,739	3,788

Total interest expense	7,225	8,745	15,548	16,877

Net interest income	4,521	4,452	8,926	9,177
Provision for loan losses	40	125	80	375

Net interest income after provision for loan losses	4,481	4,327	8,846	8,802

Non-interest income:
Loan prepayment and late fee income	78	49	210	151
Gain on sale of SBA 7(a) loans	149	—	310	—
Gain on sale of SBA 504 loans and broker fee income	131	—	229	—
Gain (loss) on sale of investment securities	1	—	(11)	—
Gain on sale of other real estate owned	—	—	—	115
Other income	200	125	360	281

Total non-interest income	559	174	1,098	547

Non-interest expense:
Salaries and employee benefits	1,654	1,414	3,255	2,912
Net occupancy expenses	411	360	802	746
Communication and data processing	262	222	515	442
Advertising and promotion	52	51	122	119
FDIC insurance premiums	25	26	52	52
Credit and collection expenses	—	—	—	2
Other real estate owned expenses	—	(6)	—	(4)
Other expenses	312	275	564	579

Total non-interest expense	2,716	2,342	5,310	4,848

Income before income taxes	2,324	2,159	4,634	4,501
Income tax provision	971	901	1,935	1,877

Net income	$1,353	$1,258	$2,699	$2,624

Earnings per common share:
Basic	$0.55	$0.50	$1.08	$1.03
Diluted	$0.51	$0.48	$1.01	$1.00

See accompanying Notes to Consolidated Financial Statements.

PACIFIC CREST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(dollars and shares in thousands)

			Common Stock in Treasury
	Common Stock						Accumulated Other Comprehensive Loss
					Additional Paid-in Capital	Retained Earnings		Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 1999	2,986	$30	(385)	$(5,989)	$27,885	$9,978	$(6,355)	$25,549
Comprehensive income:
Net income	—	—	—	—	—	2,624	—	2,624
Unrealized gain on investment securities available for sale, net of income taxes	—	—	—	—	—	—	101	101

Total comprehensive income								2,725
Issuances of common stock in treasury:
Employee stock purchase plan	—	—	4	55	(14)	—	—	41
Non-employee directors' stock purchase plan	—	—	2	32	(7)	—	—	25
Employee stock option plan	—	—	5	83	(48)	—	—	35
Purchase of common stock in treasury	—	—	(102)	(1,149)	—	—	—	(1,149)
Cash dividends paid ($0.14 per share)	—	—	—	—	—	(354)	—	(354)

Balances at June 30, 2000	2,986	$30	(476)	$(6,968)	$27,816	$12,248	$(6,254)	$26,872

Balances at December 31, 2000	2,986	$30	(471)	$(6,900)	$27,790	$14,542	$(1,532)	$33,930
Comprehensive income:
Net income	—	—	—	—	—	2,699	—	2,699
Unrealized gain on investment securities available for sale, net of income taxes	—	—	—	—	—	—	1,246	1,246

Total comprehensive income								3,945
Issuances of common stock in treasury:
Employee stock purchase plan	—	—	4	62	(7)	—	—	55
Non-employee directors' stock purchase plan	—	—	1	22	3	—	—	25
Employee stock option plan	—	—	2	25	(7)	—	—	18
Purchase of common stock in treasury	—	—	(54)	(1,021)	—	—	—	(1,021)
Cash dividends paid ($0.16 per share)	—	—	—	—	—	(398)	—	(398)

Balances at June 30, 2001	2,986	$30	(518)	$(7,812)	$27,779	$16,843	$(286)	$36,554

See accompanying Notes to Consolidated Financial Statements.

PACIFIC CREST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2001	2000
Operating activities:
Net income	$2,699	$2,624
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	80	375
Gain on sale of SBA 7(a) loans	(310)	—
Gain on sale of SBA 504 loans	(136)	—
Loss on sale of investment securities	11	—
Gain on sale of other real estate owned	—	(115)
Depreciation and amortization of premises and equipment	199	165
Accretion of deferred loan fees	(30)	(152)
Accretion of premium (discount) on investment securities	108	(14)
Deferred income tax expense (benefit)	33	(1,208)
Changes in operating assets and liabilities:
Accrued interest receivable	2,518	(131)
Prepaid expenses and other assets	(804)	558
Accrued interest payable and other liabilities	695	2,432

Net cash provided by operating activities	5,063	4,534

Investing activities:
Purchases of mortgage-backed securities	(82,499)	—
Proceeds from calls and sales of callable bonds	150,188	—
Proceeds from sales of mortgage-backed securities	23,734	—
Principal payments on mortgage-backed securities	3,701	82
Loan originations	(35,252)	(40,822)
Proceeds from sales of SBA 7(a) loans	5,748	—
Proceeds from sales of SBA 504 loans	2,557	—
Principal payments on loans	28,863	22,918
Proceeds from sales of other real estate owned	—	75
Purchases of premises and equipment, net	(131)	(344)

Net cash provided by (used in) investing activities	96,909	(18,091)

Financing activities:
Net decrease in money market checking	(588)	(3,577)
Net decrease in savings accounts	(9,806)	(33,058)
Net (decrease) increase in certificates of deposit	(64,160)	59,863
Net decrease in securities sold under repurchase agreements	(23,500)	(9,500)
Net increase in borrowings from State of California	2,000	13,000
Net decrease in term borrowings	—	(10,000)
Purchase of common stock in treasury, at cost	(1,021)	(1,149)
Cash dividends paid	(398)	(354)
Proceeds from exercise of stock options	18	35
Proceeds from employees and directors stock purchase plans	80	66

Net cash (used in) provided by financing activities	(97,375)	15,326

Net increase in cash and cash equivalents	4,597	1,769
Cash and cash equivalents at beginning of period	5,336	4,783

Cash and cash equivalents at end of period	$9,933	$6,552

See accompanying Notes to Consolidated Financial Statements.

PACIFIC CREST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

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

    In the opinion of management, all adjustments have been included, including normal recurring adjustments necessary to present fairly the financial position of the Company and the results of its operations for the interim period ended June 30, 2001. The results of operations for interim periods are not necessarily indicative of results for the full year.

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

		Gross Unrealized
	Amortized Cost			Estimated Fair Value	Weighted Average Yield
		Gains	Losses
June 30, 2001
Investment securities available for sale:
U.S. government sponsored agency securities:
Callable bonds	$78,981	$346	$(136)	$79,191	6.55%
Mortgage-backed securities	58,748	67	(235)	58,580	6.56%
Corporate debt securities	4,117	—	(535)	3,582	6.26%

Total investment securities	$141,846	$413	$(906)	$141,353	6.55%

December 31, 2000
Investment securities available for sale:
U.S. government sponsored agency securities:
Callable bonds	$229,180	$—	$(2,074)	$227,106	6.42%
Mortgage-backed securities	3,800	25	(26)	3,799	7.13%
Corporate debt securities	4,109	—	(566)	3,543	8.88%

Total investment securities	$237,089	25	$(2,666)	$234,448	6.48%

    The Company's investment securities portfolio at June 30, 2001 consisted of fixed rate investments in U.S. government sponsored agency callable bonds and mortgage-backed securities issued by Fannie Mae, Freddie Mac, the Federal Home Loan Bank and the Government National Mortgage Association, as well as variable rate investments in investment grade corporate debt securities. The callable bonds have call features that allow the issuer to retire (call) an individual security prior to that security's stated maturity date. As of June 30, 2001, all of the callable bonds had various call dates within the month of July, 2001.

    The following table reflects the scheduled maturities of the Company's investment securities portfolio at June 30, 2001 (dollars in thousands):

	Amortized Cost	Estimated Fair Value	Weighted Average Yield
Due after five years through ten years	$78,981	$79,191	6.55%
Due after ten years	62,865	62,162	6.54%

Total investment securities	$141,846	$141,353	6.55%

    U.S. government sponsored agency securities with market values totaling $83.1 million and $109.9 million were pledged to secure borrowings aggregating $70.0 million and $91.5 million at June 30, 2001 and December 31, 2000, respectively.

Note 3. SBA Loans Held for Sale

    The table below presents the Company's SBA loans held for sale as of the dates indicated (in thousands):

	June 30, 2001	December 31, 2000
SBA guaranteed 7(a) loans	$4,779	$8,771
SBA 504 loans	1,000	2,133

Total SBA loans held for sale	$5,779	$10,904

Note 4. Borrowings from State of California

    The Bank has a fixed rate borrowing facility with the State of California Treasurer's Office under which the Bank can borrow an amount not to exceed its unconsolidated total shareholder's equity. Borrowing maturity dates under this program cannot exceed one year. The State of California requires collateral with a market value equal to at least 110% of the outstanding borrowing amount. The Bank has pledged specific amounts of certain U.S. government sponsored agency securities to meet this collateral requirement. As of June 30, 2001, the Bank's unconsolidated total shareholder's equity was $49.3 million, and the Bank's outstanding borrowings from the State of California totaled $30.0 million.

    The table below describes the attributes of the Bank's borrowings from the State of California as of the dates indicated (dollars in thousands):

	June 30, 2001
Borrowing Date
	Amount	Rate	Maturity Date
May 2001	$10,000	3.65%	August 2001
June 2001	5,000	3.69%	August 2001
June 2001	4,000	3.69%	August 2001
June 2001	11,000	3.54%	September 2001

Total State of California borrowings	$30,000	3.62%

	December 31, 2000
Borrowing Date
	Amount	Rate	Maturity Date
October 2000	$10,000	6.24%	January 2001
August 2000	5,000	6.43%	February 2001
October 2000	8,000	6.33%	April 2001
December 2000	5,000	6.24%	June 2001

Total State of California borrowings	$28,000	6.30%

Note 5. Term Borrowings

    The Company had fixed rate, long-term borrowings through one broker at June 30, 2001 and December 31, 2000. This debt is secured by pledging specific amounts of certain U.S. government sponsored agency securities.

    The tables below reflect the attributes of the Company's term borrowings as of the dates indicated (dollars in thousands):

	June 30, 2001
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

Note 6. Computation of Tangible Book Value Per Common Share

    Tangible book value per common share was calculated by dividing total shareholders' equity by the number of common shares issued less common shares held in treasury. The tables below present the computation of tangible book value per common share as of the dates indicated (dollars in thousands, except per share data):

	June 30, 2001	December 31, 2000
Total shareholders' equity	$36,554	$33,930

Common shares issued	2,986,530	2,986,530
Less: common shares held in treasury	(518,213)	(471,110)

Common shares outstanding	2,468,317	2,515,420

Tangible book value per common share	$14.81	$13.49

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

    The tables below present the basic and diluted earnings per common share computations for the periods indicated (dollars and shares in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Net income	$1,353	$1,258	$2,699	$2,624

Basic weighted average common shares outstanding	2,478	2,510	2,493	2,538
Dilutive effect of stock options	180	95	166	87

Diluted weighted average common shares outstanding	2,658	2,605	2,659	2,625

Earnings per common share:
Basic	$0.55	$0.50	$1.08	$1.03
Diluted	$0.51	$0.48	$1.01	$1.00

Note 8. Supplemental Disclosure of Cash Flow Information

    For purposes of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, cash and cash equivalents include "Cash" and "Securities purchased under resale agreements." Supplemental disclosure of cash flow information is as follows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2001	2000
Cash paid during the period for:
Interest	$15,986	$16,958
Income taxes	$1,360	$2,900
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	$—	$210
Loans to facilitate the sale of other real estate owned	$—	$250

Note 9. Recent Accounting Pronouncements

    The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

("SFAS 140"), on April 1, 2001. SFAS 140 replaced SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 125"). SFAS 140 revised the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS 125 without reconsideration. The adoption of the provisions of SFAS 140 did not have a material impact on the Company's results of operations or financial position.

    In July of 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations ("SFAS 141"), and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations, although certain combinations initiated prior to July 1, 2001 are exempt from the provisions of SFAS 141. In addition, SFAS 141 further clarifies the criteria for recognition of intangible assets separately from goodwill. This statement is effective for business combinations completed after June 30, 2001. SFAS 142 requires that upon adoption, amortization of goodwill will cease and the carrying value of goodwill shall be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The adoption of the provisions of SFAS 141 and SFAS 142 is not expected to have a material impact on the Company's results of operations or financial position.

Note 10. Contingencies

    The Company has been in discussion with the Internal Revenue Service ("IRS") regarding an income tax refund claim of approximately $800,000. On August 1, 2001, the Company was notified by the IRS regional Taxpayer Advocate Office that they intend to take no action on the Company's claim at the regional Taxpayer Advocate Office level of the IRS. The Company intends to appeal this decision to other levels of the IRS. Various third parties (the "third parties") have been directly involved in processing this refund for the Company. If the income tax refund claim is not paid by the IRS or the third parties in the near future, or if the third parties do not indemnify the Company against loss of this refund, then the Company may initiate legal action against the third parties. Non-payment of this claim by the IRS for an extended period may result in the impairment of this receivable, unless the third parties pay the claim or provide the Company with indemnification against loss of this refund claim.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following is management's discussion and analysis of the major factors that influenced the consolidated results of operations and financial condition of the Company for the period ended June 30, 2001. This analysis should be read in conjunction with the Company's December 31, 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission and with the unaudited financial statements and notes as set forth in this report.

OVERVIEW

Forward-Looking Information

    Certain matters discussed under this caption may constitute forward-looking statements under Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because the business of the Company involves inherent risks and uncertainties. These risks include, but are not limited to, general economic conditions nationally and in California, unanticipated credit losses in the Company's loan portfolio, the impact of the California energy shortage and related energy price escalation and possible blackouts, the timing of anticipated calls on the Company's U.S. agency callable bond portfolio, changes in interest rates, and other risks discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

FHLB Membership

    During the second quarter of 2001, the Bank's membership application to the Federal Home Loan Bank ("FHLB") was approved and the Bank made an initial purchase of FHLB stock of approximately $832,000. FHLB membership enhances the Bank's sources of liquidity as well as the availability of fixed rate borrowings. Under the FHLB's lending program, the Bank has the option to use its commercial real estate loans as collateral for its borrowings. The Bank is initially eligible to borrow up to approximately $115 million form the FHLB.

Capital

    As of June 30, 2001, Pacific Crest's leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 8.77%, 11.74%, and 14.18%, respectively. The Bank's leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 8.91%, 11.90% and 13.16%, respectively. These ratios placed Pacific Crest and the Bank in the "well-capitalized" category as defined by federal regulations, which require corresponding capital ratios of 5%, 6% and 10%, respectively, to qualify for that designation.

Dividends

    On July 27, 2001, the Company announced that the Board of Directors had declared a cash dividend of $0.08 per common share for the third quarter of 2001. The dividends will be paid to shareholders of record at the close of business on September 4, 2001 and is payable on September 17, 2001.

    On May 14, 2001, the Company announced that the Board of Directors had declared a cash dividend of $0.08 per common share for the second quarter of 2001. The dividend was payable to shareholders of record at the close of business on June 1, 2001 and was paid on June 15, 2001. The total amount of the dividends paid during the second quarter of 2001 was $199,000. During the first quarter of 2001, the Company declared and paid a cash dividend of $0.08 per common share for a total of $199,000.

Stock Repurchase Plan

    On May 14, 2001, the Company announced that the Board of Directors had approved an increase of 100,000 shares to the common stock repurchase program. As of June 30, 2001, the Company had 84,500 shares authorized for repurchase under its common stock repurchase program. During the six months ended June 30, 2001, the Company repurchased 54,500 shares of its common stock for a total cost of approximately $1.0 million, which resulted in an average cost per share of $18.74. During the same period, the Company utilized repurchased shares for all of its common stock issuances under the Company's employee stock purchase plan, non-employee directors stock purchase plan, and employee stock option plan, which totaled 7,397 shares.

Sale of Interest Rate Cap Agreement

    On February 8, 2000, the Company sold its interest rate cap agreement and recognized a deferred gain of $1.8 million, which was reported in the Consolidated Balance Sheets under the caption, "Accrued interest payable and other liabilities". The deferred gain will be amortized as a credit to "Interest expense—deposits" over the remaining life of the original interest rate cap agreement, which had a maturity date of June 8, 2003. During the six months ended June 30, 2001 and 2000, the amount of deferred gain amortization totaled $275,000 and $216,000, respectively, which resulted in a reduction in interest expense on deposits. As of June 30, 2001, the remaining, unamortized deferred gain totaled $1.1 million and will be amortized as follows: $279,000 for the last six months of 2001, $554,000 for 2002, and $240,000 for the first six months of 2003.

Earnings Performance Summary

    The following table presents condensed statements of income and related performance data for the periods indicated and the dollar and percentage changes between the periods (dollars in thousands, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	Amounts		Increase (Decrease)		Amounts		Increase (Decrease)
	2001	2000	$	%	2001	2000	$	%
Net interest income	$4,521	$4,452	$69	1.5%	$8,926	$9,177	$(251)	(2.7)%
Provision for loan losses	40	125	(85)	(68.0)%	80	375	(295)	(78.7)%
Non-interest income	559	174	385	221.3%	1,098	547	551	100.7%
Non-interest expense	2,716	2,342	374	16.0%	5,310	4,848	462	9.5%

Income before income taxes	2,324	2,159	165	7.6%	4,634	4,501	133	3.0%
Income tax provision	971	901	70	7.8%	1,935	1,877	58	3.1%

Net income	$1,353	$1,258	$95	7.6%	$2,699	$2,624	$75	2.9%

Diluted earnings per share	$0.51	$0.48			$1.01	$1.00
Return on average shareholders' equity	15.00%	15.59%			15.10%	16.40%
Return on average assets	0.97%	0.79%			0.92%	0.83%

  Three Months Ended June 30, 2001 and 2000

    Net income was $1.4 million (or $0.51 per common share on a diluted basis) for the three months ended June 30, 2001, compared to $1.3 million (or $0.48 per common share on a diluted basis) for the corresponding period in 2000. Pre-tax income was $2.3 million for the three months ended June 30, 2001 and $2.2 million for the same period in 2000. The following describes the changes in the major components of pre-tax income:

  •
  Net interest income increased by $69,000, to $4.5 million, primarily due to a decrease in interest expense, which was attributable to the Company's lowering of interest rates on its deposits and to the reduction of interest rates on the Company's borrowing facilities. These factors resulted from a lower interest rate environment due to the 275 basis point reduction in the federal funds rate by the Board of Governors of the Federal Reserve System (the "Federal Reserve") during the first six months of 2001. Partially offsetting the decrease in interest expense was a decline in interest income, which was attributable to the calls and sales of $164.7 million of U.S.

    government sponsored agency callable bonds (the "callable bonds") occurring during the five-month period from December of 2000 to April of 2001.

  •
  Provision for loan losses decreased by $85,000, to $40,000, reflecting management's evaluation of the allowance for loan losses and the risk inherent in the Company's loan portfolio. During the three months ended June 30, 2001, the allowance for loan losses increased by $17,000, to $7.4 million, which reflected the $40,000 provision and net charge-offs of $23,000. During the three months ended June 30, 2000, the allowance for loan losses increased by $371,000, to $7.1 million, which reflected a $125,000 provision and net recoveries of $246,000. The allowance for loan losses as a percentage of total loans was 1.86% and 1.84% at June 30, 2001 and 2000, respectively, and 1.81% at December 31, 2000.

  •
  Non-interest income increased by $385,000, to $559,000, primarily due to gain on sale of SBA 7(a) loans of $149,000 and gain on sale of SBA 504 loans and broker fee income of $131,000.

  •
  Non-interest expense increased by $374,000, to $2.7 million, primarily due to an increase in salaries and employee benefits principally attributable to the hiring during the last seven months of 2000 of one Senior Vice President, four Vice Presidents and four other employees in San Diego to expand the Company's SBA lending capabilities in that area. During the first six months of 2001, the Company hired one Vice President and two other employees for its SBA operations in San Diego and one Vice President for SBA lending in Orange County.

  Six Months Ended June 30, 2001 and 2000

    Net income was $2.7 million (or $1.01 per common share on a diluted basis) for the six months ended June 30, 2001, compared to $2.6 million (or $1.00 per common share on a diluted basis) for the corresponding period in 2000. Pre-tax income was $4.6 million for the six months ended June 30, 2001 and $4.5 million for the same period in 2000. The following describes the changes in the major components of pre-tax income:

  •
  Net interest income decreased by $251,000, to $8.9 million, primarily due to a decrease in interest income attributable to the above mentioned calls and sales of $164.7 million of callable bonds, which occurred during the five-month period from December of 2000 to April of 2001.

  •
  Provision for loan losses decreased by $295,000, to $80,000, reflecting management's evaluation of the allowance for loan losses and the risk inherent in the Company's loan portfolio. During the six months ended June 30, 2001, the allowance for loan losses increased by $174,000, to $7.4 million, which reflected the $80,000 provision and net recoveries of $94,000. During the six months ended June 30, 2000, the allowance for loan losses increased by $632,000, to $7.1 million, which reflected a $375,000 provision and net recoveries of $257,000.

  •
  Non-interest income increased by $551,000, to $1.1 million, primarily due to gain on sale of SBA 7(a) loans of $310,000 and gain on sale of SBA 504 loans and broker fee income of $229,000 during the first six months of 2001.

  •
  Non-interest expense increased by $462,000 to $5.3 million, primarily due to an increase in salaries and employee benefits principally attributable to the above mentioned hiring of SBA lending personnel during the last seven months of 2000 and first six months of 2001.

SELECTED QUARTERLY FINANCIAL DATA
(dollars in thousands, except per share data)

	At or For the Three Months Ended
	June 30, 2001	March 31, 2001	December 31, 2000	September 30, 2000	June 30, 2000
Loan Originations:
Commercial real estate loans	$19,397	$5,400	$10,303	$20,173	$14,444
SBA business loans:
7(a) loans—guaranteed portion	3,271	354	1,495	3,437	1,921
7(a) loans—unguaranteed portion	1,060	72	491	1,127	640

Total 7(a) loans	4,331	426	1,986	4,564	2,561
Total 504 loans	4,590	1,108	2,414	—	—

Total SBA loans	8,921	1,534	4,400	4,564	2,561

Total loan originations	$28,318	$6,934	$14,703	$24,737	$17,005

Loan Sales:
SBA guaranteed 7(a) loans	$2,760	$2,589	$—	$2,601	$—
SBA 504 first lien loans	1,238	1,183	—	—	—
Performance Ratios:
Return on average (realized) shareholders' equity(1)	15.00%	15.20%	15.18%	16.02%	15.59%
Return on average total assets(1)	0.97%	0.88%	0.80%	0.82%	0.79%
Net interest rate spread(2)	2.89%	2.59%	2.29%	2.40%	2.51%
Net interest margin(3)	3.27%	2.96%	2.64%	2.73%	2.81%
Operating expense to average total assets(4)	1.94%	1.71%	1.70%	1.56%	1.47%
Efficiency ratio(5)	53.48%	52.34%	60.86%	52.86%	50.76%
Average Balances:
Average shareholders' equity	$35,775	$34,589	$31,188	$28,222	$24,975
Average realized shareholders' equity(6)	36,081	35,428	34,495	33,387	32,273
Average total assets	559,864	608,456	656,612	652,309	637,926
Per Share Data:
Dividends declared per common share	$0.08	$0.08	$0.07	$0.07	$0.07
Basic earnings per common share	0.55	0.54	0.52	0.53	0.50
Diluted earnings per common share	0.51	0.51	0.50	0.51	0.48
Tangible book value per common share	14.81	14.38	13.49	11.73	10.70
Realized shareholders' equity per common share(6)	14.93	14.49	14.10	13.65	13.19
Common Shares Outstanding (in thousands):
Weighted average basic	2,478	2,507	2,514	2,512	2,510
Weighted average diluted	2,658	2,662	2,627	2,616	2,605
End of period, net of treasury shares	2,468	2,483	2,515	2,512	2,511

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

SELECTED QUARTERLY FINANCIAL DATA
(dollars in thousands)

	At or For the Three Months Ended
	June 30, 2001	March 31, 2001	December 31, 2000	September 30, 2000	June 30, 2000
Non-Performing Assets:
Non-accrual loans	$—	$889	$—	$—	$1,185
Other real estate owned (OREO)	—	—	—	—	—

Total non-performing assets	$—	$889	$—	$—	$1,185

Non-accrual loans to total loans	—	0.23%	—	—	0.31%
Total non-performing assets to total assets	—	0.15%	—	—	0.18%
Allowance for Loan Losses Activity:
Allowance at beginning of quarter	$7,397	$7,240	$7,214	$7,082	$6,711
Provision for loan losses	40	40	104	125	125
Net (charge-offs) recoveries:
Charge-offs	(34)	—	(123)	—	—
Recoveries	11	117	45	7	246

Total net (charge-offs) recoveries	(23)	117	(78)	7	246

Allowance at end of quarter	$7,414	$7,397	$7,240	$7,214	$7,082

Allowance to total loans	1.86%	1.89%	1.81%	1.82%	1.84%
Allowance to non-accrual loans	—	832.06%	—	—	597.64%
Annualized net charge-offs (recoveries) to average loans	0.02%	(0.12%)	0.08%	(0.01%)	(0.26%)
Regulatory Capital Ratios:
Pacific Crest Capital, Inc.
Leverage ratio	8.77%	7.87%	7.16%	6.96%	6.85%
Tier 1 risk-based capital ratio	11.74%	11.36%	10.63%	10.28%	10.17%
Total risk-based capital ratio	14.18%	13.87%	13.11%	12.84%	12.85%
Pacific Crest Bank
Leverage ratio	8.91%	8.12%	7.36%	7.24%	7.21%
Tier 1 risk-based capital ratio	11.90%	11.61%	10.82%	10.59%	10.61%
Total risk-based capital ratio	13.16%	12.87%	12.07%	11.84%	11.87%
Regulatory Capital Data:
Pacific Crest Capital, Inc.
Tier 1 capital	$49,103	$47,961	$47,263	$45,740	$44,168
Total risk-based capital	59,330	58,523	58,270	57,137	55,825
Average total assets	560,153	609,295	659,899	657,474	645,243
Risk-weighted assets	418,364	422,049	444,524	444,917	434,266
Pacific Crest Bank
Tier 1 capital	$49,549	$48,736	$47,704	$46,749	$45,743
Total risk-based capital	54,781	54,010	53,238	52,290	51,151
Average total assets	556,130	600,411	648,488	646,115	634,107
Risk-weighted assets	416,393	419,803	441,009	441,598	431,004

SELECTED QUARTERLY INCOME STATEMENT DATA
(in thousands)

	Three Months Ended
	June 30, 2001	March 31, 2001	December 31, 2000	September 30, 2000	June 30, 2000
Interest income:
Loans	$9,338	$9,428	$9,770	$9,605	$9,063
Securities purchased under resale agreements	85	132	55	47	27
Investment securities available for sale	2,323	3,168	4,080	4,108	4,107

Total interest income	11,746	12,728	13,905	13,760	13,197

Interest expense:
Money market checking	107	113	143	155	167
Savings accounts	1,288	1,569	1,974	2,074	2,111
Certificates of deposit	4,593	5,139	5,491	5,371	4,493

Total interest on deposits	5,988	6,821	7,608	7,600	6,771

Securities sold under repurchase agreements	28	154	388	338	655
Borrowings from State of California	134	282	517	497	474
Term borrowings	670	662	656	450	441
Trust preferred securities	405	404	404	405	404

Total interest on borrowings	1,237	1,502	1,965	1,690	1,974

Total interest expense	7,225	8,323	9,573	9,290	8,745

Net interest income	4,521	4,405	4,332	4,470	4,452
Provision for loan losses	40	40	104	125	125

Net interest income after provision for loan losses	4,481	4,365	4,228	4,345	4,327

Non-interest income:
Loan prepayment and late fee income	78	132	108	87	49
Gain on sale of SBA 7(a) loans	149	161	(2)	114	—
Gain on sale of SBA 504 loans and broker fee income	131	98	—	—	—
Gain (loss) on sale of investment securities	1	(12)	(2)	—	—
Gain on sale of commercial real estate loan	—	—	561	—	—
Gain on sale of OREO	—	—	—	—	—
Other income	200	160	143	157	125

Total non-interest income	559	539	808	358	174

Non-interest expense:
Salaries and employee benefits	1,654	1,601	1,884	1,611	1,414
Net occupancy expenses	411	391	344	332	360
Communication and data processing	262	253	236	202	222
Advertising and promotion	52	70	48	56	51
FDIC insurance premiums	25	27	27	26	26
Other expenses	312	252	249	325	275

Total operating expenses	2,716	2,594	2,788	2,552	2,348
Credit and collection expenses	—	—	—	(136)	—
OREO expenses	—	—	—	(6)	(6)

Total non-interest expense	2,716	2,594	2,788	2,410	2,342

Income before income taxes	2,324	2,310	2,248	2,293	2,159
Income tax provision	971	964	939	956	901

Net income	$1,353	$1,346	$1,309	$1,337	$1,258

SELECTED QUARTERLY BALANCE SHEET DATA
(in thousands)

	June 30, 2001	March 31, 2001	December 31, 2000	September 30, 2000	June 30, 2000
Cash	$4,943	$2,185	$2,319	$3,271	$2,527
Securities purchased under resale agreements	4,990	33,706	3,017	—	4,025

Cash and cash equivalents	9,933	35,891	5,336	3,271	6,552

Investment securities available for sale:
U.S. agency callable bonds	78,981	83,980	229,180	243,634	243,633
U.S. agency mortgage-backed securities	58,748	63,992	3,800	3,811	3,914
Corporate debt securities	4,117	4,113	4,109	4,105	4,102

Total amortized cost	141,846	152,085	237,089	251,550	251,649
Unrealized loss	(493)	(435)	(2,641)	(8,339)	(10,783)

Total market value	141,353	151,650	234,448	243,211	240,866

Loans:
Commercial real estate loans	382,292	376,015	382,596	384,502	371,033
SBA loans	15,712	14,077	16,853	12,397	10,971
Other loans	959	569	814	816	2,732

Gross loans	398,963	390,661	400,263	397,715	384,736
Less: deferred loan (fees) costs	(24)	39	22	(408)	(431)
Less: allowance for loan losses	(7,414)	(7,397)	(7,240)	(7,214)	(7,082)

Net loans	391,525	383,303	393,045	390,093	377,223

Other assets	13,114	12,159	15,831	18,283	19,102
Other real estate owned	—	—	—	—	—

Total assets	$555,925	$583,003	$648,660	$654,858	$643,743

Deposits:
Money market checking	$13,826	$13,257	$14,414	$14,360	$15,206
Savings accounts	138,541	142,145	148,347	157,371	163,310
Certificates of deposit	271,916	315,188	336,076	339,451	329,096

Total deposits	424,283	470,590	498,837	511,182	507,612

Borrowings:
Securities sold under repurchase agreements	—	—	23,500	24,000	21,000
Borrowings from State of California	30,000	13,000	28,000	33,000	33,000
Term borrowings	40,000	40,000	40,000	30,000	30,000
Trust preferred securities	17,250	17,250	17,250	17,250	17,250

Total borrowings	87,250	70,250	108,750	104,250	101,250

Total interest-bearing liabilities	511,533	540,840	607,587	615,432	608,862
Other liabilities	7,838	6,444	7,143	9,958	8,009

Total liabilities	$519,371	$547,284	$614,730	$625,390	$616,871

Shareholders' equity:
Common stock, at par	$30	$30	$30	$30	$30
Additional paid-in capital	27,779	27,777	27,790	27,809	27,816
Beginning retained earnings	14,542	14,542	9,978	9,978	9,978
Year-to-date earnings	2,699	1,346	5,270	3,961	2,624
Year-to-date dividends	(398)	(199)	(706)	(530)	(354)
Common stock in treasury, at cost	(7,812)	(7,525)	(6,900)	(6,943)	(6,968)

Total realized shareholders' equity	36,840	35,971	35,462	34,305	33,126
Accumulated other comprehensive loss—unrealized loss on investment securities, net	(286)	(252)	(1,532)	(4,837)	(6,254)

Total shareholders' equity	$36,554	$35,719	$33,930	$29,468	$26,872

SELECTED QUARTERLY AVERAGE BALANCE SHEET AND SPREAD DATA
(dollars in thousands)

	Three Months Ended
	June 30, 2001	March 31, 2001	December 31, 2000	September 30, 2000	June 30, 2000
Average Interest-Earning Assets:
Loans, net of deferred loan fees	$400,013	$396,319	$399,885	$395,935	$383,876
Securities purchased under resale agreements	7,655	10,237	3,392	2,879	1,711
Investment securities available for sale—at amortized cost:
U.S. agency callable bonds	80,410	167,388	241,906	243,634	243,635
U.S. agency mortgage-backed securities	61,770	24,708	3,806	3,841	3,955
Corporate debt securities	4,115	4,111	4,108	4,104	4,100

Total investment securities	146,295	196,207	249,820	251,579	251,690

Total interest-earning assets	$553,963	$602,763	$653,097	$650,393	$637,277

Average Interest-Bearing Liabilities:
Money market checking	$13,789	$13,377	$13,545	$14,528	$15,839
Savings accounts	139,438	145,051	152,970	160,336	167,413
Certificates of deposit	291,460	321,878	337,714	339,594	300,523

Total deposits	444,687	480,306	504,229	514,458	483,775

Securities sold under repurchase agreements	2,536	9,889	22,918	19,698	40,533
Borrowings from State of California	12,077	17,833	32,783	33,000	32,472
Term borrowings	40,000	40,000	38,913	30,000	30,000
Trust preferred securities	17,250	17,250	17,250	17,250	17,250

Total borrowings	71,863	84,972	111,864	99,948	120,255

Total interest-bearing liabilities	$516,550	$565,278	$616,093	$614,406	$604,030

Yields on Average Interest-Earning Assets:
Loans, net of deferred loan fees	9.36%	9.65%	9.72%	9.65%	9.50%
Securities purchased under resale agreements	4.45%	5.23%	6.45%	6.49%	6.35%
Investment securities available for sale:
U.S. agency callable bonds	6.56%	6.44%	6.48%	6.48%	6.48%
U.S. agency mortgage-backed securities	6.04%	6.35%	7.04%	6.98%	7.08%
Corporate debt securities	7.00%	8.08%	9.25%	9.06%	8.68%

Total investment securities	6.35%	6.46%	6.53%	6.53%	6.53%

Total interest-earning assets	8.50%	8.56%	8.47%	8.42%	8.33%

Rates on Average Interest-Bearing Liabilities:
Money market checking	3.11%	3.43%	4.20%	4.24%	4.24%
Savings accounts	3.70%	4.39%	5.13%	5.15%	5.07%
Certificates of deposit	6.32%	6.47%	6.47%	6.29%	6.01%

Total deposits	5.40%	5.76%	6.00%	5.88%	5.63%

Securities sold under repurchase agreements	4.43%	6.32%	6.74%	6.83%	6.50%
Borrowings from State of California	4.39%	6.33%	6.17%	5.89%	5.77%
Term borrowings	6.63%	6.62%	6.60%	5.87%	5.82%
Trust preferred securities	9.39%	9.37%	9.37%	9.39%	9.37%

Total borrowings	6.84%	7.08%	6.93%	6.67%	6.54%

Total interest-bearing liabilities	5.61%	5.97%	6.18%	6.02%	5.82%

Net Interest Rate Spread	2.89%	2.59%	2.29%	2.40%	2.51%
Net Interest Margin	3.27%	2.96%	2.64%	2.73%	2.81%

RESULTS OF OPERATIONS

  Average Balances, Interest Income and Expense, Yields and Rates
  Three Months Ended June 30, 2001 and 2000

    The following table presents the Company's consolidated average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest yields/rates for the periods presented. All average balances are daily average balances (dollars in thousands):

	Three Months Ended June 30,
	2001			2001
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-Earning Assets:
Loans(1)	$400,013	$9,338	9.36%	$383,876	$9,063	9.50%
Securities purchased under resale agreements	7,655	85	4.45%	1,711	27	6.35%
Investment securities available for sale(2):
U.S. government sponsored agency securities:
Callable bonds	80,410	1,318	6.56%	243,635	3,948	6.48%
Mortgage-backed securities	61,770	933	6.04%	3,955	70	7.08%
Corporate debt securities	4,115	72	7.00%	4,100	89	8.68%

Total investment securities	146,295	2,323	6.35%	251,690	4,107	6.53%

Total interest-earning assets	553,963	11,746	8.50%	637,277	13,197	8.33%

Non-interest-earning assets	13,361			7,485
Less: allowance for loan losses	(7,460)			(6,836)

Total assets	$559,864			$637,926

Interest-Bearing Liabilities:
Money market checking	$13,789	107	3.11%	$15,839	167	4.24%
Savings accounts	139,438	1,288	3.70%	167,413	2,111	5.07%
Certificates of deposit	291,460	4,593	6.32%	300,523	4,493	6.01%

Total deposits	444,687	5,988	5.40%	483,775	6,771	5.63%

Securities sold under repurchase agreements	2,536	28	4.43%	40,533	655	6.50%
Borrowings from State of California	12,077	134	4.39%	32,472	474	5.77%
Term borrowings	40,000	670	6.63%	30,000	441	5.82%
Trust preferred securities	17,250	405	9.39%	17,250	404	9.37%

Total borrowings	71,863	1,237	6.84%	120,255	1,974	6.54%

Total interest-bearing liabilities	516,550	7,225	5.61%	604,030	8,745	5.82%

Non-interest-bearing liabilities	7,539			8,921
Shareholders' equity	35,775			24,975

Total liabilities and shareholders' equity	$559,864			$637,926

Excess of interest-earning assets over interest-bearing liabilities	$37,413			$33,247

Net interest income		$4,521			$4,452

Net interest rate spread(3)			2.89%			2.51%

Net interest margin(4)			3.27%			2.81%

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
  Three Months Ended June 30, 2001 and 2000

    The following table sets forth the composition of average interest-earning assets and average interest-bearing liabilities by category and by the percentage of each category to the total for the periods indicated, including the change in average balance, composition, and yield/rate between these respective periods (dollars in thousands):

	Three Months Ended June 30,
	2001			2000			Increase (Decrease)
	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate
Interest-Earning Assets:
Loans	$400,013	72.2%	9.36%	$383,876	60.2%	9.50%	$16,137	12.0%	(0.14)%
Securities purchased under resale agreements	7,655	1.4%	4.45%	1,711	0.3%	6.35%	5,944	1.1%	(1.90)%
Investment securities available for sale:
U.S. government sponsored agency securities:
Callable bonds	80,410	14.5%	6.56%	243,635	38.2%	6.48%	(163,225)	(23.7)%	0.08%
Mortgage-backed securities	61,770	11.2%	6.04%	3,955	0.6%	7.08%	57,815	10.6%	(1.04)%
Corporate debt securities	4,115	0.7%	7.00%	4,100	0.7%	8.68%	15	0.0%	(1.68)%

Total investment securities	146,295	26.4%	6.35%	251,690	39.5%	6.53%	(105,395)	(13.1)%	(0.18)%

Total interest-earning assets	$553,963	100.0%	8.50%	$637,277	100.0%	8.33%	$(83,314)		0.17%

Interest-Bearing Liabilities:
Money market checking	$13,789	2.7%	3.11%	$15,839	2.6%	4.24%	$(2,050)	0.1%	(1.13)%
Savings accounts	139,438	27.0%	3.70%	167,413	27.7%	5.07%	(27,975)	(0.7)%	(1.37)%
Certificates of deposit	291,460	56.4%	6.32%	300,523	49.8%	6.01%	(9,063)	6.6%	0.31%

Total deposits	444,687	86.1%	5.40%	483,775	80.1%	5.63%	(39,088)	6.0%	(0.23)%

Securities sold under repurchase agreements	2,536	0.5%	4.43%	40,533	6.7%	6.50%	(37,997)	(6.2)%	(2.07)%
Borrowings from State of California	12,077	2.3%	4.39%	32,472	5.4%	5.77%	(20,395)	(3.1)%	(1.38)%
Term borrowings	40,000	7.8%	6.63%	30,000	5.0%	5.82%	10,000	2.8%	0.81%
Trust preferred securities	17,250	3.3%	9.39%	17,250	2.8%	9.37%	—	0.5%	0.02%

Total borrowings	71,863	13.9%	6.84%	120,255	19.9%	6.54%	(48,392)	(6.0)%	0.30%

Total interest-bearing liabilities	$516,550	100.0%	5.61%	$604,030	100.0%	5.82%	$(87,480)		(0.21)%

Excess of interest-earning assets over interest-bearing liabilities	$37,413			$33,247			$4,166
Net interest rate spread			2.89%			2.51%			0.38%
Net interest margin			3.27%			2.81%			0.46%

  Volume and Rate Variance Analysis of Net Interest Income
  Three Months Ended June 30, 2001 and 2000

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

	Three Months Ended June 30, 2001 vs. 2000
	Increase (Decrease) Due To
	Volume	Rate	Total
Interest Income:
Loans	$402	$(127)	$275
Securities purchased under resale agreements	68	(10)	58
Investment securities available for sale:
U.S. government sponsored agency securities:
Callable bonds	(2,678)	48	(2,630)
Mortgage-backed securities	875	(12)	863
Corporate debt securities	—	(17)	(17)

Total investment securities	(1,803)	19	(1,784)

Total interest income	(1,333)	(118)	(1,451)

Interest Expense:
Money market checking	(20)	(40)	(60)
Savings accounts	(315)	(508)	(823)
Certificates of deposit	(135)	235	100

Total deposits	(470)	(313)	(783)

Securities sold under repurchase agreements	(468)	(159)	(627)
Borrowings from State of California	(246)	(94)	(340)
Term borrowings	162	67	229
Trust preferred securities	—	1	1

Total borrowings	(552)	(185)	(737)

Total interest expense	(1,022)	(498)	(1,520)

Net Interest Income	$(311)	$380	$69

Net Interest Income—Three Months Analysis

    Net interest income increased by $69,000, to $4.5 million, during the three months ended June 30, 2001 compared to the same period in 2000, primarily due to a $380,000 increase attributable to changes in interest rates. This was principally due to a decrease in interest expense resulting from the Company's lowering of the interest rates on its deposits as well the reduction of interest rates on its borrowing facilities. These factors were partially offset by a decrease in interest income on loans resulting from the weighted average interest rate on loan payoffs exceeding the weighted average interest rate on loan originations and the downward repricing of the Company's variable rate loans. All of these factors resulted from a lower interest rate environment attributable to a 275 basis point lowering of the federal funds rate by the Federal Reserve during the first six months of 2001.

    The Federal Reserve reduced the federal funds rate by 50 basis points on each of the following dates in 2001: January 3, January 31, March 20, April 18, and May 15, and finally lowered the federal funds rate by 25 basis points on June 27, when the federal funds rate stood at 3.75%. The impact of these decreases caused downward repricing on the Company's variable rate loans, especially those tied to the prime rate. The federal funds rate is the rate at which banks lend to each other in the overnight market. Reductions in the federal funds rate generally result in reductions of the prime rates offered by major banks, including Bank of America. The Company's prime rate loans are priced at a margin above either Bank of America's prime lending rate or the published Wall Street Journal prime lending rate.

    Partially offsetting the above $380,000 increase in net interest income attributable to changes in interest rates, was a $311,000 decrease attributable to changes in volume. This was primarily due to (i) a decrease in interest in income resulting from the calls and sales of $164.7 million of callable bonds during the five-month period from December of 2000 to April of 2001, which was partially offset by an increase interest income due to the purchases of $82.5 million of U.S. government sponsored agency mortgage-backed securities (in the "mortgage-backed securities") during February, March and May of 2001, and (ii) a reduction of interest expense resulting from deposit run-off and the pay down of securities sold under repurchase agreements and borrowings from the State of California. The funding for the mortgage-backed securities purchases, deposits outflows, and borrowings pay downs was obtained from the proceeds of the calls and sales of callable bonds.

    The net interest rate spread increased 38 basis points, to 2.89%, during the three months ended June 30, 2001, compared to the same period last year, due to a decrease of 21 basis points, to 5.61%, in the rate on average total interest-bearing liabilities, as well as to an increase of 17 basis points, to 8.50%, in the yield on average total interest-earning assets. The rate paid on average total interest-bearing liabilities decreased due to the above mentioned lowering by the Company of the interest rates on its deposits and the reduction in rates on the Company's short-term borrowing facilities. Additionally, the mix of average total interest-bearing liabilities shifted to lower rate deposits from higher rate borrowings. The yield earned on average total interest-earning assets increased due to a change in the composition of average total interest-earning assets to higher yield loans from lower yield investment securities, which resulted primarily from the calls and sales of callable bonds.

  Total Interest Income—Three Months Analysis

    Total interest income decreased by $1.5 million, to $11.7 million, during the three months ended June 30, 2001 compared to the same period in 2000. This was primarily due to a reduction in average total interest-earning assets, which decreased interest income by $1.3 million, as well as to a decline in yield earned on these assets, which decreased interest income by $118,000.

    Average total interest-earning assets declined by $83.3 million, to $554.0 million, during the second quarter of 2001 compared to the same period in 2000, and was principally due to a decrease in average callable bonds of $163.2 million, to $80.4 million, partially offset by an increase of $57.8 million, to $61.8 million, in average mortgage-backed securities and an increase of $16.1 million, to $400.0 million, in average loans.

    The decrease in average callable bonds of $163.2 million was due to calls and sales of $164.7 million with a weighted average yield of 6.45%, which occurred during the five-month period from December of 2000 to April of 2001. This was comprised of issuer calls of $140.2 million, with a weighted average yield of 6.41%, and Company sales of $24.5 million, with a weighted average yield of 6.68%. The issuer calls of these fixed-rate securities were attributable to the declining interest rate environment caused by the Federal Reserve's lowering of the federal funds rate during the first six months of 2001.

    The increase in average mortgage-backed securities of $57.8 million was primarily due to purchases of $82.5 million with a weighted average yield of 6.61%, which occurred during the four-month period from February of 2001 to May of 2001. This was partially offset by a sale of $23.7 million with a yield of 6.04% in May of 2001. The purchases were funded primarily with the proceeds from the calls and sales of the callable bonds and enabled the Bank to meet the FHLB membership test for housing related assets in its successful application for membership in the FHLB.

    The $164.7 million calls and sales of callable bonds occurred as follows:

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

  •
  In April of 2001, $5.0 million was called by the issuer, with a weighted average yield of 6.56%.

    The $82.5 million purchases of mortgage-backed securities occurred as follows:

  •
  In February of 2001, $20.6 million was purchased, with a weighted average yield of 6.27%.

  •
  In March of 2001, $39.9 million was purchased, with a weighted average yield of 6.65%.

  •
  In May of 2001, $22.0 million was purchased, with a weighted average yield of 6.86%.

    From July 1, 2001 through August 13, 2001, $34.0 million of callable bonds with a weighted average yield of 6.61% were called by the issuers and occurred as follows:

  •
  In July of 2001, $7.0 million was called by the issuers, with a weighted average yield of 6.61%.

  •
  In August of 2001, $27.0 million was called by the issuers, with a weighted average yield of 6.61%.

    The yield on average total interest-earning assets increased by 17 basis points, to 8.50%, during the three months ended June 30, 2001 compared to the same period in 2000, primarily due to a change in the composition of average total interest-earning assets to higher yield loans from lower yield investment securities, and to a lesser extent, due to an increase of 8 basis points, to 6.56%, in the yield on average callable bonds. Partially offsetting the increase in the yield on average total interest-earning assets were the following decreases attributable to the declining interest rate environment during the first six months of 2001:

  •
  The yield on average loans declined 14 basis points, to 9.36%, primarily due to the weighted average interest rate on loan payoffs exceeding the weighted average interest rate on loan originations and the downward repricing of the Company's variable rate loans.

  •
  The yield on average short-term securities purchased under resale agreements decreased 190 basis points, to 4.45%.

  •
  The yield on average fixed rate mortgage-backed securities dropped 104 basis points, to 6.04%, primarily due to the lower yielding purchases of $82.5 million made during the lower interest rate environment of 2001 with the proceeds from the calls and sales of callable bonds.

  •
  The yield on average variable rate corporate debt securities declined 168 basis points, to 7.00%, reflecting the downward repricing of these variable rate instruments.

  Total Interest Expense—Three Months Analysis

    Total interest expense decreased by $1.5 million, to $7.2 million, during the three months ended June 30, 2001 compared to the same period in 2000. This was due to a reduction in average interest-bearing liabilities, which decreased interest expense by $1.0 million, as well as to a decline in the interest rate paid on these liabilities, which reduced interest expense by $0.5 million.

    Average total interest-bearing liabilities declined by $87.5 million, to $516.6 million, during the second quarter of 2001 compared to the same period in 2000, and was due to decreases of $48.4 million and $39.1 million in average borrowings and average deposits, respectively. The changes in average borrowings and average deposits resulted in a shift in the mix of average total interest-bearing liabilities to lower rate deposits from higher rate borrowings. The percentage of average deposits to average total interest-bearing liabilities increased to 86.1% during the second quarter of 2001 from 80.1% during the same period last year.

    The decrease in average deposits of $39.1 million, to $444.7 million, during the second quarter of 2001 compared to the second quarter of 2000, was principally due to a decrease of $28.0 million in average savings accounts, as well as decreases of $9.1 million and $2.0 million in average certificates of deposit and average money market checking accounts, respectively.

    Deposits increased $3.6 million from $507.6 million at June 30, 2000 to $511.2 million at September 30, 2000, then declined $12.3 million to $498.8 million at December 31, 2000, decreased $28.2 million to $470.6 million at March 31, 2001, and finally declined $46.3 million to $424.3 million at June 30, 2001.

    The $3.6 million increase in deposits during the third quarter occurred despite limited reductions in the Company's two-year and three-year certificates in July of 2000 and one-to-five year certificates in August of 2000. The Company made no changes to its rates on money market checking and savings accounts during this quarter.

    The $12.3 million, $28.2 million, and $46.3 million decreases in deposits during the fourth quarter of 2000, first quarter of 2001, and second quarter of 2001, respectively, were primarily attributable to the Company's lowering of its interest rates on all of its deposit products in anticipation of and in response to the successive 50 basis point reductions in the federal funds rate by the Federal Reserve on January 3, January 31, March 20, April 18, and May 15 of 2001, as well as the 25 basis point reduction on June 27, 2001. The Company lowered the rates on its certificates of deposit on December 22, 2000, January 14, 2001, April 2, 2001 and April 19, 2001; reduced the rates on its savings accounts on January 2, February 1, April 2, May 1 and May 16 of 2001; and finally, decreased the rates on its money market checking accounts on January 2, February 1, and May 1 of 2001. Subsequent to the second quarter of 2001, the Company continued to lower the rates on its certificates of deposit and money market checking accounts on July 26, 2001, and reduced the rates on its savings accounts on August 1, 2001.

    The Company funded the $12.3 million deposit outflow of the fourth quarter in part with the proceeds of a $10.0 million term borrowing and the proceeds from the sale of $14.5 million of callable bonds. The $28.2 million deposit run-off in the first quarter of 2001 was funded with the proceeds from the calls and sale of callable bonds. The $46.3 million deposit outflow during the second quarter of 2001 was funded with the remaining proceeds from the calls and sale of callable bonds as well as the proceeds from borrowing $17.0 million from the State of California.

    The decrease in average borrowings of $48.4 million, to $71.9 million, during the second quarter of 2001 compared to the second quarter of 2000, was principally due to decreases of $38.0 million and

$20.4 million in average securities sold under repurchase agreements and average borrowings from the State of California, respectively, partially offset by an increase in average term borrowings of $10.0 million. The reductions in these short-term, lower rate borrowings resulted in a shift in the composition of average borrowings to the long-term, higher rate trust preferred securities. The percentage of average trust preferred securities to average borrowings increased to 24.0% during the second quarter of 2001 from 14.3% during the second quarter of 2000.

    Securities sold under repurchase agreements increased $3.0 million from $21.0 million at June 30, 2000 to $24.0 million at September 30, 2000, then declined $0.5 million to $23.5 million at December 31, 2000, decreased $23.5 million to zero at March 31, 2001, and finally remained at zero at June 30, 2001. The $23.5 million decrease during the first quarter of 2001 was paid down with the proceeds from the calls and sale of callable bonds.

    Borrowings from the State of California were $33.0 million at June 30, 2000, and remained unchanged through the third quarter of 2000, then declined $5.0 million to $28.0 million at December 31, 2000, decreased $15.0 million to $13.0 million at March 31, 2001, and finally increased $17.0 million to $30.0 million at June 30, 2001. The $5.0 million decline during the fourth quarter of 2000 was funded with the proceeds from sales of $14.5 million of callable bonds. The $15.0 million decrease during the first quarter of 2001 was paid with the proceeds from the calls and sale of callable bonds.

    Term borrowings increased $10.0 million from $30.0 million at June 30, 2000 to $40.0 million at June 30, 2001 due to an 18-month, 6.65%, $10.0 million borrowing during the fourth quarter of 2000, which was used to cover deposit run-off.

    The rate on average total interest-bearing liabilities decreased by 21 basis points, to 5.61%, during the three months ended June 30, 2001 compared to the same period in 2000, and was principally due to the following factors:

  •
  The rate on average deposits declined 23 basis points, to 5.40%, principally due to the Company's lowering of interest rates on its deposit products as described above.

  •
  The mix of average total interest-bearing liabilities shifted to lower rate deposits from higher rate deposits.

    The 23 basis point decrease in the rate on average deposits was primarily due to reductions of 113 basis points and 137 basis points in average money market checking and average savings accounts, respectively. This was partially offset by an increase of 31 basis points in average certificates of deposit, which occurred, despite current rate reductions in 2001 by the Company, principally as a result of significant rate increases in this product made by the Company during the second quarter of 2000 and because of the fixed rate, long-term nature of this product. As the older, higher rate certificates of deposit mature and are replaced by newer, lower rate certificates, the overall rate on the Company's certificates has, and should continue to, come down.

    Partially offsetting the decrease in the rate on average total interest-bearing liabilities was the increase of 30 basis points, to 6.84%, in the rate on average borrowings. This increase was primarily due to the above mentioned shift in the composition of average borrowings to higher rate trust preferred securities, as well as to the increase of 81 basis points, to 6.63%, in the rate on average term borrowings The term borrowings were obtained as follows during the rising interest rate environment of 2000:

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

  •
  During the fourth quarter of 2000, the Company obtained an 18-month, $10.0 million term borrowing, bearing interest at 6.65%, which was use to cover deposit run-off.

  Partially offsetting the increase in the rate on average borrowing were the following factors:

  •
  During the first quarter of 2001, $15.0 million in State of California borrowings matured, bearing interest at a higher weighted average rate of 6.31%.

  •
  During the first quarter of 2001, the Company paid off the $23.5 million balance at December 31, 2000 of securities sold under repurchase agreements was paid off by. These borrowings had a weighted average rate of 6.61% at December 31, 2000.

  •
  During the second quarter of 2001, an $8.0 million State of California borrowing matured, bearing interest at a higher rate of 6.33%.

  •
  During the second quarter of 2001, the Company borrowed $10.0 million from the State of California, maturing in August of 2001, and bearing interest at a lower rate of 3.65%.

  •
  During the second quarter of 2001, the Company borrowed $4.0 million from the State of California, maturing in August of 2001 and bearing interest at a lower rate of 3.69%.

  •
  During the second quarter of 2001, a $5.0 million State of California borrowing matured, bearing interest at a higher rate of 6.24%, and was replaced by a State of California borrowing maturing in August of 2001 and bearing interest at a lower rate of 3.69%.

  •
  During the second quarter of 2001, the Company borrowed $11.0 million from the State of California, maturing in September of 2001 and bearing interest at a lower rate of 3.54%.

  Average Balances, Interest Income and Expense, Yields and Rates
  Six Months Ended June 30, 2001 and 2000

    The following table presents the Company's consolidated average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest yields/rates for the periods presented. All average balances are daily average balances (dollars in thousands):

	Six Months Ended June 30,
	2001			2000
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-Earning Assets:
Loans(1)	$398,176	$18,766	9.50%	$377,567	$17,807	9.48%
Securities purchased under resale agreements	8,939	217	4.90%	969	30	6.23%
Investment securities available for sale(2):
U.S. government sponsored agency securities:
Callable bonds	123,659	4,011	6.49%	243,632	7,902	6.49%
Mortgage-backed securities	43,341	1,325	6.11%	3,973	140	7.05%
Corporate debt securities	4,113	155	7.54%	4,098	175	8.54%

Total investment securities	171,113	5,491	6.42%	251,703	8,217	6.53%

Total interest-earning assets	578,228	24,474	8.54%	630,239	26,054	8.31%

Non-interest-earning assets	13,202			6,654
Less: allowance for loan losses	(7,404)			(6,722)

Total assets	$584,026			$630,171

Interest-Bearing Liabilities:
Money market checking	$13,584	220	3.27%	$16,985	360	4.26%
Savings accounts	142,229	2,857	4.05%	175,003	4,307	4.95%
Certificates of deposit	306,585	9,732	6.40%	288,724	8,422	5.87%

Total deposits	462,398	12,809	5.59%	480,712	13,089	5.48%

Securities sold under repurchase agreements	6,192	182	5.93%	41,107	1,296	6.34%
Borrowings from State of California	14,939	416	5.54%	27,417	791	5.71%
Term borrowings	40,000	1,332	6.62%	30,330	893	5.82%
Trust preferred securities	17,250	809	9.38%	17,250	808	9.37%

Total borrowings	78,381	2,739	6.97%	116,104	3,788	6.51%

Total interest-bearing liabilities	540,779	15,548	5.80%	596,816	16,877	5.69%

Non-interest-bearing liabilities	8,062			8,505
Shareholders' equity	35,185			24,850

Total liabilities and shareholders' equity	$584,026			$630,171

Excess of interest-earning assets over interest-bearing liabilities	$37,449			$33,423

Net interest income		$8,926			$9,177

Net interest rate spread(3)			2.74%			2.62%

Net interest margin(4)			3.11%			2.93%

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
  Six Months Ended June 30, 2001 and 2000

    The following table sets forth the composition of average interest-earning assets and average interest-bearing liabilities by category and by the percentage of each category to the total for the periods indicated, including the change in average balance, composition, and yield/rate between these respective periods (dollars in thousands):

	Six Months Ended June 30,
	2001			2000			Increase (Decrease)
	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate
Interest-Earning Assets:
Loans	$398,176	68.9%	9.50%	$377,567	59.9%	9.48%	$20,609	9.0%	0.02%
Securities purchased under resale agreements	8,939	1.5%	4.90%	969	0.1%	6.23%	7,970	1.4%	(1.33)%
Investment securities available for sale:
U.S. government sponsored agency securities:
Callable bonds	123,659	21.4%	6.49%	243,632	38.7%	6.49%	(119,973)	(17.3)%	0.00%
Mortgage-backed securities	43,341	7.5%	6.11%	3,973	0.6%	7.05%	39,368	6.9%	(0.94)%
Corporate debt securities	4,113	0.7%	7.54%	4,098	0.7%	8.54%	15	0.0%	(1.00)%

Total investment securities	171,113	29.6%	6.42%	251,703	40.0%	6.53%	(80,590)	(10.4)%	(0.11)%

Total interest-earning assets	$578,228	100.0%	8.54%	$630,239	100.0%	8.31%	$(52,011)	0.23%

Interest-Bearing Liabilities:
Money market checking	$13,584	2.5%	3.27%	$16,985	2.8%	4.26%	$(3,401)	(0.3)%	(0.99)%
Savings accounts	142,229	26.3%	4.05%	175,003	29.3%	4.95%	(32,774)	(3.0)%	(0.90)%
Certificates of deposit	306,585	56.7%	6.40%	288,724	48.4%	5.87%	17,861	8.3%	0.53%

Total deposits	462,398	85.5%	5.59%	480,712	80.5%	5.48%	(18,314)	5.0%	0.11%

Securities sold under repurchase agreements	6,192	1.1%	5.93%	41,107	6.9%	6.34%	(34,915)	(5.8)%	(0.41)%
Borrowings from State of California	14,939	2.8%	5.54%	27,417	4.6%	5.71%	(12,478)	(1.8)%	(0.17)%
Term borrowings	40,000	7.4%	6.62%	30,330	5.1%	5.82%	9,670	2.3%	0.80%
Trust preferred securities	17,250	3.2%	9.38%	17,250	2.9%	9.37%	—	0.3%	0.01%

Total borrowings	78,381	14.5%	6.97%	116,104	19.5%	6.51%	(37,723)	(5.0)%	0.46%

Total interest-bearing liabilities	$540,779	100.0%	5.80%	$596,816	100.0%	5.69%	$(56,037)	0.11%

Excess of interest-earning assets over interest-bearing liabilities	$37,449			$33,423			$4,026
Net interest rate spread			2.74%			2.62%			0.12%
Net interest margin			3.11%			2.93%			0.18%

  Volume and Rate Variance Analysis of Net Interest Income
  Six Months Ended June 30, 2001 and 2000

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

	Six Months Ended June 30, 2001 vs. 2000
	Increase (Decrease) Due To
	Volume	Rate	Total
Interest Income:
Loans	$923	$36	$959
Securities purchased under resale agreements	195	(8)	187
Investment securities available for sale:
U.S. government sponsored agency securities:
Callable bonds	(3,891)	—	(3,891)
Mortgage-backed securities	1,206	(21)	1,185
Corporate debt securities	1	(21)	(20)

Total investment securities	(2,684)	(42)	(2,726)

Total interest income	(1,566)	(14)	(1,580)

Interest Expense:
Money market checking	(65)	(75)	(140)
Savings accounts	(736)	(714)	(1,450)
Certificates of deposit	533	777	1,310

Total deposits	(268)	(12)	(280)

Securities sold under repurchase agreements	(1,035)	(79)	(1,114)
Borrowings from State of California	(352)	(23)	(375)
Term borrowings	307	132	439
Trust preferred securities	—	1	1

Total borrowings	(1,080)	31	(1,049)

Total interest expense	(1,348)	19	(1,329)

Net interest income	$(218)	$(33)	$(251)

Net Interest Income—Six Months Analysis

    Net interest income decreased by $251,000, to $8.9 million, during the six months ended June 30, 2001 compared to the same period in 2000, primarily due to a $218,000 decrease attributable to changes in volume. This was principally due to a decrease in interest income resulting from the calls and sales of $164.7 million of callable bonds during the five-month period from December of 2000 to April of 2001, partially offset by an increase interest income due to the purchases of $82.5 million of mortgage-backed securities during February, March and May of 2001, as well as to a reduction of interest expense resulting from deposit run-off and the pay down of securities sold under repurchase agreements and borrowings from the State of California.

    The net interest rate spread increased by 12 basis points, to 2.74%, during the six months ended June 30, 2001, compared to the same period last year. This was primarily due to an increase of 23 basis points, to 8.54%, in the yield on average total interest-earning assets, partially offset by an increase of 11 basis points, to 5.80%, in the rate paid on average total interest-bearing liabilities. The yield earned on average total interest-earning assets increased principally due to a change in the composition of average total interest-earning assets to higher yield loans from lower yield investment securities, which resulted primarily from the calls and sales of callable bonds.

    The rate paid on average total interest-bearing liabilities increased primarily due to a rise of 11 basis points, to 5.59%, in the rate on average deposits, which, in turn, resulted from a growth of 53 basis points, to 6.40%, in the rate on average certificates of deposit. This occurred, despite current reductions in 2001 by the Company in its certificate of deposit rates, principally due to the significant rate increases in this product made by the Company during the second quarter of 2000 and to the fixed rate, long-term nature of this product. As these older, higher rate certificates of deposit mature and are replaced by newer, lower rate certificates, then the overall rate on the Company's certificates has, and should continue to, come down. Contributing to the increase in the rate on average deposits was a shift in the mix of average deposits to the higher rate, average certificates of deposit from the lower rate, average money market checking and average savings accounts. Partially offsetting the increase in the rate on average deposits were decreases of 99 basis points and 90 basis points in the rates on average money market checking accounts and average savings accounts, respectively.

  Total Interest Income—Six Months Analysis

    Total interest income decreased by $1.6 million, to $24.5 million, during the six months ended June 30, 2001 compared to the same period in 2000, and was primarily due to the reduction in average total interest-earning assets, which reduced interest income by $1.6 million.

    Average total interest-earning assets declined by $52.0 million to $578.2 million, during the first six months of 2001 compared to the same period in 2000, and was principally due to a decrease in average callable bonds of $120.0 million, to $123.7 million, partially offset by an increase of $39.4 million, to $43.3 million, in average mortgage-backed securities and an increase of $20.6 million, to $398.2 million, in average loans.

    The changes in average investment securities and average loans resulted in a shift in the mix of average total interest-earning assets to higher yield loans from lower yield investment securities. The percentage of average loans to average total interest-earning assets increased to 68.9% during the six months ended June 30, 2001 from 59.9% during the same period last year.

    The reasons for the decrease in average callable bonds and increase in average mortgage-backed securities were discussed previously. See "Results of Operations—Total Interest Income—Three Months Analysis.

    The yield on average total interest-earning assets increased by 23 basis points, to 8.54%, during the six months ended June 30, 2001 compared to the same period in 2000, primarily due to a change in the composition of average total interest-earning assets to higher yield loans from lower yield investment securities, and to a lesser extent, due to an increase of two basis points, to 9.50%, in the yield on average loans. Partially offsetting the increase in the yield on average total interest-earning assets were the following decreases attributable to the declining interest rate environment during the first six months of 2001:

  •
  The yield on average short-term securities purchased under resale agreements decreased 133 basis points, to 4.90%.

  •
  The yield on average fixed rate mortgage-backed securities dropped 94 basis points, to 6.11%, primarily due to the lower yield purchases of $82.5 million made during the lower interest rate environment of 2001 with the proceeds from the calls and sales of callable bonds.

  •
  The yield on average variable rate corporate debt securities declined 100 basis points, to 7.54%, reflecting the downward repricing of these variable rate instruments.

  Total Interest Expense—Six Months Analysis

    Total interest expense decreased by $1.3 million, to $15.5 million, during the six months ended June 30, 2001 compared to the same period in 2000, and was primarily due to the reduction in average total interest-bearing liabilities, which reduced interest expense by $1.3 million.

    Average total interest-bearing liabilities decreased by $56.0 million, to $540.8 million, during the first six months of 2001 compared to the same period in 2000, and was due to decreases of $37.7 million and $18.3 million in average borrowings and average deposits, respectively. The changes in average borrowings and average deposits resulted in a shift in the mix of average total interest-bearing liabilities to lower rate deposits from higher rate borrowings. The percentage of average deposits to average total interest-bearing liabilities increased to 85.5% during the first six months of 2001 from 80.5% during the same period last year.

    The decrease in average deposits of $18.3 million, to $462.4 million, during the first six months of 2001 compared to the same period last year, was principally due to a decrease of $32.8 million in lower rate average savings accounts, and to a lesser extent, a reduction of $3.4 million in lower rate average money market checking accounts, partially offset by an increase of $17.9 million in higher rate average certificates of deposit. The increase in average certificates of deposit occurred despite current rate reductions in 2001 by the Company, principally as a result of significant rate increases in this product made by the Company during the second quarter of 2000, when the actual balance increased $48.5 million, or 17.3%, to $329.1 million. This resulted in a change in the Company's mix of deposits. The percentage of average certificates of deposit to average total deposits increased to 66.3% for the first six months of 2001 from 60.1% for the same period in 2000.

    The decrease in average borrowings of $37.7 million, to $78.4 million, during the first six months of 2001 compared to the same period last year, was principally due to decreases of $34.9 million and $12.5 million in average securities sold under repurchase agreements and average borrowings from the State of California, respectively, partially offset by an increase in average term borrowings of $9.7 million. The reductions in these short-term, lower rate borrowings resulted in a shift in the composition of average borrowings to the long-term, higher rate trust preferred securities. The percentage of average trust preferred securities to average borrowings increased to 22.0% during the six months ended June 30, 2001 from 14.9% during the same period last year.

    The rate on average total interest-bearing liabilities increased by 11 basis points, to 5.80%, during the six months ended June 30, 2001 compared to the same period in 2000, and was principally due to the following factors:

  •
  The rate on average deposits increased by 11 basis points, to 5.59%, and was discussed above under "Net Interest Income—Six Months Analysis".

  •
  The rate on average borrowings increased by 46 basis points, to 6.97%.

  •
  The mix of average deposits shifted to higher rate certificates of deposit from lower rate savings/money market checking accounts.

    Partially offsetting the increase in the rate on average total interest-bearing liabilities was the shift in the mix to lower rate deposits from higher rate borrowings.

    The 46 basis point increase in the rate on average borrowings was primarily due to the above mentioned shift in the composition of average borrowings to higher rate trust preferred securities, as well as to the increase of 80 basis points, to 6.62%, in the rate on average term borrowings. See "Results of Operations—Total Interest Expense—Three Months Analysis" for discussion of additional factors affecting the rate on average borrowings.

Provision for Loan Losses

    During the three months ended June 30, 2001, the Company decreased its provision for loan losses by $85,000, to $40,000, compared to the same period in 2000. During the six months ended June 30, 2001, the Company decreased its provision for loan losses by $295,000, to $80,000, compared to the same period in 2000. The Company uses the provision for loan losses to establish the allowance for loan losses based on management's evaluation of the risk inherent in the loan portfolio. See "Financial Condition—Allowance for Loan Losses."

Non-interest Income

    The following table sets forth certain information with respect to the Company's non-interest income for the periods indicated (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	Amounts		Increase (Decrease)		Amounts		Increase (Decrease)
	2001	2000	$	%	2001	2000	$	%
Loan prepayment and late fee income	$78	$49	$29	59.2%	$210	$151	$59	39.1%
Gain on sale of SBA 7(a) loans	149	—	149	100.0%	310	—	310	100.0%
Gain on sale of SBA 504 loans and broker fee income	131	—	131	100.0%	229	—	229	100.0%
Gain (loss) on sale of investment securities	1	—	1	100.0%	(11)	—	(11)	(100.0)%
Gain on sale of other real estate owned	—	—	—	—	—	115	(115)	(100.0)%
Other income	200	125	75	60.0%	360	281	79	28.1%

Total non-interest income	$559	$174	$385	221.3%	$1,098	$547	$551	100.7%

    Non-interest income for the three months ended June 30, 2001 increased by $385,000, to $559,000, compared to the same period in 2000. This was primarily due to the gain on sale of SBA 7(a) loans of $149,000 and the gain on sale of SBA 504 loans and broker fee income of $131,000.

    Non-interest income for the six months ended June 30, 2001 increased by $551,000 to $1.1 million, compared to the same period in 2000. This was principally due to the gain on sale of SBA 7(a) loans of $310,000 and the gain on sale of SBA 504 loans and broker fee income of $229,000.

Non-interest Expense

    The following table sets forth certain information with respect to the Company's non-interest expense for the periods indicated (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	Amounts		Increase (Decrease)		Amounts		Increase (Decrease)
	2001	2000	$	%	2001	2000	$	%
Salaries and employee benefits	$1,654	$1,414	$240	17.0%	$3,255	$2,912	$343	11.8%
Net occupancy expenses	411	360	51	14.2%	802	746	56	7.5%
Communication and data processing	262	222	40	18.0%	515	442	73	16.5%
Advertising and promotion	52	51	1	2.0%	122	119	3	2.5%
FDIC insurance premiums	25	26	(1)	(3.8)%	52	52	—	—
Credit and collection expenses	—	—	—	—	—	2	(2)	(100.0)%
Other real estate owned expenses	—	(6)	6	100.0%	—	(4)	4	100.0%
Other expenses	312	275	37	13.5%	564	579	(15)	(2.6)%

Total non-interest expense	$2,716	$2,342	$374	16.0%	$5,310	$4,848	$462	9.5%

    Non-interest expense for the three months ended June 30, 2001 increased by $374,000, to $2.7 million, compared to the same period in 2000. This was primarily due to increases of $240,000, $51,000, and $40,000 in salaries and employee benefits, net occupancy expenses, and communication and data processing, respectively.

    Non-interest expense for the six months ended June 30, 2001 increased by $462,000, to $5.3 million, compared to the same period in 2000. This was primarily due to increases of $343,000, $56,000, and $73,000 in salaries and employee benefits, net occupancy expenses, and communication and data processing, respectively.

    The increases in salaries and employee benefits for the three and six months ended June 30, 2001 compared to the same periods in 2000 were primarily due to the following factors:

  •
  In January of 2001, employee base salaries increased by approximately 4%.

  •
  In June of 2000, the Company hired a commercial marketing representative in Laguna Hills, California to handle lending in Orange County and the Inland Empire.

  •
  During the last seven months of 2000, the Company hired one Senior Vice President, four Vice Presidents, and four other personnel in San Diego to expand the Company's SBA lending capabilities in that area. During the first six months of 2001, the Company hired one Vice President and two other employees for its SBA operations in San Diego and one Vice President for SBA lending in Orange County.

FINANCIAL CONDITION

Balance Sheet Analysis

    The following table presents condensed balance sheets as of the dates indicated and the dollar and percentage changes between the periods (in thousands):

			Increase (Decrease)
	June 30, 2001	December 31, 2000
			$	%
Assets
Cash and cash equivalents	$9,933	$5,336	$4,597	86.2%
Investment securities available for sale, at market	141,353	234,448	(93,095)	(39.7)%
Net loans	391,525	393,045	(1,520)	(0.4)%
Other assets	13,114	15,831	(2,717)	(17.2)%

Total assets	$555,925	$648,660	$(92,735)	(14.3)%

Liabilities
Money market checking	$13,826	$14,414	$(588)	(4.1)%
Savings accounts	138,541	148,347	(9,806)	(6.6)%
Certificates of deposit	271,916	336,076	(64,160)	(19.1)%

Total deposits	424,283	498,837	(74,554)	(14.9)%

Securities sold under repurchase agreements		23,500	(23,500)	(100.0)%
Borrowings from State of California	30,000	28,000	2,000	7.1%
Term borrowings	40,000	40,000	—	—
Trust preferred securities	17,250	17,250	—	—

Total borrowings	87,250	108,750	(21,500)	(19.8)%

Total interest-bearing liabilities	511,533	607,587	(96,054)	(15.8)%
Other liabilities	7,838	7,143	695	9.7%

Total liabilities	519,371	614,730	(95,359)	(15.5)%

Shareholders' Equity
Common stock, at par	30	30	—	0.0%
Additional paid-in capital	27,779	27,790	(11)	(0.0)%
Retained earnings	16,843	14,542	2,301	15.8%
Accumulated other comprehensive loss—unrealized loss on investment securities, net	(286)	(1,532)	1,246	81.3%
Common stock in treasury, at cost	(7,812)	(6,900)	(912)	(13.2)%

Total shareholders' equity	36,554	33,930	2,624	7.7%

Total liabilities and shareholders's equity	$555,925	$648,660	$(92,735)	(14.3)%

    Total assets declined by $92.7 million, to $555.9 million, during the six months ended June 30, 2001, primarily due to a $93.1 million decrease in investment securities, which principally consisted of the following activity:

  •
  Issuer calls of $140.2 million of callable bonds, with a weighted average yield of 6.41%;

  •
  Sale of $10.0 million of callable bonds, with a weighted average yield of 5.63%;

  •
  Sale of $23.7 million of mortgage-backed securities, with a weighted average yield of 6.04%;

  •
  Purchases of $82.5 million of mortgage-backed securities, with a weighted average yield of 6.61%.

    Net loans decreased by $1.5 million, to $391.5 million, during the six months ended June 30, 2001, primarily due to $28.9 million of principal payments, $5.3 million in sales of SBA guaranteed 7(a) loans, and $2.4 million in sales of SBA 504 loans, partially offset by originations of $35.3 million.

    Total liabilities decreased by $95.4 million, to $519.4 million, during the six months ended June 30, 2001, primarily due to decreases of $74.6 million and $21.5 million in deposits and borrowings, respectively.

    The decrease in deposits of $74.6 million, to $424.3 million, during the first six months of 2001 was comprised of decreases of $64.2 million, $9.8 million, and $0.6 million in certificates of deposit, savings accounts, and money market checking accounts, respectively. The decrease in deposits was primarily attributable to the Company's lowering of its deposit rates in anticipation of and in response to the successive 50 basis point reductions in the federal funds rate by the Federal Reserve on January 3, January 31, March 20, April 18, and May 16 of 2001, as well as the 25 basis point reduction on June 27, 2001. The decrease in deposits was funded primarily with the proceeds from the calls and sale of callable bonds.

    The decrease in borrowings of $21.5 million, to $87.3 million, during the first six months of 2001 was principally due to a decrease of $23.5 million in securities sold under repurchase agreements, partially offset by a $2.0 million increase in borrowings from the State of California. The reduction in borrowings was funded primarily with the proceeds from the calls and sale of callable bonds.

    Shareholders' equity increased by $2.6 million, to $36.6 million, during the six months ended June 30, 2001. Changes to shareholders' equity were due to the following factors:

  •
  The Company recorded $2.7 million of net income for the first six months of 2001.

  •
  The Company declared and paid cash dividends of $398,000 for the first six months of 2001.

  •
  Accumulated other comprehensive loss decreased by $1.2 million during the first six months of 2001 primarily due to the calls and sale of callable bonds available for sale, as well as an increase in market value of the Company's investment securities available for sale.

  •
  Common stock in treasury increased by $0.9 million during the first six months of 2001, primarily due to the $1.0 million purchase of 54,500 shares of the Company's common stock under its stock repurchase plan. Partially offsetting this increase and thereby reducing the number of treasury shares was the issuance of 7,397 shares of common stock in treasury, at an aggregate cost of $109,000, under the Company's employee stock purchase plan, non-employee directors stock purchase plan, and employee stock option plan.

Allowance for Loan Losses

    The allowance for loan losses increased by $174,000, to $7.4 million, during the six months ended June 30, 2001, due to $80,000 recorded in provision for loan losses and net recoveries of $94,000. During the first six months of 2001, the overall level of classified loans did not change significantly and the balance of gross loans decreased by $1.3 million. The Company had no non-accrual loans at June 30, 2001. The allowance for loan losses as a percentage of loans increased to 1.86% at June 30, 2001, from 1.81% at December 31, 2000.

    The calculation of the adequacy of the allowance for loan losses is based on a variety of factors, including growth in the Company's loan portfolio, the adequacy of collateral securing the loans in the loan portfolio, current delinquency trends, historical loan loss experience, regional real estate economic conditions, and overall economic trends impacting the Company's real estate lending portfolio. As of June 30, 2001, commercial real estate loans comprised 95.8% of the Company's gross loan portfolio.

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

    The following table sets forth certain information with respect to the Company's allowance for loan losses for the periods indicated (dollars in thousands):

	Six Months Ended June 30, 2001	Six Months Ended June 30, 2000	Twelve Months Ended December 31, 2000
Allowance at beginning of period	$7,240	$6,450	$6,450
Provision for loan losses	80	375	604
Net (charge-offs) recoveries:
Charge-offs	(34)	—	(123)
Recoveries	128	257	309

Total net recoveries	94	257	186

Allowance at end of period	$7,414	$7,082	$7,240

Allowance to total loans	1.86%	1.84%	1.81%
Allowance to non-accrual loans	—	597.64%	—

NON-PERFORMING ASSETS

    The following table sets forth non-accrual loans and OREO as of the dates indicated (dollars in thousands):

	June 30, 2001	December 31, 2000
Non-accrual loans	$—	$—
Other real estate owned (OREO)	—	—

Total non-performing assets	$—	$—

Non-accrual loans to total loans	—	—
Total non-performing assets to total assets	—	—

    During the first quarter of 2001, two loans totaling $889,000 transferred to non-accrual status from accrual status, and were comprised of an $859,000 commercial real estate loan and a $30,000 SBA 7(a) loan. During the second quarter of 2001, the first loan was paid off and the second loan was charged off.

LIQUIDITY

    The Company's primary sources of funds are deposits, borrowings, and payments of principal and interest on loans and investment securities. While maturities and scheduled principal amortization on loans are a reasonably predictable source of funds, deposit flows and mortgage loan prepayments are greatly influenced by the level of interest rates, economic conditions, and competition. As a measure of protection against these uncertainties, the Company maintains borrowing relationships with several brokers, whereby the Company is able to borrow funds that are secured by pledging specific amounts of certain U.S. government sponsored agency securities. The Company is generally able to borrow up to 98% of the market value of these securities. As of June 30, 2001, the market values of U.S. government sponsored agency securities that were available for collateral purposes totaled $54.6 million.

    During the second quarter of 2001, the Bank became a member of the FHLB, which will be a source of fixed rate borrowings. Under the FHLB's lending program the Bank has the option to use its commercial real estate loans as collateral for its borrowings. The Bank is initially able to borrow up to approximately $115 million from the FHLB.

    The Bank also has a fixed rate borrowing facility with the State of California Treasurer's Office under which the Bank can borrow an amount not to exceed its unconsolidated total shareholder's equity. Borrowing maturity dates under this program cannot exceed one year. As of June 30, 2001, the Bank's unconsolidated total shareholder's equity was $49.3 million and the Bank's outstanding borrowings from the State of California totaled $30.0 million.

DIVIDENDS

    As a Delaware corporation, Pacific Crest may pay common dividends out of surplus or, if there is no surplus, from net profits for the current and preceding fiscal year. Pacific Crest, on an unconsolidated basis, had approximately $3.5 million in cash and investments less current liabilities and short-term debt at June 30, 2001. However, these funds are necessary to pay future operating expenses of Pacific Crest, service all outstanding debt, including the $17.25 million junior subordinated debentures payable to PCC Capital, and fund possible future capital infusions into the Bank. Without dividends from the Bank, Pacific Crest must rely solely on existing cash, investments, and the ability to secure borrowings. During the first quarter of 2001, the Company declared and paid a cash dividend of $0.08 per common share for a total of $199,000. During the second quarter of 2001, the Company declared and paid a cash dividend of $0.08 per common share for a total of $199,000. On July 27, 2001, the Company announced that the Board of Directors had declared a cash dividend of $0.08 per common share for the third quarter of 2001. The dividends will be paid to shareholders of record at the close of business on September 4, 2001 and is payable on September 17, 2001. The Company anticipates that it will pay a dividend for the fourth quarter of 2001.

    The Bank's ability to pay dividends to Pacific Crest is restricted by California state law, which requires that sufficient retained earnings be available to pay the dividend. During the first quarter of 2001, the Bank declared and paid a cash dividend of $600,000 to Pacific Crest. During the second quarter of 2001, the Bank declared and paid a cash dividend of $800,000 to Pacific Crest. At June 30, 2001, the Bank had retained earnings of $19.8 million available for dividend payments. The Bank anticipates that it will continue to declare and pay quarterly dividends to Pacific Crest during the remainder of 2001.

CAPITAL RESOURCES

    The Company's objective is to maintain a level of capital that will support sustained asset growth, provide for anticipated credit risks, and ensure that regulatory guidelines and industry standards are met. Pacific Crest and the Bank are subject to certain minimum capital adequacy and minimum well capitalized category guidelines adopted by the Federal Reserve and the FDIC. These guidelines relate primarily to the leverage ratio, the Tier 1 risk-based capital ratio, and the total risk-based capital ratio. The minimum well capitalized required ratios are 5.00% leverage, 6.00% Tier 1 risk-based capital, and 10.00% total risk-based capital. The minimum capital adequacy required ratios are 4.00% leverage, 4.00% Tier 1 risk-based capital, and 8.00% total risk-based capital. At June 30, 2001, Pacific Crest and the Bank were in compliance with all such capital requirements.

    The following table presents the regulatory ratios of Pacific Crest and the Bank as of the dates indicated:

	Leverage Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio
Actual
June 30, 2001
Pacific Crest Capital, Inc.	8.77%	11.74%	14.18%
Pacific Crest Bank	8.91%	11.90%	13.16%
December 31, 2000
Pacific Crest Capital, Inc.	7.16%	10.63%	13.11%
Pacific Crest Bank	7.36%	10.82%	12.07%
Requirements
Minimum Well Capitalized	5.00%	6.00%	10.00%
Minimum Capital Adequacy	4.00%	4.00%	8.00%

    The increase in the capital ratios from December 31, 2000 to June 30, 2001 was primarily due to the decrease in total assets of $92.7 million during the first six months of 2001, which was principally due to the calls and sale of callable bonds.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

    The Company's primary market risk is interest rate risk. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time to maximize income. Management realizes certain risks are inherent and that the goal is to identify and minimize the risks. The Company's exposure to market risk is reviewed on a regular basis by the Asset/Liability committee. Tools used by management include an interest rate shock analysis and, to a lesser extent, the standard GAP report, which measures the estimated difference between the amount of interest-sensitive assets and interest-sensitive liabilities anticipated to mature or reprice during future periods, based on certain assumptions. The Company has no market risk sensitive instruments held for trading purposes and is not currently engaged in transactions involving derivative financial instruments. Management believes that the Company's market risk is reasonable at this time.

    The following table is a summary of the Company's one-year GAP as of the dates indicated (in thousands):

	June 30, 2001	December 31, 2000	Increase (Decrease)
Total interest-sensitive assets maturing or repricing within one year ("one-year assets")	$332,067	$442,686	$(110,619)
Total interest-sensitive liabilities maturing or repricing within one year ("one-year liaiblities")	421,484	466,415	(44,931)

One-year GAP	$(89,417)	$(23,729)	$(65,688)

    The one-year GAP decreased $65.7 million during the first six months of 2001, principally due to a decrease in one-year assets of $110.6 million, partially offset by a decrease in one-year liabilities of $44.9 million.

    The decrease in one-year assets was primarily due to the calls and sale of $150.2 million of fixed rate callable bonds, which were reported in the one-year category at December 31, 2000, due to the lowering of the federal funds rate by the Federal Reserve in January 2001, and thus the likelihood that these securities would be called. The proceeds from these calls and sale were partially re-invested into long-term fixed rate mortgage-backed securities. Partially offsetting the decrease in these one-year callable bonds was an increase of $35.3 million in loans in the one year category.

    The decrease in one-year liabilities was primarily due to decreases of $23.5 million, $23.4 million and $9.8 million in securities sold under repurchase agreements, certificates of deposit in the one year category, and savings accounts, respectively. The reductions in these categories were funded with proceeds from the calls and sale of callable bonds. Partially offsetting these decreases was the movement of $10.0 million in term borrowings into the one-year category from the 12 to 18 month category.

    The Company has assumed, for purposes of the GAP table below, that its money market checking and savings accounts reprice immediately. The Company has also assumed that its callable bonds mature/reprice at the initial call date, due to the significant lowering of the federal funds rate by the Federal Reserve during the first six months of 2001, and thus the likelihood that these securities will be called.

    The GAP table below provides information about the Company's balance sheet non-derivative financial instruments at June 30, 2001 that are sensitive to changes in interest rates. For all financial instruments, the table presents the outstanding principal balance and the weighted average interest yield/rate of the instruments by either the date that the instrument can be repriced, for variable rate financial instruments, or the maturity date, for fixed rate financial instruments (dollars in thousands):

	Maturity or Repricing Date
June 30, 2001	Within 6 Months	Over 6 to 12 Months	Over 12 to 18 Months	Over 18 to 24 Months	Over 24 Months	Total
Interest-Sensitive Assets:
Securities purchased under resale agreements	$4,990	$—	$—	$—	$—	$4,990
average yield (variable rate)	3.70%	—	—	—	—	3.70%
U.S. government sponsored agency callable bonds	79,191	—	—	—	—	79,191
average yield (fixed rate)	6.55%	—	—	—	—	6.55%
U.S. government sponsored agency mortgage-backed securities	—	—	—	—	58,580	58,580
average yield (fixed rate)	—	—	—	—	6.56%	6.56%
Corporate debt securities	3,582	—	—	—	—	3,582
average yield (variable rate)	6.26%	—	—	—	—	6.26%
Loans, gross	186,966	57,338	22,486	20,599	111,574	398,963
average yield	9.66%	8.42%	8.54%	9.13%	8.46%	9.05%

Total interest-sensitive assets	$274,729	$57,338	$22,486	$20,599	$170,154	$545,306

Interest-Sensitive Liabilities:
Money market checking	$13,826	$—	$—	$—	$—	$13,826
average rates (variable rate)	3.13%	—	—	—	—	3.13%
Savings accounts	138,541	—	—	—	—	138,541
average rates (variable rate)	3.93%	—	—	—	—	3.93%
Certificates of deposit	153,731	75,386	18,638	3,691	20,470	271,916
average rates (fixed rate)	6.19%	5.97%	6.58%	6.22%	6.17%	6.15%
Securities sold under repurchase agreements	—	—	—	—	—	—
average rates (variable rate)	—	—	—	—	—	—
Borrowings from State of California	30,000	—	—	—	—	30,000
average rate (fixed rate)	3.62%	—	—	—	—	3.62%
Term borrowings	—	10,000	30,000	—	—	40,000
average rates (fixed rate)	—	6.65%	6.62%	0.00%	—	6.63%
Trust preferred securities	—	—	—	—	17,250	17,250
average rates (fixed rate)	—	—	—	—	9.38%	9.38%

Total interest-sensitive liabilities	$336,098	$85,386	$48,638	$3,691	$37,720	$511,533

GAP	$(61,369)	$(28,048)	$(26,152)	$16,908	$132,434	$33,773

Cumulative GAP	(61,369)	(89,417)	(115,569)	(98,661)	33,773

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

    None.

ITEM 2. Changes in Securities

    None.

ITEM 3. Defaults upon Senior Securities

    None.

ITEM 4. Submission of Matters to a Vote of Security Holders

    At the annual meeting of the Company's shareholders, held on May 11, 2001, the following matter was submitted to a vote of shareholders with the indicated number of votes being cast for or abstaining:

  1.
  To elect two members to the board of directors for a term of three years and to serve until his successor is elected and qualified.

	Number of Votes
	For	Abstaining
Martin J. Frank	2,377,177	10,606
Steven J. Orlando	2,218,157	169,626

      The Company's other directors, Gary Wehrle, Richard S. Orfalea, and Rudolph I. Estrada, are serving for a term of three years. The terms for Mr. Wehrle and Mr. Orfalea expire at the annual meeting of shareholders in 2002. The term for Mr. Estrada expires at the annual meeting of shareholders in 2003.

ITEM 5. Other Information

    None.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
	10.9	Office lease between 9320 Wilshire Associates and Pacific Crest Bank, dated May 16, 2001 (Beverly Hills Branch)
	10.10	Office lease between Gulf Construction Company and Pacific Crest Bank, dated December 4, 1998 (San Diego Branch)
	10.11	Office lease between Robert Sarno, Trustee and Frances Sarno, Trustee and Pacific Crest Bank, dated Decmeber 31, 1997 (Encino Branch)
	10.12	Office lease between The Klussman Family Trust and Pacific Crest Bank, dated December 16, 1998 (Agoura Hills Corporate Office)
	10.13	Office lease between American Brewing Company, Ltd. and Pacific Crest Bank, dated October 17, 2000 (San Diego SBA Loan Production Office)
	10.14.1	Employment agreement between the Company and Gary Wehrle
(b)	Reports on Form 8-K
The Company filed no reports on Form 8-K during the quarter ended June 30, 2001.

SIGNATURES

    Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC CREST CAPITAL, INC.
Date: August 13, 2001	/s/ GARY WEHRLE Gary Wehrle President and Chief Executive Officer
Date: August 13, 2001	/s/ ROBERT J. DENNEN Robert J. Dennen Senior Vice President, Chief Financial Officer Corporate Secretary

QuickLinks

PACIFIC CREST CAPITAL, INC. JUNE 30, 2001 FORM 10-Q TABLE OF CONTENTS
PACIFIC CREST CAPITAL, INC. CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)
PACIFIC CREST CAPITAL, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (dollars in thousands, except per share data)
PACIFIC CREST CAPITAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited) (dollars and shares in thousands)
PACIFIC CREST CAPITAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in thousands)
PACIFIC CREST CAPITAL, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2001 (Unaudited)
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
SELECTED QUARTERLY FINANCIAL DATA (dollars in thousands, except per share data)
SELECTED QUARTERLY FINANCIAL DATA (dollars in thousands)
SELECTED QUARTERLY INCOME STATEMENT DATA (in thousands)
SELECTED QUARTERLY BALANCE SHEET DATA (in thousands)
SELECTED QUARTERLY AVERAGE BALANCE SHEET AND SPREAD DATA (dollars in thousands)
RESULTS OF OPERATIONS
FINANCIAL CONDITION
NON-PERFORMING ASSETS
LIQUIDITY
DIVIDENDS
CAPITAL RESOURCES
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings
ITEM 2. Changes in Securities
ITEM 3. Defaults upon Senior Securities
ITEM 4. Submission of Matters to a Vote of Security Holders
ITEM 5. Other Information
ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES