Form 10-Q
period 2001-09-30
PACIFIC CREST CAPITAL INC
filed 2001-11-13
CIK 912048

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

    As of October 17, 2001, the number of shares outstanding of the registrant's $.01 par value Common Stock was 2,440,149.

9.375% Cumulative Trust Preferred Securities of PCC Capital I

Guarantee of Pacific Crest Capital, Inc. with respect to the
9.375% Cumulative Trust Preferred Securities of PCC Capital I

PACIFIC CREST CAPITAL, INC.
SEPTEMBER 30, 2001 FORM 10-Q
TABLE OF CONTENTS

PACIFIC CREST CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	September 30, 2001	December 31, 2000
	(Unaudited)	(Audited)
Assets
Cash	$3,298	$2,319
Securities purchased under resale agreements	33,312	3,017

Cash and cash equivalents	36,610	5,336

Investment securities available for sale, at market	65,767	234,448
Loans:
Commercial real estate loans	400,275	382,596
SBA loans held for investment	10,038	5,949
SBA loans held for sale, at lower of cost or market	10,318	10,904
Other loans	4,114	814

Gross loans	424,745	400,263
Deferred loan costs	13	22
Allowance for loan losses	(7,559)	(7,240)

Net loans	417,199	393,045

Deferred income taxes, net	4,917	6,235
Accrued interest receivable	2,573	6,582
Prepaid expenses and other assets	2,845	1,702
Premises and equipment	1,251	1,312
Other real estate owned	—	—

Total assets	$531,162	$648,660

Liabilities
Deposits:
Money market checking	$17,296	$14,414
Savings accounts	143,551	148,347
Certificates of deposit	265,702	336,076

Total deposits	426,549	498,837

Borrowings:
Securities sold under repurchase agreements	—	23,500
Borrowings from State of California	—	28,000
Term borrowings	40,000	40,000
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures ("Trust preferred securities")	17,250	17,250

Total borrowings	57,250	108,750

Total interest-bearing liabilities	483,799	607,587
Accrued interest payable and other liabilities	9,619	7,143

Total liabilities	493,418	614,730

Shareholders' Equity
Common stock, $.01 par value (10,000,000 shares authorized, 2,986,530 shares issued at September 30, 2001 and December 31, 2000)	30	30
Additional paid-in capital	27,778	27,790
Retained earnings	17,967	14,542
Accumulated other comprehensive income (loss)	164	(1,532)
Common stock in treasury, at cost (537,061 shares at September 30, 2001 and 471,110 shares at December 31, 2000)	(8,195)	(6,900)

Total shareholders' equity	37,744	33,930

Total liabilities and shareholders' equity	$531,162	$648,660

Tangible book value per common share	$15.41	$13.49

See accompanying Notes to Consolidated Financial Statements.

PACIFIC CREST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Interest income:
Loans	$9,428	$9,605	$28,194	$27,412
Securities purchased under resale agreements	135	47	352	77
Investment securities available for sale	1,760	4,108	7,251	12,325

Total interest income	11,323	13,760	35,797	39,814

Interest expense:
Deposits:
Money market checking	107	155	327	515
Savings accounts	1,182	2,074	4,039	6,381
Certificates of deposit	3,960	5,371	13,692	13,793

Total interest on deposits	5,249	7,600	18,058	20,689

Borrowings:
Securities sold under repurchase agreements	29	338	211	1,634
Borrowings from State of California	193	497	609	1,288
Term borrowings	677	450	2,009	1,343
Trust preferred securities	404	405	1,213	1,213

Total interest on borrowings	1,303	1,690	4,042	5,478

Total interest expense	6,552	9,290	22,100	26,167

Net interest income	4,771	4,470	13,697	13,647
Provision for loan losses	150	125	230	500

Net interest income after provision for loan losses	4,621	4,345	13,467	13,147

Non-interest income:
Loan prepayment and late fee income	47	87	257	238
Gain on sale of SBA 7(a) loans	95	114	405	114
Gain on sale of SBA 504 loans and broker fee income	69	—	298	—
Gain on sale of investment securities	106	—	95	—
Gain on sale of other real estate owned	—	—	—	115
Other income	219	157	579	438

Total non-interest income	536	358	1,634	905

Non-interest expense:
Salaries and employee benefits	1,718	1,611	4,973	4,523
Net occupancy expenses	397	332	1,199	1,078
Communication and data processing	247	202	762	644
Legal, audit, and other professional fees	261	159	507	430
Advertising and promotion	48	56	170	175
Credit and collection expenses	—	(136)	—	(134)
Other real estate owned expenses	—	(6)	—	(10)
Other expenses	177	192	547	552

Total non-interest expense	2,848	2,410	8,158	7,258

Income before income taxes	2,309	2,293	6,943	6,794
Income tax provision	989	956	2,924	2,833

Net income	$1,320	$1,337	$4,019	$3,961

Earnings per common share:
Basic	$0.54	$0.53	$1.62	$1.57
Diluted	$0.50	$0.51	$1.51	$1.51

See accompanying Notes to Consolidated Financial Statements.

PACIFIC CREST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS' EQUITY
(Unaudited)
(dollars and shares in thousands)

			Common Stock in Treasury
	Common Stock						Accumulated Other Comprehensive Income (Loss)
					Additional Paid-in Capital	Retained Earnings		Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 1999	2,986	$30	(385)	$(5,989)	$27,885	$9,978	$(6,355)	$25,549
Comprehensive income:
Net income	—	—	—	—	—	3,961	—	3,961
Unrealized gain on investment securities available for sale, net of income taxes	—	—	—	—	—	—	1,518	1,518

Total comprehensive income								5,479
Issuances of common stock in treasury:
Employee stock purchase plan	—	—	4	55	(14)	—	—	41
Non-employee directors' stock purchase plan	—	—	3	47	(10)	—	—	37
Employee stock option plan	—	—	6	93	(52)	—	—	41
Purchase of common stock in treasury	—	—	(102)	(1,149)	—	—	—	(1,149)
Cash dividends paid ($0.21 per share)	—	—	—	—	—	(530)	—	(530)

Balances at September 30, 2000	2,986	$30	(474)	$(6,943)	$27,809	$13,409	$(4,837)	$29,468

Balances at December 31, 2000	2,986	$30	(471)	$(6,900)	$27,790	$14,542	$(1,532)	$33,930
Comprehensive income:
Net income	—	—	—	—	—	4,019	—	4,019
Unrealized gain on investment securities available for sale, net of income taxes	—	—	—	—	—	—	1,696	1,696

Total comprehensive income								5,715
Issuances of common stock in treasury:
Employee stock purchase plan	—	—	4	62	(7)	—	—	55
Non-employee directors' stock purchase plan	—	—	2	32	5	—	—	37
Employee stock option plan	—	—	2	33	(10)	—	—	23
Purchase of common stock in treasury	—	—	(74)	(1,422)	—	—	—	(1,422)
Cash dividends paid ($0.24 per share)	—	—	—	—	—	(594)	—	(594)

Balances at September 30, 2001	2,986	$30	(537)	$(8,195)	$27,778	$17,967	$164	$37,744

See accompanying Notes to Consolidated Financial Statements.

PACIFIC CREST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2001	2000
Operating activities:
Net income	$4,019	$3,961
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	230	500
Gain on sale of SBA 7(a) loans	(405)	(114)
Gain on sale of SBA 504 loans	(145)	—
Gain on sale of investment securities	(95)	—
Gain on sale of other real estate owned	—	(115)
Depreciation and amortization of premises and equipment	289	244
Accretion of deferred loan fees	(64)	(175)
Amortization of premium (discount) on investment securities	276	(18)
Deferred income tax expense (benefit)	90	(1,228)
Changes in operating assets and liabilities:
Accrued interest receivable	4,009	(285)
Prepaid expenses and other assets	(1,009)	702
Accrued interest payable and other liabilities	2,476	4,381

Net cash provided by operating activities	9,671	7,853

Investing activities:
Proceeds from calls and sales of callable bonds	229,187	—
Purchases of mortgage-backed securities	(107,955)	—
Proceeds from sales of mortgage-backed securities	42,423	—
Principal payments on mortgage-backed securities	7,770	184
Loan originations	(71,143)	(65,560)
Loan purchases	(2,879)	—
Proceeds from sales of SBA 7(a) loans	7,871	2,766
Proceeds from sales of SBA 504 loans	2,865	—
Principal payments on loans	39,382	32,032
Proceeds from sales of other real estate owned	—	75
Purchases of premises and equipment, net	(229)	(600)

Net cash provided by (used in) investing activities	147,292	(31,103)

Financing activities:
Net increase (decrease) in money market checking	2,882	(4,423)
Net decrease in savings accounts	(4,796)	(38,997)
Net (decrease) increase in certificates of deposit	(70,374)	70,218
Net decrease in securities sold under repurchase agreements	(23,500)	(6,500)
Net (decrease) increase in borrowings from State of California	(28,000)	13,000
Net decrease in term borrowings	—	(10,000)
Purchase of common stock in treasury, at cost	(1,422)	(1,149)
Cash dividends paid	(594)	(530)
Proceeds from exercise of stock options	23	41
Proceeds from employees and directors stock purchase plans	92	78

Net cash (used in) provided by financing activities	(125,689)	21,738

Net increase (decrease) in cash and cash equivalents	31,274	(1,512)
Cash and cash equivalents at beginning of period	5,336	4,783

Cash and cash equivalents at end of period	$36,610	$3,271

See accompanying Notes to Consolidated Financial Statements.

PACIFIC CREST CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001
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

    The consolidated financial statements include the accounts of Pacific Crest Capital, Inc. ("Pacific Crest" or the "Parent") and its wholly owned subsidiaries, Pacific Crest Bank (the "Bank") and PCC Capital I ("PCC Capital"), which together are referred to as the "Company". All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior period consolidated financial statements in order to conform to the current period presentation.

    In the opinion of management, all adjustments have been included, including normal recurring adjustments necessary to present fairly the financial position of the Company and the results of its operations for the interim period presented. The results of operations for this current interim period are not necessarily indicative of the results expected for any subsequent period or for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in the Company's December 31, 2000 Annual Report on Form 10-K.

Note 2. Investment Securities

    Investment securities have been classified in the Consolidated Balance Sheets according to management's intent and ability. Securities classified as available for sale are recorded at market value. Unrealized gains or losses on securities available for sale are excluded from earnings and reported in "Accumulated other comprehensive income (loss)," net of tax effect, as a separate component of Shareholders' Equity. The following tables present the amortized cost and estimated fair values of investment securities available for sale as of the dates indicated (in thousands):

		Gross Unrealized
September 30, 2001	Amortized Cost			Estimated Fair Value	Weighted Average Yield
		Gains	Losses
Investment securities available for sale:
U.S. government sponsored agency mortgage-backed securities	$61,363	$974	$—	$62,337	5.72%
Corporate debt securities	4,120	—	(690)	3,430	5.65%

Total investment securities	$65,483	$974	$(690)	$65,767	5.71%

December 31, 2000
Investment securities available for sale:
U.S. government sponsored agency securities:
Callable bonds	$229,180	$—	$(2,074)	$227,106	6.42%
Mortgage-backed securities	3,800	25	(26)	3,799	7.13%
Corporate debt securities	4,109	—	(566)	3,543	8.88%

Total investment securities	$237,089	25	$(2,666)	$234,448	6.48%

    The Company's investment securities portfolio at September 30, 2001 consisted of fixed rate investments in U.S. government sponsored agency mortgage-backed securities issued by Fannie Mae and the Government National Mortgage Association, as well as variable rate investments in investment grade corporate debt securities. All of the Company's U.S. government sponsored agency callable bonds outstanding at December 31, 2000 were either called (retired) by the issuers or sold by the Company during the nine months ended September 30, 2001.

    The Company's entire investment securities portfolio at September 30, 2001 was scheduled to mature after ten years.

    U.S. government sponsored agency securities with market values totaling $41.9 million and $109.9 million were pledged to secure borrowings aggregating $40.0 million and $91.5 million at September 30, 2001 and December 31, 2000, respectively.

Note 3. SBA Loans Held for Sale

    The table below presents the Company's U.S. Small Business Administration ("SBA") loans held for sale as of the dates indicated (in thousands):

	September 30, 2001	December 31, 2000
SBA guaranteed 7(a) loans	$8,823	$8,771
SBA 504 loans	1,495	2,133

Total SBA loans held for sale	$10,318	$10,904

Note 4. Borrowings from State of California

    The Bank has a fixed rate borrowing facility with the State of California Treasurer's Office under which the Bank can borrow an amount not to exceed its unconsolidated total shareholder's equity. Borrowing maturity dates under this program cannot exceed one year. The State of California requires collateral with a market value equal to at least 110% of the outstanding borrowing amount. The Bank pledges specific amounts of certain U.S. government sponsored agency securities to meet this collateral requirement. As of September 30, 2001, the Bank's unconsolidated total shareholder's equity was $50.5 million, and the Bank had no outstanding borrowings from the State of California.

    The table below describes the attributes of the Bank's borrowings from the State of California as of the date indicated (dollars in thousands):

	December 31, 2000
Borrowing Date
	Amount	Rate	Maturity Date
October 2000	$10,000	6.24%	January 2001
August 2000	5,000	6.43%	February 2001
October 2000	8,000	6.33%	April 2001
December 2000	5,000	6.24%	June 2001

Total State of California borrowings	$28,000	6.30%

Note 5. Term Borrowings

    The Company had fixed rate, long-term borrowings through one broker at September 30, 2001 and December 31, 2000. This debt is secured by pledging specific amounts of certain U.S. government sponsored agency securities.

    The tables below reflect the attributes of the Company's term borrowings as of the dates indicated (dollars in thousands):

	September 30, 2001
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

Note 6. Computation of Tangible Book Value Per Common Share

    Tangible book value per common share was calculated by dividing total shareholders' equity by the number of common shares issued less common shares held in treasury. The tables below present the computation of tangible book value per common share as of the dates indicated (dollars in thousands, except per share data):

	September 30, 2001	December 31, 2000
Total shareholders' equity	$37,744	$33,930

Common shares issued	2,986,530	2,986,530
Less: common shares held in treasury	(537,061)	(471,110)

Common shares outstanding	2,449,469	2,515,420

Tangible book value per common share	$15.41	$13.49

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

    The tables below present the basic and diluted earnings per common share computations for the periods indicated (dollars and shares in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net income	$1,320	$1,337	$4,019	$3,961

Basic weighted average common shares outstanding	2,463	2,512	2,483	2,529
Dilutive effect of potential common shares from stock options	194	104	176	92

Diluted weighted average common shares outstanding	2,657	2,616	2,659	2,621

Earnings per common share:
Basic	$0.54	$0.53	$1.62	$1.57
Diluted	$0.50	$0.51	$1.51	$1.51

Note 8. Supplemental Disclosure of Cash Flow Information

    For purposes of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, cash and cash equivalents include "Cash" and "Securities purchased under resale agreements." Supplemental disclosure of cash flow information is as follows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2001	2000
Cash paid during the period for:
Interest	$22,652	$25,713
Income taxes	$2,035	$4,100
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	$—	$210
Loans to facilitate the sale of other real estate owned	$—	$250

Note 9. Recent Accounting Pronouncements

    In July of 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations ("SFAS 141"), and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations, although certain combinations initiated prior to July 1, 2001 are exempt from the provisions of SFAS 141. In addition, SFAS 141 further clarifies the criteria for recognition of intangible assets separately from goodwill. This statement is effective for business combinations completed after June 30, 2001. SFAS 142 requires that upon adoption, amortization of goodwill will cease and the carrying value of goodwill shall be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment. SFAS 142 is effective for fiscal years beginning after December 15, 2001. As of September 30, 2001, the Company had no goodwill recorded on its Consolidated Balance Sheet. Therefore, the adoption of the provisions of SFAS 141 and SFAS 142 will not have an impact on the Company's results of operations or financial position.

Note 10. Contingencies

    The Company has been in discussion with the Internal Revenue Service ("IRS") regarding an income tax refund claim of approximately $800,000. On August 1, 2001, the Company was notified by the IRS regional Taxpayer Advocates Office that they intend to take no action on the Company's claim at the regional Taxpayer Advocates Office level of the IRS. In October of 2001, the Company filed an appeal with the IRS Appeals Office in Los Angeles, California, regarding this claim. Should the Company receive an unfavorable judgment, it intends to appeal the decision to a higher level of the IRS. Various third parties (the "third parties") have been directly involved in processing this refund for the Company. If the income tax refund claim is not paid by the IRS or the third parties in the near future, or if the third parties do not indemnify the Company against loss of this refund, then the Company may initiate legal action against the third parties. Non-payment of this claim by the IRS for an extended period may result in the impairment of this receivable, unless the third parties pay the claim or provide the Company with indemnification against loss of this refund claim.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following is management's discussion and analysis of the major factors that influenced the consolidated results of operations and financial condition of the Company for the period ended September 30, 2001. This analysis should be read in conjunction with the Company's December 31, 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission and with the unaudited financial statements and notes as set forth in this report.

OVERVIEW

Forward-Looking Information

    Certain matters discussed under this caption may constitute forward-looking statements under Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because the business of the Company involves inherent risks and uncertainties. These risks include, but are not limited to, general economic conditions nationally and in California, unanticipated credit losses in the Company's loan portfolio, the impact of the California energy shortage and related energy price escalation and possible blackouts, changes in interest rates, and other risks discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Liquidation of Callable Bonds

    During the third quarter of 2001, the Company's remaining portfolio of U.S. government sponsored agency callable bonds (the "callable bonds") was called by the issuers. The par value of these called bonds totaled $79.0 million, with a weighted average yield of 6.55%. The proceeds from these calls were used primarily to (i) pay off $30.0 million in State of California borrowings, with a weighted average rate of 3.62%, (ii) fund loan growth, and (iii) invest in short-term securities purchased under resale agreements ("repurchase agreements"). The balance of the repurchase agreements at September 30, 2001 totaled $33.3 million, with a weighted average yield of 3.10%. The use of the proceeds from higher yield callable bonds to pay off lower cost borrowings and invest in lower yield repurchase agreements will have a negative effect on net interest income for the fourth quarter of 2001. However, the Company expects to liquidate the repurchase agreements in order to fund anticipated loan growth during the fourth quarter of 2001, which will have a positive effect on net interest income for the first quarter of 2002.

Preferred Lender Status in Oregon

    During the third quarter of 2001, the Bank was awarded "Preferred Lender" status for the entire state of Oregon. Preferred Lender status is the highest lender designation awarded by the SBA. The Bank was already, and continues to be, a Preferred Lender in all Southern California SBA lending areas from Santa Barbara to San Diego counties.

FHLB Membership

    During the second quarter of 2001, the Bank became a member of the Federal Home Loan Bank ("FHLB") and purchased approximately $832,000 in FHLB stock. FHLB membership enhances the Bank's sources of liquidity as well as the availability of both fixed rate and adjustable rate borrowings, with maturities ranging from one day to 30 years. Under the FHLB's lending program, the Bank has the option to use its commercial real estate loans or U.S. government sponsored agency mortgage-backed securities as collateral for its borrowings. The Bank is currently eligible to borrow up to $105.3 million, based on 20% of its unconsolidated total assets of $526.9 million at September 30, 2001. As of September 30, 2001, the Bank had no borrowings from the FHLB.

Capital

    As of September 30, 2001, Pacific Crest's leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 9.06%, 11.77%, and 14.14%, respectively. The Bank's leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 9.17%, 11.89%, and 13.15%, respectively. These ratios placed Pacific Crest and the Bank in the "well-capitalized" category as defined by federal regulations, which require corresponding capital ratios of 5%, 6% and 10%, respectively, to qualify for that designation.

Dividends

    On October 23, 2001, the Company announced that the Board of Directors had declared a cash dividend of $0.08 per common share for the fourth quarter of 2001. The dividend will be payable on December 17, 2001 to shareholders of record at the close of business on December 3, 2001.

    On July 27, 2001, the Company announced that the Board of Directors had declared a cash dividend of $0.08 per common share for the third quarter of 2001. The dividend was paid on September 17, 2001 to shareholders of record at the close of business on September 4, 2001. The total amount of the dividends paid during the third quarter of 2001 was $196,000. During the second quarter of 2001, the Company declared and paid a cash dividend of $0.08 per common share for a total of $199,000. During the first quarter of 2001, the Company declared and paid a cash dividend of $0.08 per common share for a total of $199,000.

Stock Repurchase Plan

    On May 14, 2001, the Company announced that the Board of Directors had approved an increase of 100,000 shares to the common stock repurchase program. As of September 30, 2001, the Company had 64,500 shares authorized for repurchase under its common stock repurchase program. During the nine months ended September 30, 2001, the Company repurchased 74,500 shares of its common stock at an average cost per share of $19.09. The total amount paid for these shares was approximately $1.4 million. During the same period, the Company utilized repurchased shares for all of its common stock issuances under the Company's employee stock purchase plan, non-employee directors stock purchase plan, and employee stock option plan, which totaled 8,549 shares.

Sale of Interest Rate Cap Agreement

    On February 8, 2000, the Company sold its interest rate cap agreement and recognized a deferred gain of $1.8 million, which was reported in the Consolidated Balance Sheets under the caption, "Accrued interest payable and other liabilities". The deferred gain will be amortized as a credit to "Interest expense—deposits" over the remaining life of the original interest rate cap agreement, which had a maturity date of June 8, 2003. During the nine months ended September 30, 2001 and 2000, the amount of deferred gain amortization totaled $415,000 and $355,000, respectively, which resulted in a reduction in interest expense on deposits. As of September 30, 2001, the remaining, unamortized deferred gain totaled $934,000 and will be amortized as follows: $140,000 for the last three months of 2001, $554,000 for 2002, and $240,000 for the first six months of 2003.

Earnings Performance Summary

    The following table presents condensed statements of income and related performance data for the periods indicated and the dollar and percentage changes between the periods (dollars in thousands, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	Amounts		Increase (Decrease)		Amounts		Increase (Decrease)
	2001	2000	$	%	2001	2000	$	%
Net interest income	$4,771	$4,470	$301	6.7%	$13,697	$13,647	$50	0.4%
Provision for loan losses	150	125	25	20.0%	230	500	(270)	(54.0)%
Non-interest income	536	358	178	49.7%	1,634	905	729	80.6%
Non-interest expense	2,848	2,410	438	18.2%	8,158	7,258	900	12.4%

Income before income taxes	2,309	2,293	16	0.7%	6,943	6,794	149	2.2%
Income tax provision	989	956	33	3.5%	2,924	2,833	91	3.2%

Net income	$1,320	$1,337	$(17)	(1.3)%	$4,019	$3,961	$58	1.5%

Diluted earnings per share	$0.50	$0.51			$1.51	$1.51
Dividends declared per share	$0.08	$0.07			$0.24	$0.21
Return on average shareholders' equity	14.29%	16.02%			14.82%	16.27%
Return on average assets	0.96%	0.82%			0.93%	0.83%

  Three Months Ended September 30, 2001 and 2000

    Net income was $1.3 million (or $0.50 per common share on a diluted basis) for the three months ended September 30, 2001, compared to $1.3 million (or $0.51 per common share on a diluted basis) for the corresponding period in 2000. Pre-tax income was $2.3 million for the three months ended September 30, 2001 and $2.3 million for the same period in 2000. The following describes the changes in the major components of pre-tax income:

  •
  Net interest income increased by $301,000, to $4.8 million, primarily due to a decrease in interest expense, which was attributable to the Company's lowering of interest rates on its deposits, related deposit run-off, the reduction of interest rates on the Company's borrowing facilities, and the pay-down of short-term borrowings. The decreases in interest rates on the Company's deposits and borrowings resulted from a lower interest rate environment due to the reduction of 350 basis points, to 3.00%, in the federal funds rate by the Board of Governors of the Federal Reserve System (the "Federal Reserve") during the first nine months of 2001. Partially offsetting the decrease in interest expense was a decline in interest income, which was primarily due to the calls and sales of the Company's callable bonds.

  •
  Provision for loan losses increased by $25,000, to $150,000, reflecting management's evaluation of the allowance for loan losses and the risk inherent in the Company's loan portfolio. During the three months ended September 30, 2001, the allowance for loan losses increased by $145,000, to $7.6 million, which reflected the $150,000 provision and net charge-offs of $5,000. During the three months ended September 30, 2000, the allowance for loan losses increased by $132,000, to $7.2 million, which reflected a $125,000 provision and net recoveries of $7,000. The allowance for loan losses as a percentage of total loans was 1.78% and 1.82% at September 30, 2001 and 2000, respectively, and 1.81% at December 31, 2000.

  •
  Non-interest income increased by $178,000, to $536,000, primarily due to gain on sale of investment securities of $106,000 and gain on sale of SBA 504 loans and broker fee income of $69,000.

  •
  Non-interest expense grew by $438,000, to $2.8 million, primarily due to $136,000 in recovery of credit and collection expenses recorded in the prior year, and increases of $107,000 and $102,000 in salaries and employee benefits and legal, audit, and other professional fees, respectively. The increase in salaries and employee benefits was principally attributable to the hiring of nine employees during the twelve-month period ended September 30, 2001 to expand the Company's SBA lending program. The increase in legal, audit, and other professional fees was primarily due to the outsourcing in 2001 of the Company's internal audit function, which replaced the Company's in-house internal audit department.

  Nine Months Ended September 30, 2001 and 2000

    Net income was $4.0 million (or $1.51 per common share on a diluted basis) for the nine months ended September 30, 2001, compared to $4.0 million (or $1.51 per common share on a diluted basis) for the corresponding period in 2000. Pre-tax income was $6.9 million for the nine months ended September 30, 2001 and $6.8 million for the same period in 2000. The following describes the changes in the major components of pre-tax income:

  •
  Net interest income increased by $50,000, to $13.7 million, primarily due to a decrease in interest expense, which was attributable to the Company's lowering of interest rates on its deposits, related deposit run-off, the reduction of interest rates on the Company's borrowing facilities, and the pay-down of short-term borrowings. Partially offsetting the decrease in interest expense was a decline in interest income, which was primarily due to the calls and sales of the Company's callable bonds.

  •
  Provision for loan losses decreased by $270,000, to $230,000, reflecting management's evaluation of the allowance for loan losses and the risk inherent in the Company's loan portfolio. During the nine months ended September 30, 2001, the allowance for loan losses increased by $319,000, to $7.6 million, which reflected the $230,000 provision and net recoveries of $89,000. During the nine months ended September 30, 2000, the allowance for loan losses increased by $764,000, to $7.2 million, which reflected a $500,000 provision and net recoveries of $264,000.

  •
  Non-interest income increased by $729,000, to $1.6 million, primarily due to an increase in the gain on sale of SBA 7(a) loans of $291,000 and gain on sale of SBA 504 loans and broker fee income of $298,000.

  •
  Non-interest expense grew by $900,000 to $8.2 million, primarily due to increases of $450,000, $121,000, and $118,000 in salaries and employee benefits, net occupancy expenses, and communication and data processing, respectively. Also contributing to the growth in non-interest expense was $134,000 in recovery of credit and collection expenses recorded in the prior year. The increase in salaries and employee benefits was principally attributable to the hiring of 15 employees during the 16-month period ended September 30, 2001 to establish and expand the Company's SBA lending program.

SELECTED QUARTERLY FINANCIAL DATA
(dollars in thousands, except per share data)

	At or For the Three Months Ended
	September 30, 2001	June 30, 2001	March 31, 2001	December 31, 2000	September 30, 2000
Loan Originations:
Commercial real estate loans	$28,013	$19,397	$5,400	$10,303	$20,173
SBA business loans:
7(a) loans—guaranteed portion	4,316	3,271	354	1,495	3,437
7(a) loans—unguaranteed portion	1,382	1,060	72	491	1,127

Total 7(a) loans	5,698	4,331	426	1,986	4,564
Total 504 loans	2,180	4,590	1,108	2,414	—

Total SBA loans	7,878	8,921	1,534	4,400	4,564

Total loan originations	$35,891	$28,318	$6,934	$14,703	$24,737

Loan Sales:
SBA guaranteed 7(a) loans	$1,950	$2,760	$2,589	$—	$2,601
SBA 504 first lien loans	299	1,238	1,183	—	—
Performance Ratios:
Return on average realized shareholders' equity (1)	14.29%	15.00%	15.20%	15.18%	16.02%
Return on average total assets (1)	0.96%	0.97%	0.88%	0.80%	0.82%
Net interest rate spread (2)	3.11%	2.89%	2.59%	2.29%	2.40%
Net interest margin (3)	3.48%	3.27%	2.96%	2.64%	2.73%
Operating expense to average total assets (4)	2.06%	1.94%	1.71%	1.70%	1.56%
Efficiency ratio (5)	54.76%	53.48%	52.34%	60.86%	52.86%
Average Balances:
Average shareholders' equity	$36,840	$35,775	$34,589	$31,188	$28,222
Average realized shareholders' equity (6)	36,956	36,081	35,428	34,495	33,387
Average total assets	552,589	559,864	608,456	656,612	652,309
Per Share Data:
Dividends declared per common share	$0.08	$0.08	$0.08	$0.07	$0.07
Basic earnings per common share	0.54	0.55	0.54	0.52	0.53
Diluted earnings per common share	0.50	0.51	0.51	0.50	0.51
Tangible book value per common share	15.41	14.81	14.38	13.49	11.73
Common Shares Outstanding (in thousands):
Weighted average basic	2,463	2,478	2,507	2,514	2,512
Weighted average diluted	2,657	2,658	2,662	2,627	2,616
End of period, net of treasury shares	2,449	2,468	2,483	2,515	2,512

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
(6)
Calculation excludes average accumulated other comprehensive income (loss) from average shareholders' equity.

SELECTED QUARTERLY FINANCIAL DATA
(dollars in thousands)

	At or For the Three Months Ended
	September 30, 2001	June 30, 2001	March 31, 2001	December 31, 2000	September 30, 2000
Non-Performing Assets:
Non-accrual loans	$—	$—	$889	$—	$—
Other real estate owned (OREO)	—	—	—	—	—

Total non-performing assets	$—	$—	$889	$—	$—

Non-accrual loans to total loans	—	—	0.23%	—	—
Total non-performing assets to total assets	—	—	0.15%	—	—
Allowance for Loan Losses Activity:
Allowance at beginning of quarter	$7,414	$7,397	$7,240	$7,214	$7,082
Provision for loan losses	150	40	40	104	125
Net (charge-offs) recoveries:
Charge-offs	(25)	(34)	—	(123)	—
Recoveries	20	11	117	45	7

Total net (charge-offs) recoveries	(5)	(23)	117	(78)	7

Allowance at end of quarter	$7,559	$7,414	$7,397	$7,240	$7,214

Allowance to total loans	1.78%	1.86%	1.89%	1.81%	1.82%
Allowance to non-accrual loans	—	—	832.06%	—	—
Annualized net charge-offs (recoveries) to average loans	0.00%	0.02%	(0.12%)	0.08%	(0.01%)
Regulatory Capital Ratios:
Pacific Crest Capital, Inc.
Leverage ratio	9.06%	8.77%	7.87%	7.16%	6.96%
Tier 1 risk-based capital ratio	11.77%	11.74%	11.36%	10.63%	10.28%
Total risk-based capital ratio	14.14%	14.18%	13.87%	13.11%	12.84%
Pacific Crest Bank
Leverage ratio	9.17%	8.91%	8.12%	7.36%	7.24%
Tier 1 risk-based capital ratio	11.89%	11.90%	11.61%	10.82%	10.59%
Total risk-based capital ratio	13.15%	13.16%	12.87%	12.07%	11.84%
Regulatory Capital Data:
Pacific Crest Capital, Inc.
Tier 1 capital	$50,076	$49,103	$47,961	$47,263	$45,740
Total risk-based capital	60,145	59,330	58,523	58,270	57,137
Average total assets	552,675	560,153	609,295	659,899	657,474
Risk-weighted assets	425,425	418,364	422,049	444,524	444,917
Pacific Crest Bank
Tier 1 capital	$50,340	$49,549	$48,736	$47,704	$46,749
Total risk-based capital	55,659	54,781	54,010	53,238	52,290
Average total assets	548,779	556,130	600,411	648,488	646,115
Risk-weighted assets	423,296	416,393	419,803	441,009	441,598

SELECTED QUARTERLY INCOME STATEMENT DATA
(in thousands)

	Three Months Ended
	September 30, 2001	June 30, 2001	March 31, 2001	December 31, 2000	September 30, 2000
Interest income:
Loans	$9,428	$9,338	$9,428	$9,770	$9,605
Securities purchased under resale agreements	135	85	132	55	47
Investment securities available for sale	1,760	2,323	3,168	4,080	4,108

Total interest income	11,323	11,746	12,728	13,905	13,760

Interest expense:
Money market checking	107	107	113	143	155
Savings accounts	1,182	1,288	1,569	1,974	2,074
Certificates of deposit	3,960	4,593	5,139	5,491	5,371

Total interest on deposits	5,249	5,988	6,821	7,608	7,600

Securities sold under repurchase agreements	29	28	154	388	338
Borrowings from State of California	193	134	282	517	497
Term borrowings	677	670	662	656	450
Trust preferred securities	404	405	404	404	405

Total interest on borrowings	1,303	1,237	1,502	1,965	1,690

Total interest expense	6,552	7,225	8,323	9,573	9,290

Net interest income	4,771	4,521	4,405	4,332	4,470
Provision for loan losses	150	40	40	104	125

Net interest income after provision for loan losses	4,621	4,481	4,365	4,228	4,345

Non-interest income:
Loan prepayment and late fee income	47	78	132	108	87
Gain on sale of SBA 7(a) loans	95	149	161	(2)	114
Gain on sale of SBA 504 loans and broker fee income	69	131	98	—	—
Gain (loss) on sale of investment securities	106	1	(12)	(2)	—
Gain on sale of commercial real estate loan	—	—	—	561	—
Gain on sale of OREO	—	—	—	—	—
Other income	219	200	160	143	157

Total non-interest income	536	559	539	808	358

Non-interest expense:
Salaries and employee benefits	1,718	1,654	1,601	1,884	1,611
Net occupancy expenses	397	411	391	344	332
Communication and data processing	247	262	253	236	202
Legal, audit, and other professional fees	261	133	113	134	159
Advertising and promotion	48	52	70	48	56
Other expenses	177	204	166	142	192

Total operating expenses	2,848	2,716	2,594	2,788	2,552
Credit and collection expenses	—	—	—	—	(136)
OREO expenses	—	—	—	—	(6)

Total non-interest expense	2,848	2,716	2,594	2,788	2,410

Income before income taxes	2,309	2,324	2,310	2,248	2,293
Income tax provision	989	971	964	939	956

Net income	$1,320	$1,353	$1,346	$1,309	$1,337

SELECTED QUARTERLY BALANCE SHEET DATA
(in thousands)

	September 30, 2001	June 30, 2001	March 31, 2001	December 31, 2000	September 30, 2000
Cash	$3,298	$4,943	$2,185	$2,319	$3,271
Securities purchased under resale agreements	33,312	4,990	33,706	3,017	—

Cash and cash equivalents	36,610	9,933	35,891	5,336	3,271

Investment securities available for sale:
U.S. agency callable bonds	—	78,981	83,980	229,180	243,634
U.S. agency mortgage-backed securities	61,363	58,748	63,992	3,800	3,811
Corporate debt securities	4,120	4,117	4,113	4,109	4,105

Total amortized cost	65,483	141,846	152,085	237,089	251,550
Unrealized gain (loss)	284	(493)	(435)	(2,641)	(8,339)

Total market value	65,767	141,353	151,650	234,448	243,211

Loans:
Commercial real estate loans	400,275	382,292	376,015	382,596	384,502
SBA business loans	20,356	15,712	14,077	16,853	12,397
Other loans	4,114	959	569	814	816

Gross loans	424,745	398,963	390,661	400,263	397,715
Deferred loan costs (fees)	13	(24)	39	22	(408)
Allowance for loan losses	(7,559)	(7,414)	(7,397)	(7,240)	(7,214)

Net loans	417,199	391,525	383,303	393,045	390,093

Other assets	11,586	13,114	12,159	15,831	18,283
Other real estate owned	—	—	—	—	—

Total assets	$531,162	$555,925	$583,003	$648,660	$654,858

Deposits:
Money market checking	$17,296	$13,826	$13,257	$14,414	$14,360
Savings accounts	143,551	138,541	142,145	148,347	157,371
Certificates of deposit	265,702	271,916	315,188	336,076	339,451

Total deposits	426,549	424,283	470,590	498,837	511,182

Borrowings:
Securities sold under repurchase agreements	—	—	—	23,500	24,000
Borrowings from State of California	—	30,000	13,000	28,000	33,000
Term borrowings	40,000	40,000	40,000	40,000	30,000
Trust preferred securities	17,250	17,250	17,250	17,250	17,250

Total borrowings	57,250	87,250	70,250	108,750	104,250

Total interest-bearing liabilities	483,799	511,533	540,840	607,587	615,432
Other liabilities	9,619	7,838	6,444	7,143	9,958

Total liabilities	$493,418	$519,371	$547,284	$614,730	$625,390

Shareholders' equity:
Common stock, at par	$30	$30	$30	$30	$30
Additional paid-in capital	27,778	27,779	27,777	27,790	27,809
Beginning retained earnings	14,542	14,542	14,542	9,978	9,978
Year-to-date earnings	4,019	2,699	1,346	5,270	3,961
Year-to-date dividends	(594)	(398)	(199)	(706)	(530)
Common stock in treasury, at cost	(8,195)	(7,812)	(7,525)	(6,900)	(6,943)

Total realized shareholders' equity	37,580	36,840	35,971	35,462	34,305
Accumulated other comprehensive income (loss)—unrealized gain (loss) on securities, net	164	(286)	(252)	(1,532)	(4,837)

Total shareholders' equity	$37,744	$36,554	$35,719	$33,930	$29,468

SELECTED QUARTERLY AVERAGE BALANCE SHEET AND SPREAD DATA
(dollars in thousands)

	Three Months Ended
	September 30, 2001	June 30, 2001	March 31, 2001	December 31, 2000	September 30, 2000
Average Interest-Earning Assets:
Loans, net of deferred loan fees	$413,909	$400,013	$396,319	$399,885	$395,935
Securities purchased under resale agreements	15,719	7,655	10,237	3,392	2,879
Investment securities available for sale—at amortized cost:
U.S. agency callable bonds	51,714	80,410	167,388	241,906	243,634
U.S. agency mortgage-backed securities	58,951	61,770	24,708	3,806	3,841
Corporate debt securities	4,119	4,115	4,111	4,108	4,104

Total investment securities	114,784	146,295	196,207	249,820	251,579

Total interest-earning assets	$544,412	$553,963	$602,763	$653,097	$650,393

Average Interest-Bearing Liabilities:
Money market checking	$15,276	$13,789	$13,377	$13,545	$14,528
Savings accounts	141,308	139,438	145,051	152,970	160,336
Certificates of deposit	268,154	291,460	321,878	337,714	339,594

Total deposits	424,738	444,687	480,306	504,229	514,458

Securities sold under repurchase agreements	2,918	2,536	9,889	22,918	19,698
Borrowings from State of California	20,946	12,077	17,833	32,783	33,000
Term borrowings	40,000	40,000	40,000	38,913	30,000
Trust preferred securities	17,250	17,250	17,250	17,250	17,250

Total borrowings	81,114	71,863	84,972	111,864	99,948

Total interest-bearing liabilities	$505,852	$516,550	$565,278	$616,093	$614,406

Yields on Average Interest-Earning Assets:
Loans, net of deferred loan fees	9.04%	9.36%	9.65%	9.72%	9.65%
Securities purchased under resale agreements	3.41%	4.45%	5.23%	6.45%	6.49%
Investment securities available for sale:
U.S. agency callable bonds	6.51%	6.56%	6.44%	6.48%	6.48%
U.S. agency mortgage-backed securities	5.81%	6.04%	6.35%	7.04%	6.98%
Corporate debt securities	6.02%	7.00%	8.08%	9.25%	9.06%

Total investment securities	6.13%	6.35%	6.46%	6.53%	6.53%

Total interest-earning assets	8.25%	8.50%	8.56%	8.47%	8.42%

Rates on Average Interest-Bearing Liabilities:
Money market checking	2.78%	3.11%	3.43%	4.20%	4.24%
Savings accounts	3.32%	3.70%	4.39%	5.13%	5.15%
Certificates of deposit	5.86%	6.32%	6.47%	6.47%	6.29%

Total deposits	4.90%	5.40%	5.76%	6.00%	5.88%

Securities sold under repurchase agreements	3.94%	4.43%	6.32%	6.74%	6.83%
Borrowings from State of California	3.61%	4.39%	6.33%	6.17%	5.89%
Term borrowings	6.62%	6.63%	6.62%	6.60%	5.87%
Trust preferred securities	9.37%	9.39%	9.37%	9.37%	9.39%

Total borrowings	6.33%	6.84%	7.08%	6.93%	6.67%

Total interest-bearing liabilities	5.14%	5.61%	5.97%	6.18%	6.02%

Net Interest Rate Spread	3.11%	2.89%	2.59%	2.29%	2.40%
Net Interest Margin	3.48%	3.27%	2.96%	2.64%	2.73%

RESULTS OF OPERATIONS

  Average Balances, Interest Income and Expense, Yields and Rates

  Three Months Ended September 30, 2001 and 2000

    The following table presents the Company's consolidated average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest yields/rates for the periods presented. All average balances are daily average balances (dollars in thousands):

	Three Months Ended September 30,
	2001			2000
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-Earning Assets:
Loans (1)	$413,909	$9,428	9.04%	$395,935	$9,605	9.65%
Securities purchased under resale agreements	15,719	135	3.41%	2,879	47	6.49%
Investment securities available for sale (2):
U.S. government sponsored agency securities:
Callable bonds	51,714	842	6.51%	243,634	3,948	6.48%
Mortgage-backed securities	58,951	856	5.81%	3,841	67	6.98%
Corporate debt securities	4,119	62	6.02%	4,104	93	9.06%

Total investment securities	114,784	1,760	6.13%	251,579	4,108	6.53%

Total interest-earning assets	544,412	11,323	8.25%	650,393	13,760	8.42%

Non-interest-earning assets	15,636			9,050
Less: allowance for loan losses	(7,459)			(7,134)

Total assets	$552,589			$652,309

Interest-Bearing Liabilities:
Money market checking	$15,276	107	2.78%	$14,528	155	4.24%
Savings accounts	141,308	1,182	3.32%	160,336	2,074	5.15%
Certificates of deposit	268,154	3,960	5.86%	339,594	5,371	6.29%

Total deposits	424,738	5,249	4.90%	514,458	7,600	5.88%

Securities sold under repurchase agreements	2,918	29	3.94%	19,698	338	6.83%
Borrowings from State of California	20,946	193	3.61%	33,000	497	5.89%
Term borrowings	40,000	677	6.62%	30,000	450	5.87%
Trust preferred securities	17,250	404	9.37%	17,250	405	9.39%

Total borrowings	81,114	1,303	6.33%	99,948	1,690	6.67%

Total interest-bearing liabilities	505,852	6,552	5.14%	614,406	9,290	6.02%

Non-interest-bearing liabilities	9,897			9,681
Shareholders' equity	36,840			28,222

Total liabilities and shareholders' equity	$552,589			$652,309

Excess of interest-earning assets over interest-bearing liabilities	$38,560			$35,987

Net interest income		$4,771			$4,470

Net interest rate spread (3)			3.11%			2.40%

Net interest margin (4)			3.48%			2.73%

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

  Three Months Ended September 30, 2001 and 2000

    The following table sets forth the composition of average interest-earning assets and average interest-bearing liabilities by category and by the percentage of each category to the total for the periods indicated, including the change in average balance, composition, and yield/rate between these respective periods (dollars in thousands):

	Three Months Ended September 30,
	2001			2000			Increase (Decrease)
	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate
Interest-Earning Assets:
Loans	$413,909	76.0%	9.04%	$395,935	60.9%	9.65%	$17,974	15.1%	(0.61)%
Securities purchased under resale agreements	15,719	2.9%	3.41%	2,879	0.4%	6.49%	12,840	2.5%	(3.08)%
Investment securities available for sale:
U.S. government sponsored agency securities:
Callable bonds	51,714	9.5%	6.51%	243,634	37.5%	6.48%	(191,920)	(28.0)%	0.03%
Mortgage-backed securities	58,951	10.8%	5.81%	3,841	0.6%	6.98%	55,110	10.2%	(1.17)%
Corporate debt securities	4,119	0.8%	6.02%	4,104	0.6%	9.06%	15	0.2%	(3.04)%

Total investment securities	114,784	21.1%	6.13%	251,579	38.7%	6.53%	(136,795)	(17.6)%	(0.40)%

Total interest-earning assets	$544,412	100.0%	8.25%	$650,393	100.0%	8.42%	$(105,981)		(0.17)%

Interest-Bearing Liabilities:
Money market checking	$15,276	3.0%	2.78%	$14,528	2.3%	4.24%	$748	0.7%	(1.46)%
Savings accounts	141,308	28.0%	3.32%	160,336	26.1%	5.15%	(19,028)	1.9%	(1.83)%
Certificates of deposit	268,154	53.0%	5.86%	339,594	55.3%	6.29%	(71,440)	(2.3)%	(0.43)%

Total deposits	424,738	84.0%	4.90%	514,458	83.7%	5.88%	(89,720)	0.3%	(0.98)%

Securities sold under repurchase agreements	2,918	0.6%	3.94%	19,698	3.2%	6.83%	(16,780)	(2.6)%	(2.89)%
Borrowings from State of California	20,946	4.1%	3.61%	33,000	5.4%	5.89%	(12,054)	(1.3)%	(2.28)%
Term borrowings	40,000	7.9%	6.62%	30,000	4.9%	5.87%	10,000	3.0%	0.75%
Trust preferred securities	17,250	3.4%	9.37%	17,250	2.8%	9.39%	—	0.6%	(0.02)%

Total borrowings	81,114	16.0%	6.33%	99,948	16.3%	6.67%	(18,834)	(0.3)%	(0.34)%

Total interest-bearing liabilities	$505,852	100.0%	5.14%	$614,406	100.0%	6.02%	$(108,554)		(0.88)%

Excess of interest-earning assets over interest-bearing liabilities	$38,560			$35,987			$2,573
Net interest rate spread			3.11%			2.40%			0.71%
Net interest margin			3.48%			2.73%			0.75%

  Volume and Rate Variance Analysis of Net Interest Income

  Three Months Ended September 30, 2001 and 2000

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

	Three Months Ended September 30, 2001 v. 2000
	Increase (Decrease) Due To
	Volume	Rate	Total
Interest Income:
Loans	$435	$(612)	$(177)
Securities purchased under resale agreements	120	(32)	88
Investment securities available for sale:
U.S. government sponsored agency securities:
Callable bonds	(3,124)	18	(3,106)
Mortgage-backed securities	802	(13)	789
Corporate debt securities	—	(31)	(31)

Total investment securities	(2,322)	(26)	(2,348)

Total interest income	(1,767)	(670)	(2,437)

Interest Expense:
Money market checking	8	(56)	(48)
Savings accounts	(223)	(669)	(892)
Certificates of deposit	(1,065)	(346)	(1,411)

Total deposits	(1,280)	(1,071)	(2,351)

Securities sold under repurchase agreements	(206)	(103)	(309)
Borrowings from State of California	(148)	(156)	(304)
Term borrowings	164	63	227
Trust preferred securities	—	(1)	(1)

Total borrowings	(190)	(197)	(387)

Total interest expense	(1,470)	(1,268)	(2,738)

Net Interest Income	$(297)	$598	$301

Net Interest Income—Three Months Analysis

    Net interest income grew by $301,000 to $4.8 million, during the three months ended September 30, 2001 compared to the same period in 2000, primarily due to a $598,000 increase attributable to changes in interest rates. This was principally due to a decrease in interest expense resulting from the Company's lowering of the interest rates on its deposits, as well as the reduction of interest rates on its borrowing facilities. These factors were partially offset by a decrease in interest income on loans resulting from the downward repricing of the Company's variable rate loans and the weighted average interest rate on loan payoffs exceeding the weighted average interest rate on loan originations. All of these factors resulted from a lower interest rate environment attributable to a 350 basis point reduction in the federal funds rate by the Federal Reserve during the first nine months of 2001.

    During the nine months ended September 30, 2001, the Federal Reserve lowered the federal funds rate by 350 basis points, to 3.00%, which consisted of five successive 50 basis point reductions on January 3, January 31, March 20, April 18, and May 15 of 2001, as well as two 25 basis point reductions on June 27 and August 21 of 2001, and a final 50 basis point reduction on September 17, 2001. Subsequent to September 30, 2001, the Federal Reserve further reduced the federal funds rate by 100 basis points, to 2.00%, which consisted of two 50 basis point reductions on October 2 and November 6 of 2001. The impact of these decreases caused downward repricing on the Company's variable rate loans, especially those tied to the prime rate. The federal funds rate is the rate at which banks lend to each other in the overnight market. Reductions in the federal funds rate generally result in reductions of the prime rates offered by major banks, including Bank of America. The Company's prime rate loans are priced at a margin above either Bank of America's prime lending rate or the published Wall Street Journal prime lending rate. As of September 30, 2001, 83.4% and 49.9% of the Company's loan portfolio consisted of variable rate loans and prime rate loans, respectively.

    Partially offsetting the above $598,000 growth in net interest income attributable to changes in interest rates, was a $297,000 decrease attributable to changes in volume. This was primarily due to a reduction in interest income resulting from the calls and sales of the Company's callable bonds. Partially offsetting this factor was (i) an increase in interest income due to loan growth and the purchases of U.S. government sponsored agency mortgage-backed securities (the "mortgage-backed securities"), and (ii) a reduction of interest expense resulting from deposit run-off and the pay-down of short-term borrowings. The funding for the loan growth, mortgage-backed securities purchases, deposits outflows, and borrowings pay-downs was obtained principally from the proceeds of the calls and sales of callable bonds.

    The net interest rate spread grew by 71 basis points, to 3.11%, during the three months ended September 30, 2001, compared to the same period last year. This was primarily due to a decrease of 88 basis points, to 5.14%, in the rate paid on average total interest-bearing liabilities, partially offset by a decrease of 17 basis points, to 8.25%, in the yield earned on average total interest-earning assets. The decrease in the rate paid on average total interest-bearing liabilities was principally attributable to the above mentioned lowering by the Company of the interest rates on its deposits and the reduction in rates on the Company's short-term borrowing facilities. The decrease in the yield earned on average total interest-earning assets was primarily due to a decline in the yield on loans attributable to the downward repricing of the Company's variable rate loans and the weighted average interest rate on loan payoffs exceeding the weighted average interest rate on loan originations.

  Total Interest Income—Three Months Analysis

    Total interest income decreased by $2.4 million, to $11.3 million, during the three months ended September 30, 2001 compared to the same period in 2000. This was primarily due to a reduction in average total interest-earning assets, which decreased interest income by $1.7 million, as well as to a decline in yield earned on these assets, which decreased interest income by $670,000.

    Average total interest-earning assets declined by $106.0 million, to $544.4 million, during the third quarter of 2001 compared to the same period in 2000, and was principally due to a reduction in average callable bonds of $191.9 million, partially offset by increases of $55.1 million and $18.0 million in average mortgage-backed securities and average loans, respectively. The changes in average investment securities and average loans resulted in a shift in the mix of average total interest-earning assets to higher yield loans from lower yield investment securities. The percentage of average loans to average total interest-earning assets increased to 76.0% during the three months ended September 30, 2001 from 60.9% during the same period last year.

    The reduction in average callable bonds of $191.9 million, to $51.7 million, was due to calls and sales of $243.7 million with a weighted average yield of 6.48%, which occurred during the ten-month period from December of 2000 to September of 2001. This was comprised of:

  •
  Issuer calls in 2001 of $219.2 million, with a weighted average yield of 6.46%.

  •
  Sales in January 2001 of $10.0 million, with a weighted average yield of 5.63%.

  •
  Sales in December 2000 of $14.5 million, with a weighted average yield of 7.40%.

    Altogether, the sales totaled $24.5 million, with a weighted average yield of 6.68%. The issuer calls of these fixed rate securities were attributable to the declining interest rate environment caused by the Federal Reserve's lowering of the federal funds rate during the first nine months of 2001.

    The $219.2 million of calls of callable bonds occurred as follows:

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

  •
  In August of 2001, $37.0 million was called by the issuers, with a weighted average yield of 6.59%.

  •
  In September of 2001, $35.0 million was called by the issuers, with a weighted average yield of 6.51%.

    The increase in average mortgage-backed securities of $55.1 million, to $59.0 million, was primarily due to fixed rate purchases of $108.0 million, which occurred during the seven-month period from February of 2001 to August of 2001, partially offset by sales in 2001 of $42.4 million. The purchases made in the first quarter of 2001 were funded primarily with the proceeds from the calls and sale of the callable bonds and enabled the Bank to meet the FHLB membership test for housing related assets in its successful application for membership in the FHLB.

    The yield earned on average total interest-earning assets decreased by 17 basis points, to 8.25%, during the three months ended September 30, 2001 compared to the same period in 2000, primarily due to the following decreases in yields attributable to the declining interest rate environment during the first nine months of 2001:

  •
  The yield on average loans declined by 61 basis points, to 9.04%, primarily due to the downward repricing of the Company's variable rate loans and the weighted average interest rate on loan payoffs exceeding the weighted average interest rate on loan originations.

  •
  The yield on average short-term securities purchased under resale agreements decreased by 308 basis points, to 3.41%.

  •
  The yield on average fixed rate mortgage-backed securities dropped by 117 basis points, to 5.81%, primarily due to the lower yield purchases made during the lower interest rate environment of 2001 with the proceeds from the calls and sales of callable bonds.

  •
  The yield on average variable rate corporate debt securities declined by 304 basis points, to 6.02%, reflecting the downward repricing of these variable rate instruments.

    Partially offsetting the decline in the yield earned on average total interest-earning assets was the change in the composition of average total interest-earning assets to higher yield loans from lower yield investment securities.

  Total Interest Expense—Three Months Analysis

    Total interest expense decreased by $2.7 million, to $6.6 million, during the three months ended September 30, 2001 compared to the same period in 2000. This was due to a reduction in average interest-bearing liabilities, which decreased interest expense by $1.5 million, as well as to a decline in the interest rate paid on these liabilities, which reduced interest expense by $1.2 million.

    Average total interest-bearing liabilities declined by $108.5 million, to $505.9 million, during the third quarter of 2001 compared to the same period in 2000, and was due to decreases of $89.7 million and $18.8 million in average deposits and average borrowings, respectively.

    The decline in average deposits of $89.7 million, to $424.7 million, during the third quarter of 2001 compared to the third quarter of 2000, was principally due to reductions of $71.4 million and $19.0 million in average certificates of deposit and average savings accounts, respectively. These decreases were primarily attributable to the Company's lowering of interest rates on all of its deposit products in anticipation of and in response to the 350 basis point reduction in the federal funds rate by the Federal Reserve during 2001.

    The changes in the average balances of the Company's deposit products resulted in a shift in the composition of average deposits to lower rate money market checking/savings accounts from higher rate certificates of deposit. This reflected the Company's current strategy and efforts to help reduce the overall cost of its deposits. The percentage of average money market checking/savings accounts to average deposits rose to 36.9% during the third quarter of 2001, from 34.0% during the third quarter of 2000.

    The net changes in the balances of the Company's deposits during the most recent four quarters consisted of the following:

  •
  A decrease of $12.3 million, to $498.8 million, during the fourth quarter of 2000, which was funded in part with the proceeds of $10.0 million term borrowing and the proceeds from the sale of $14.5 million of callable bonds.

  •
  A decrease of $28.2 million, to $470.6 million, during the first quarter of 2001, which was funded with the proceeds from the calls and sales of callable bonds.

  •
  A decrease of $46.3 million, to $424.3 million, during the second quarter of 2001, which was funded with the proceeds from the calls of callable bonds as well as the proceeds from borrowing $25.0 million from the State of California.

  •
  An increase of $2.2 million, to $426.5 million, during the third quarter of 2001. This was primarily due to increases of $3.4 million and $5.0 million in money market checking and savings accounts, respectively, partially offset by a decrease of $6.2 million in certificates of deposit. These changes reflect the Company's current strategy and efforts to shift the composition of its deposits to lower rate money market checking/savings accounts from higher rate certificates of deposit and thereby help to reduce the overall cost of its deposits.

    The decline in average borrowings of $18.8 million, to $81.1 million, during the third quarter of 2001 compared to the third quarter of 2000, was principally due to decreases of $16.8 million and $12.0 million in average securities sold under repurchase agreements and average borrowings from the State of California, respectively, partially offset by an increase in average term borrowings of $10.0 million. The reductions in these short-term, lower rate borrowings resulted in a shift in the composition of average borrowings to the long-term, higher rate trust preferred securities. The percentage of average trust preferred securities to average borrowings rose to 21.3% during the third quarter of 2001, from 17.3% during the third quarter of 2000.

    The net changes in the balances of securities sold under repurchase agreements during the most recent four quarters consisted of the following:

  •
  A decrease of $0.5 million, to $23.5 million, during the fourth quarter of 2000.

  •
  A decrease of $23.5 million, to zero, during the first quarter of 2001, which was paid down with the proceeds from the calls and sales of callable bonds. The $23.5 million had a weighted average interest rate of 6.61% at December 31, 2000.

  •
  No net change during the second quarter of 2001, although the Company borrowed up to a maximum amount outstanding of $10.0 million to fund loans and deposit run-off, which was later paid off with lower rate borrowings from the State of California.

  •
  No net change during the third quarter of 2001, although the Company borrowed up to a maximum amount outstanding of $10.0 million to fund loans, which was later paid off with the proceeds from the calls of callable bonds.

    The net changes in the balances of borrowings from the State of California during the most recent four quarters consisted of the following:

  •
  A decrease of $5.0 million, to $28.0 million, during the fourth quarter of 2000, which represented a matured borrowing with an interest rate of 5.98% that was paid with the proceeds from the sales of $14.5 million of callable bonds.

  •
  A decrease of $15.0 million, to $13.0 million, during the first quarter of 2001, which represented matured borrowings with a weighted average interest rate of 6.31% that were paid with the proceeds from the calls and sale of callable bonds.

  •
  An increase of $17.0 million, to $30.0 million, during the second quarter of 2001, which was primarily due to borrowings of $25.0 million with a weighted average interest rate of 3.61% that were used to pay off higher rate securities sold under repurchase agreements as well as to fund loans and deposit run-off. This was partially offset by a matured borrowing of $8.0 million with an interest rate of 6.33%, which was paid with the proceeds from the calls of callable bonds.

  •
  A decrease of $30.0 million, to zero, during the third quarter of 2001, which represented matured borrowings with a weighted average interest rate of 3.62% that were paid with the proceeds from the calls of callable bonds.

    Term borrowings increased $10.0 million from $30.0 million at September 30, 2000 to $40.0 million at September 30, 2001 due to an 18-month, 6.65%, $10.0 million borrowing during the fourth quarter of 2000, which was used to cover deposit run-off.

    The rate on average total interest-bearing liabilities decreased by 88 basis points, to 5.14%, during the three months ended September 30, 2001 compared to the same period in 2000, and was principally due to the reduction of 98 basis points, to 4.90%, in the rate on average deposits, as well as the reduction of 34 basis points, to 6.33%, in the rate on average borrowings.

    The 98 basis point decline in the rate on average deposits reflected the Company's lowering of interest rates on its deposit products, as well as the Company's strategy and efforts to shift the composition of average deposits to lower rate money market checking/savings accounts from higher rate certificates of deposit. This resulted in reductions of 146 basis points, 183 basis points, and 43 basis points in the rates on average money market checking, average savings accounts, and average certificates of deposit, respectively. As previously noted, the percentage of average money market checking/savings accounts to average deposits rose to 36.9% during the third quarter of 2001, from 34.0% during the third quarter of 2000.

    The Company anticipates that the rate on its average certificates of deposit will decline in the fourth quarter of 2001 and beyond, from the 5.86% average rate for the third quarter of 2001, as older, higher rate certificates mature and are replaced by newer, lower rate certificates. The current tiered certificate of deposit rates offered by the Company as of October 5, 2001 are 194 basis points to 363 basis points below the 5.86% average rate for the 2001 third quarter, and are listed as follows:

  •
  2.23%—2.71% for both one and three month certificates.

  •
  2.47%—2.96% for six month certificates.

  •
  2.71%—3.20% for one year certificates.

  •
  3.20%—3.68% for both two and three year certificates.

  •
  3.44%—3.92% for both four and five year certificates.

    The 34 basis point decrease in the rate on average borrowings was primarily due to the reductions in the rates on the Company's short-term borrowing facilities, which were attributable to the declining interest rate environment during the first nine months of 2001. The interest rates on average securities sold under repurchase agreements and average borrowings from the State of California declined by 289 basis points and 228 basis points, respectively, and were reflected in the following events:

  •
  During the first quarter of 2001, the Company paid off the $23.5 million balance at December 31, 2000 of securities sold under repurchase agreements. These borrowings had a weighted average rate of 6.61% at December 31, 2000.

  •
  During the first quarter of 2001, $15.0 million in State of California borrowings matured, bearing interest at a higher weighted average rate of 6.31%, and were paid off by the Company.

  •
  During the second quarter of 2001, an $8.0 million State of California borrowing matured, bearing interest at a higher rate of 6.33%, and was paid off by the Company.

  •
  During the second quarter of 2001, a $5.0 million State of California borrowing matured, bearing interest at a higher rate of 6.24%, and was replaced by the Company with a State of California borrowing maturing in August of 2001 and bearing interest at a lower rate of 3.69%.

  •
  During the second quarter of 2001, the Company borrowed $25.0 million from the State of California, bearing interest at a lower weighted average rate of 3.61%, and maturing in the third quarter of 2001.

    Partially offsetting the decline in the rate on average borrowings was the above mentioned shift in the composition of average borrowings to higher rate trust preferred securities, as well as the increase of 75 basis points, to 6.62%, in the rate on average term borrowings. The term borrowings mature in 2002 and were obtained as follows during the rising interest rate environment of 2000:

  •
  During the third quarter of 2000, a $20.0 million callable term borrowing, bearing interest at 5.75%, was called by the lender and replaced by the Company with a two-year term borrowing bearing interest at 6.62% and maturing in September of 2002.

  •
  During the fourth quarter of 2000, a $10.0 million callable term borrowing, bearing interest at 5.95%, was called by the lender and replaced by the Company with a two-year term borrowing bearing interest at 6.61% and maturing in October of 2002.

  •
  During the fourth quarter of 2000, the Company obtained an 18-month, $10.0 million term borrowing, bearing interest at 6.65% and maturing in April of 2002.

  Average Balances, Interest Income and Expense, Yields and Rates

  Nine Months Ended September 30, 2001 and 2000

    The following table presents the Company's consolidated average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest yields/rates for the periods presented. All average balances are daily average balances (dollars in thousands):

	Nine Months Ended September 30,
	2001			2000
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-Earning Assets:
Loans (1)	$403,478	$28,194	9.34%	$383,734	$27,412	9.54%
Securities purchased under resale agreements	11,224	352	4.19%	1,610	77	6.39%
Investment securities available for sale (2):
U.S. government sponsored agency securities:
Callable bonds	99,414	4,853	6.51%	243,633	11,850	6.49%
Mortgage-backed securities	48,601	2,181	5.98%	3,929	207	7.02%
Corporate debt securities	4,115	217	7.03%	4,100	268	8.72%

Total investment securities	152,130	7,251	6.36%	251,662	12,325	6.53%

Total interest-earning assets	566,832	35,797	8.44%	637,006	39,814	8.35%

Non-interest-earning assets	14,023			7,458
Less: allowance for loan losses	(7,423)			(6,860)

Total assets	$573,432			$637,604

Interest-Bearing Liabilities:
Money market checking	$14,154	327	3.09%	$16,160	515	4.26%
Savings accounts	141,919	4,039	3.81%	170,078	6,381	5.01%
Certificates of deposit	293,634	13,692	6.23%	305,804	13,793	6.02%

Total deposits	449,707	18,058	5.37%	492,042	20,689	5.62%

Securities sold under repurchase agreements	5,089	211	5.54%	33,918	1,634	6.44%
Borrowings from State of California	16,963	609	4.73%	29,292	1,288	5.78%
Term borrowings	40,000	2,009	6.62%	30,219	1,343	5.84%
Trust preferred securities	17,250	1,213	9.38%	17,250	1,213	9.38%

Total borrowings	79,302	4,042	6.75%	110,679	5,478	6.56%

Total interest-bearing liabilities	529,009	22,100	5.59%	602,721	26,167	5.80%

Non-interest-bearing liabilities	8,680			8,901
Shareholders' equity	35,743			25,982

Total liabilities and shareholders' equity	$573,432			$637,604

Excess of interest-earning assets over interest-bearing liabilities	$37,823			$34,285

Net interest income		$13,697			$13,647

Net interest rate spread (3)			2.85%			2.55%

Net interest margin (4)			3.23%			2.86%

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

  Nine Months Ended September 30, 2001 and 2000

    The following table sets forth the composition of average interest-earning assets and average interest-bearing liabilities by category and by the percentage of each category to the total for the periods indicated, including the change in average balance, composition, and yield/rate between these respective periods (dollars in thousands):

	Nine Months Ended September 30,
	2001			2000			Increase (Decrease)
	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate
Interest-Earning Assets:
Loans	$403,478	71.2%	9.34%	$383,734	60.2%	9.54%	$19,744	11.0%	(0.20)%
Securities purchased under resale agreements	11,224	2.0%	4.19%	1,610	0.3%	6.39%	9,614	1.7%	(2.20)%
Investment securities available for sale:
U.S. government sponsored agency securities:
Callable bonds	99,414	17.5%	6.51%	243,633	38.3%	6.49%	(144,219)	(20.8)%	0.02%
Mortgage-backed securities	48,601	8.6%	5.98%	3,929	0.6%	7.02%	44,672	8.0%	(1.04)%
Corporate debt securities	4,115	0.7%	7.03%	4,100	0.6%	8.72%	15	0.1%	(1.69)%

Total investment securities	152,130	26.8%	6.36%	251,662	39.5%	6.53%	(99,532)	(12.7)%	(0.17)%

Total interest-earning assets	$566,832	100.0%	8.44%	$637,006	100.0%	8.35%	$(70,174)		0.09%

Interest-Bearing Liabilities:
Money market checking	$14,154	2.7%	3.09%	$16,160	2.7%	4.26%	$(2,006)	0.0%	(1.17)%
Savings accounts	141,919	26.8%	3.81%	170,078	28.2%	5.01%	(28,159)	(1.4)%	(1.20)%
Certificates of deposit	293,634	55.5%	6.23%	305,804	50.7%	6.02%	(12,170)	4.8%	0.21%

Total deposits	449,707	85.0%	5.37%	492,042	81.6%	5.62%	(42,335)	3.4%	(0.25)%

Securities sold under repurchase agreements	5,089	1.0%	5.54%	33,918	5.6%	6.44%	(28,829)	(4.6)%	(0.90)%
Borrowings from State of California	16,963	3.2%	4.73%	29,292	4.9%	5.78%	(12,329)	(1.7)%	(1.05)%
Term borrowings	40,000	7.5%	6.62%	30,219	5.0%	5.84%	9,781	2.5%	0.78%
Trust preferred securities	17,250	3.3%	9.38%	17,250	2.9%	9.38%	—	0.4%	0.00%

Total borrowings	79,302	15.0%	6.75%	110,679	18.4%	6.56%	(31,377)	(3.4)%	0.19%

Total interest-bearing liabilities	$529,009	100.0%	5.59%	$602,721	100.0%	5.80%	$(73,712)		(0.21)%

Excess of interest-earning assets over interest-bearing liabilities	$37,823			$34,285			$3,538
Net interest rate spread			2.85%			2.55%			0.30%
Net interest margin			3.23%			2.86%			0.37%

  Volume and Rate Variance Analysis of Net Interest Income

  Nine Months Ended September 30, 2001 and 2000

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

	Nine Months Ended September 30, 2001 vs. 2000
	Increase (Decrease) Due To
	Volume	Rate	Total
Interest Income:
Loans	$1,371	$(589)	$782
Securities purchased under resale agreements	310	(35)	275
Investment securities available for sale:
U.S. government sponsored agency securities:
Callable bonds	(7,033)	36	(6,997)
Mortgage-backed securities	2,009	(35)	1,974
Corporate debt securities	1	(52)	(51)

Total investment securities	(5,023)	(51)	(5,074)

Total interest income	(3,342)	(675)	(4,017)

Interest Expense:
Money market checking	(59)	(129)	(188)
Savings accounts	(957)	(1,385)	(2,342)
Certificates of deposit	(566)	465	(101)

Total deposits	(1,582)	(1,049)	(2,631)

Securities sold under repurchase agreements	(1,222)	(201)	(1,423)
Borrowings from State of California	(474)	(205)	(679)
Term borrowings	471	195	666
Trust preferred securities	—	—	—

Total borrowings	(1,225)	(211)	(1,436)

Total interest expense	(2,807)	(1,260)	(4,067)

Net interest income	$(535)	$585	$50

Net Interest Income—Nine Months Analysis

    Net interest income grew by $50,000, to $13.7 million, during the nine months ended September 30, 2001 compared to the same period in 2000, primarily due to a $585,000 increase attributable to changes in interest rates. This was principally due to a decrease in interest expense resulting from the Company's lowering of the interest rates on its deposits as well as the reduction of interest rates on its borrowing facilities. These factors were partially offset by a decrease in interest income on loans resulting from the downward repricing of the Company's variable rate loans and the weighted average interest rate on loan payoffs exceeding the weighted average interest rate on loan originations. All of these factors resulted from a lower interest rate environment attributable to a 350 basis point reduction in the federal funds rate by the Federal Reserve during the first nine months of 2001.

    Partially offsetting the above $585,000 growth in net interest income attributable to changes in interest rates, was a $535,000 decrease attributable to changes in volume. This was primarily due to a reduction in interest income resulting from the calls and sales of the Company's callable bonds. Partially offsetting this factor was (i) an increase in interest income due to loan growth and the purchases of U.S. government sponsored agency mortgage-backed securities (the "mortgage-backed securities"), and (ii) a reduction of interest expense resulting from deposit run-off and the pay-down of short-term borrowings. The funding for the loan growth, mortgage-backed securities purchases, deposits outflows, and borrowings pay-downs was obtained principally from the proceeds of the calls and sales of callable bonds.

    The net interest rate spread grew by 30 basis points, to 2.85%, during the nine months ended September 30, 2001, compared to the same period last year. This was primarily due to a decrease of 21 basis points, to 5.59%, in the rate paid on average total interest-bearing liabilities, as well as an increase of nine basis points, to 8.44%, in the yield earned on average total interest-earning assets. The decrease in the rate paid on average total interest-bearing liabilities was principally attributable to the above mentioned lowering by the Company of the interest rates on its deposits. The rise in the yield earned on average total interest-earning assets was principally due to a change in the composition of average total interest-earning assets to higher yield loans from lower yield investment securities, which resulted primarily from the calls and sales of callable bonds.

  Total Interest Income—Nine Months Analysis

    Total interest income decreased by $4.0 million, to $35.8 million, during the nine months ended September 30, 2001 compared to the same period in 2000. This was primarily due to a reduction in average total interest-earning assets, which decreased interest income by $3.3 million, as well as to a decline in yield earned on these assets, which decreased interest income by $675,000.

    Average total interest-earning assets declined by $70.2 million, to $566.8 million, during the first nine months of 2001 compared to the same period in 2000, and was principally due to a reduction in average callable bonds of $144.2 million, to $99.4 million, partially offset by an increase of $44.7 million, to $48.6 million, in average mortgage-backed securities and an increase of $19.7 million, to $403.5 million, in average loans.

    The changes in average investment securities and average loans resulted in a shift in the mix of average total interest-earning assets to higher yield loans from lower yield investment securities. The percentage of average loans to average total interest-earning assets increased to 71.2% during the nine months ended September 30, 2001 from 60.2% during the same period last year.

    The reasons for the reduction in average callable bonds and increase in average mortgage-backed securities were discussed previously. See "Results of Operations—Total Interest Income—Three Months Analysis.

    The yield earned on average total interest-earning assets rose by nine basis points, to 8.44%, during the nine months ended September 30, 2001 compared to the same period in 2000, due to a change in the composition of average total interest-earning assets to higher yield loans from lower yield investment securities. Partially offsetting the rise in the yield earned on average total interest-earning assets were the following decreases attributable to the declining interest rate environment during the first nine months of 2001:

  •
  The yield on average loans declined by 20 basis points, to 9.34%, primarily due to the downward repricing of the Company's variable rate loans and the weighted average interest rate on loan payoffs exceeding the weighted average interest rate on loan originations.

  •
  The yield on average short-term securities purchased under resale agreements decreased by 220 basis points, to 4.19%.

  •
  The yield on average fixed rate mortgage-backed securities dropped by 104 basis points, to 5.98%, primarily due to the lower yield purchases made during the lower interest rate environment of 2001 with the proceeds from the calls and sales of callable bonds.

  •
  The yield on average variable rate corporate debt securities declined by 169 basis points, to 7.03%, reflecting the downward repricing of these variable rate instruments.

  Total Interest Expense—Nine Months Analysis

    Total interest expense decreased by $4.1 million, to $22.1 million, during the nine months ended September 30, 2001 compared to the same period in 2000. This was due to a reduction in average total interest-bearing liabilities, which decreased interest expense by $2.8 million, as well as to a decline in the interest rate paid on these liabilities, which reduced interest expense by $1.3 million.

    Average total interest-bearing liabilities declined by $73.7 million, to $529.0 million, during the first nine months of 2001 compared to the same period in 2000, and was due to decreases of $42.3 million and $31.4 million in average deposits and average borrowings, respectively. The changes in average deposits and average borrowings resulted in a shift in the mix of average total interest-bearing liabilities to lower rate deposits from higher rate borrowings. The percentage of average deposits to average total interest-bearing liabilities increased to 85.0% during the first nine months of 2001 from 81.6% during the same period last year.

    The decline in average deposits of $42.3 million, to $449.7 million, during the first nine months of 2001 compared to the same period last year, was due to reductions of $28.1 million, $12.2 million, and $2.0 million in average savings accounts, average certificates of deposit, and average money market checking, respectively. These decreases were primarily attributable to the Company's lowering of interest rates on all of its deposit products in anticipation of and in response to the 350 basis point reduction in the federal funds rate by the Federal Reserve during 2001.

    The decline in average borrowings of $31.4 million, to $79.3 million, during the first nine months of 2001 compared to the same period last year, was principally due to decreases of $28.8 million and $12.3 million in average securities sold under repurchase agreements and average borrowings from the State of California, respectively, partially offset by an increase in average term borrowings of $9.7 million. The reductions in these short-term, lower rate borrowings were funded primarily with the proceeds from the calls and sales of callable bonds and resulted in a shift in the composition of average borrowings to the long-term, higher rate trust preferred securities. The percentage of average trust preferred securities to average borrowings rose to 21.8% during the nine months ended September 30, 2001, from 15.6% during the same period last year.

    The rate on average total interest-bearing liabilities dropped by 21 basis points, to 5.59%, during the nine months ended September 30, 2001 compared to the same period in 2000, and was principally due to (i) a decrease of 25 basis points, to 5.37%, in the rate on average deposits, and (ii) a shift in the mix of average total interest-bearing liabilities to lower rate deposits from higher rate borrowings. Partially offsetting the reduction in the rate on average total interest-bearing liabilities was an increase of 19 basis points, to 6.75%, in the rate on average borrowings.

    The 25 basis points decline in the rate on average deposits was primarily due to reductions of 117 basis points and 120 basis points in the rates on average money market checking and average savings accounts, respectively, partially offset by an increase of 21 basis points in the rate on average certificates of deposit. The rise in the certificates of deposit rate occurred, despite current rate reductions in 2001 by the Company, principally due to (i) the significant rate increases in this product made by the Company during the second quarter of 2000 and (ii) the fixed rate, long-term nature of this product. As older, higher rate certificates of deposit mature and are replaced by newer, lower rate certificates, the overall rate on the Company's certificates has, and should continue to, come down.

    The 19 basis point rise in the rate on average borrowings was primarily due to the above mentioned shift in the composition of average borrowings to higher rate trust preferred securities, as well as to the increase of 78 basis points, to 6.62%, in the rate on average term borrowings. The term borrowings were obtained during the rising interest rate environment of 2000 and will mature in 2002. Partially offsetting the increase in the rate on average borrowings were reductions in the rates on the Company's short-term borrowing facilities, which were attributable to the declining interest rate environment during the first nine months of 2001. The interest rates on average securities sold under repurchase agreements and average borrowings from the State of California declined by 90 basis points and 105 basis points, respectively. See "Results of Operations—Total Interest Expense—Three Months Analysis" for additional information regarding the rate on average borrowings.

Provision for Loan Losses

    During the three months ended September 30, 2001, the Company increased its provision for loan losses by $25,000, to $150,000, compared to the same period in 2000. During the nine months ended September 30, 2001, the Company reduced its provision for loan losses by $270,000, to $230,000, compared to the same period in 2000. The Company uses the provision for loan losses to establish the allowance for loan losses based on management's evaluation of the risk inherent in the loan portfolio. See "Financial Condition—Allowance for Loan Losses."

Non-interest Income

    The following table sets forth certain information with respect to the Company's non-interest income for the periods indicated (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	Amounts		Increase (Decrease)		Amounts		Increase (Decrease)
	2001	2000	$	%	2001	2000	$	%
Loan prepayment and late fee income	$47	$87	$(40)	(46.0)%	$257	$238	$19	8.0%
Gain on sale of SBA 7(a) loans	95	114	(19)	(16.7)%	405	114	291	255.3%
Gain on sale of SBA 504 loans and
broker fee income	69	—	69	100.0%	298	—	298	100.0%
Gain on sale of investment securities	106	—	106	100.0%	95	—	95	(100.0)%
Gain on sale of other real estate owned	—	—	—	—	—	115	(115)	(100.0)%
Other income	219	157	62	39.5%	579	438	141	32.2%

Total non-interest income	$536	$358	$178	49.7%	$1,634	$905	$729	80.6%

    Non-interest income for the three months ended September 30, 2001 increased by $178,000, to $536,000, compared to the same period in 2000. This was primarily due to the gain on sale of investment securities of $106,000 and the gain on sale of SBA 504 loans and broker fee income of $69,000.

    Non-interest income for the nine months ended September 30, 2001 increased by $729,000, to $1.6 million, compared to the same period in 2000. This was principally due to an increase in the gain on sale of SBA 7(a) loans of $291,000 and the gain on sale of SBA 504 loans and broker fee income of $298,000.

Non-interest Expense

    The following table sets forth certain information with respect to the Company's non-interest expense for the periods indicated (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	Amounts		Increase (Decrease)		Amounts		Increase (Decrease)
	2001	2000	$	%	2001	2000	$	%
Salaries and employee benefits	$1,718	$1,611	$107	6.6%	$4,973	$4,523	$450	9.9%
Net occupancy expenses	397	332	65	19.6%	1,199	1,078	121	11.2%
Communication and data processing	247	202	45	22.3%	762	644	118	18.3%
Legal, audit, and other professional fees	261	159	102	64.2%	507	430	77	17.9%
Advertising and promotion	48	56	(8)	(14.3)%	170	175	(5)	(2.9)%
Credit and collection expenses	—	(136)	136	100.0%	—	(134)	134	100.0%
Other real estate owned expenses	—	(6)	6	100.0%	—	(10)	10	100.0%
Other expenses	177	192	(15)	(7.8)%	547	552	(5)	(0.9)%

Total non-interest expense	$2,848	$2,410	$438	18.2%	$8,158	$7,258	$900	12.4%

    Non-interest expense for the three months ended September 30, 2001 grew by $438,000, to $2.8 million, compared to the same period in 2000. This was primarily due to $136,000 in recovery of credit and collection expenses recorded in the prior year, and increases of $107,000 and $102,000 in salaries and employee benefits and legal, audit, and other professional fees, respectively.

    Non-interest expense for the nine months ended September 30, 2001 grew by $900,000, to $8.2 million, compared to the same period in 2000. This was primarily due to increases of $450,000, $121,000, and $118,000 in salaries and employee benefits, net occupancy expenses, and communication and data processing, respectively. Also contributing to the growth in non-interest expense was $134,000 in recovery of credit and collection expenses recorded in the prior year.

    The increases in salaries and employee benefits for the three and nine months ended September 30, 2001, compared to the same periods in 2000, were primarily due to the following factors:

  •
  In January of 2001, employee base salaries increased by approximately 4%.

  •
  In June of 2000, the Company hired a commercial marketing representative in Laguna Hills, California to handle lending in Orange County and the Inland Empire.

  •
  During the last seven months of 2000, the Company hired nine employees to establish and expand its SBA lending program and they consisted of one Senior Vice President, four Vice Presidents, and four other personnel. During the first nine months of 2001, the Company hired six employees to further expand its SBA lending program, and they consisted of four Vice Presidents and two other employees.

    The increases in legal, audit, and other professional fees for the three and nine months ended September 30, 2001, compared to the same periods in 2000, was primarily due to the outsourcing of the Company's internal audit function, which replaced the Company's in-house internal audit department.

FINANCIAL CONDITION

Balance Sheet Analysis

    The following table presents condensed balance sheets as of the dates indicated and the dollar and percentage changes between the periods (in thousands):

			Increase (Decrease)
	September 30, 2001	December 31, 2000
			$	%
Assets
Cash and cash equivalents	$36,610	$5,336	$31,274	586.1%
Investment securities available for sale, at market	65,767	234,448	(168,681)	(71.9%)
Net loans	417,199	393,045	24,154	6.1%
Other assets	11,586	15,831	(4,245)	(26.8%)

Total assets	$531,162	$648,660	$(117,498)	(18.1%)

Liabilities
Money market checking	$17,296	$14,414	$2,882	20.0%
Savings accounts	143,551	148,347	(4,796)	(3.2%)
Certificates of deposit	265,702	336,076	(70,374)	(20.9%)

Total deposits	426,549	498,837	(72,288)	(14.5%)

Securities sold under repurchase agreements	—	23,500	(23,500)	(100.0%)
Borrowings from State of California	—	28,000	(28,000)	(100.0%)
Term borrowings	40,000	40,000	—	—
Trust preferred securities	17,250	17,250	—	—

Total borrowings	57,250	108,750	(51,500)	(47.4%)

Total interest-bearing liabilities	483,799	607,587	(123,788)	(20.4%)
Other liabilities	9,619	7,143	2,476	34.7%

Total liabilities	493,418	614,730	(121,312)	(19.7%)

Shareholders' Equity
Common stock, at par	30	30	—	0.0%
Additional paid-in capital	27,778	27,790	(12)	(0.0%)
Retained earnings	17,967	14,542	3,425	23.6%
Accumulated other comprehensive income (loss)—unrealized gain (loss) on securities, net	164	(1,532)	1,696	110.7%
Common stock in treasury, at cost	(8,195)	(6,900)	(1,295)	(18.8%)

Total shareholders' equity	37,744	33,930	3,814	11.2%

Total liabilities and shareholders's equity	$531,162	$648,660	$(117,498)	(18.1%)

    Total assets declined by $117.5 million, to $531.2 million, during the nine months ended September 30, 2001, primarily due to a $168.7 million decrease in investment securities, which principally consisted of the following activity:

  •
  Issuer calls of $219.2 million of callable bonds.

  •
  Sales of $10.0 million of callable bonds.

  •
  Purchases of $108.0 million of mortgage-backed securities.

  •
  Sales of $42.4 million of mortgage-backed securities.

    Net loans increased by $24.2 million, to $417.2 million, during the nine months ended September 30, 2001, primarily due to $71.1 million of originations, partially offset by $39.4 million of principal payments and $10.0 million in sales of SBA loans.

    Total liabilities declined by $121.3 million, to $493.4 million, during the nine months ended September 30, 2001, primarily due to decreases of $72.3 million and $51.5 million in deposits and borrowings, respectively.

    The decline in deposits of $72.3 million, to $426.5 million, during the first nine months of 2001 was comprised of decreases of $70.4 million and $4.8 million in certificates of deposit and savings accounts, respectively, partially offset by an increase in money market checking of $2.9 million. The overall decline in deposits was primarily attributable to the Company's lowering of its deposit rates in anticipation of and in response to the 350 basis point reduction in the federal funds rate by the Federal Reserve during 2001. The reduction in deposits was funded primarily with the proceeds from the calls and sale of callable bonds.

    The changes in the balances of the Company's deposit products resulted in a shift in the composition of deposits to lower rate money market checking/savings accounts from higher rate certificates of deposit. This reflected the Company's strategy and efforts to help reduce the overall cost of its deposits. The percentage of money market checking/savings accounts to total deposits increased to 37.7% at September 30, 2001 from 32.6% at December 31, 2000.

    The decline in borrowings of $51.5 million, to $57.3 million, during the first nine months of 2001 was principally due to decreases of $23.5 million and $28.0 million in securities sold under repurchase agreements and borrowings from the State of California, respectively. The reduction in these short-term borrowings was funded primarily with the proceeds from the calls and sale of callable bonds.

    Shareholders' equity increased by $3.8 million, to $37.7 million, during the nine months ended September 30, 2001. Changes to shareholders' equity were due to the following factors:

  •
  The Company recorded $4.0 million of net income for the first nine months of 2001.

  •
  The Company declared and paid cash dividends of $594,000 for the first nine months of 2001.

  •
  Accumulated other comprehensive income (loss) changed to income of $164,000 at September 30, 2001 from a loss of $1.5 million at December 31, 2000, primarily due to the calls and sale of callable bonds available for sale, as well as to an increase in market value of the Company's investment securities available for sale.

  •
  Common stock in treasury increased by $1.3 million during the first nine months of 2001, primarily due to the $1.4 million purchase of 74,500 shares of the Company's common stock under its stock repurchase plan. Partially offsetting this increase and thereby reducing the number of treasury shares was the issuance of 8,549 shares of common stock in treasury, at an aggregate cost of $127,000, under the Company's employee stock purchase plan, non-employee directors stock purchase plan, and employee stock option plan.

Allowance for Loan Losses

    The allowance for loan losses increased by $319,000, to $7.6 million, during the nine months ended September 30, 2001, due to $230,000 recorded in provision for loan losses and net recoveries of $89,000. The allowance for loan losses as a percentage of loans was 1.78% at September 30, 2001, as compared to 1.81% at December 31, 2000.

    The Company's management considered the following recent loan loss and credit experience in evaluating the allowance for loan losses at September 30, 2001:

  •
  During the nine months ended September 30, 2001, recoveries exceeded charge-offs by $89,000.

  •
  There were no non-accrual loans and other real estate owned at September 30, 2001.

  •
  There were no non-accrual loans at quarter end for five of the last six quarters.

  •
  Most of the Company's variable rate borrowers experienced some decline in the interest payments on their loans due to the 350 basis point drop in the prime rate during the nine months ended September 30, 2001, which strengthened their debt service capabilities. However, these borrowers did not realize the full impact of the prime rate reduction on their loan payments due to interest rate floors that exist on most of the Company's variable rate loans. As of September 30, 2001, 83.4% of the Company's loan portfolio consisted of variable rate loans, and 49.9% consisted of prime rate loans.

    Besides recent loan loss and credit experience, management considers historical loan loss experience as well as changes within the loan portfolio in evaluating the adequacy of the allowance for loan losses. Changes in the loan portfolio include (i) the growth in SBA lending, (ii) changes in geographic concentration, (iii) changes in the collateral mix of the loan portfolio, and (iv) the debt service ability of borrowers. In addition, management attempts to factor in the changes that relate to the economy in specific cities or locations, as well as economic differences in this current recession versus the most recent prior recession of 1991 - 1993. While most of these factors (geographic concentration, collateral concentration, debt service coverage of borrowers, and current vacancy rates) are favorable to the Company's current loan portfolio as compared to the loan portfolio of the 1991 - 1993 economic period, management believes that the nature of the danger to the national economy with the risk of terrorism, the negative impact of declines in corporate earnings, and the loss of consumer confidence, could cause this national recession to be deeper than the recession of 1991 - 1993. In considering all of the above factors, management believes that the allowance for loan losses as of September 30, 2001 is adequate.

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

    The following table sets forth certain information with respect to the Company's allowance for loan losses for the periods indicated (dollars in thousands):

	Nine Months Ended September 30, 2001	Nine Months Ended September 30, 2000	Twelve Months Ended December 31, 2000
Allowance at beginning of period	$7,240	$6,450	$6,450
Provision for loan losses	230	500	604
Net (charge-offs) recoveries:
Charge-offs	(59)	—	(123)
Recoveries	148	264	309

Total net recoveries	89	264	186

Allowance at end of period	$7,559	$7,214	$7,240

Allowance to total loans	1.78%	1.82%	1.81%
Allowance to non-accrual loans	—	—	—

NON-PERFORMING ASSETS

    The following table sets forth non-accrual loans and OREO as of the dates indicated (dollars in thousands):

	September 30, 2001	December 31, 2000
Non-accrual loans	$—	$—
Other real estate owned (OREO)	—	—

Total non-performing assets	$—	$—

Non-accrual loans to total loans	—	—
Total non-performing assets to total assets	—	—

    During the first quarter of 2001, two loans totaling $889,000 transferred to non-accrual status from accrual status, and were comprised of an $859,000 commercial real estate loan and a $30,000 SBA 7(a) loan. During the second quarter of 2001, the first loan was paid off and the second loan was charged off.

LIQUIDITY

    The Company's primary sources of funds are deposits, borrowings, and payments of principal and interest on loans and investment securities. While maturities and scheduled principal amortization on loans are a reasonably predictable source of funds, deposit flows and mortgage loan prepayments are greatly influenced by the level of interest rates, economic conditions, and competition. As a measure of protection against these uncertainties, the Company maintains borrowing relationships with several brokers, whereby the Company is able to borrow funds that are secured by pledging specific amounts of certain U.S. government sponsored agency securities. The Company is generally able to borrow up to 98% of the market value of these securities. As of September 30, 2001, the market values of U.S. government sponsored agency securities that were available for collateral purposes totaled $20.4 million.

    During the second quarter of 2001, the Bank became a member of the FHLB, which will serve as a source of both fixed rate and adjustable rate borrowings, with maturities ranging from one day to 30 years. Under the FHLB's lending program, the Bank has the option to use its commercial real estate loans or U.S. government sponsored agency mortgage-backed securities as collateral for its borrowings. The Bank is currently able to borrow up to $105.3 million, based on 20% of its unconsolidated total assets of $526.9 million at September 30, 2001. As of September 30, 2001, the Bank had no borrowings from the FHLB.

    The Bank also has a fixed rate borrowing facility with the State of California Treasurer's Office under which the Bank can borrow an amount not to exceed its unconsolidated total shareholder's equity. Borrowing maturity dates under this program cannot exceed one year. As of September 30, 2001, the Bank's unconsolidated total shareholder's equity was $50.5 million and the Bank had no outstanding borrowings from the State of California.

DIVIDENDS

    As a Delaware corporation, Pacific Crest may pay common dividends out of surplus or, if there is no surplus, from net profits for the current and preceding fiscal year. Pacific Crest, on an unconsolidated basis, had approximately $3.4 million in cash and investments less current liabilities and short-term debt at September 30, 2001. However, these funds are necessary to pay future operating expenses of Pacific Crest, service all outstanding debt, including the $17.25 million junior subordinated debentures payable to PCC Capital, and fund possible future capital infusions into the Bank. Without dividends from the Bank, Pacific Crest must rely solely on existing cash, investments, and the ability to secure borrowings.

    During each of the first, second, and third quarters of 2001, the Company declared and paid a cash dividend of $0.08 per common share for a total amount per quarter of $199,000, $199,000, and $196,000, respectively. On October 23, 2001, the Company announced that the Board of Directors had declared a cash dividend of $0.08 per common share for the fourth quarter of 2001. The dividend will be payable on December 17, 2001 to shareholders of record at the close of business on December 3, 2001.

    The Bank's ability to pay dividends to Pacific Crest is restricted by California state law, which requires that sufficient retained earnings be available to pay the dividend. During the first, second, and third quarter of 2001, the Bank declared and paid cash dividends of $600,000, $800,000, and $800,000, respectively, to Pacific Crest. At September 30, 2001, the Bank had retained earnings of $20.6 million available for future dividend payments. The Bank anticipates that it will pay a quarterly dividend to Pacific Crest for the fourth quarter of 2001.

CAPITAL RESOURCES

    The Company's objective is to maintain a level of capital that will support sustained asset growth, provide for anticipated credit risks, and ensure that regulatory guidelines and industry standards are met. Pacific Crest and the Bank are subject to certain minimum capital adequacy and minimum well capitalized category guidelines adopted by the Federal Reserve and the FDIC. These guidelines relate primarily to the leverage ratio, the Tier 1 risk-based capital ratio, and the total risk-based capital ratio. The minimum well capitalized required ratios are 5.00% leverage, 6.00% Tier 1 risk-based capital, and 10.00% total risk-based capital. The minimum capital adequacy required ratios are 4.00% leverage, 4.00% Tier 1 risk-based capital, and 8.00% total risk-based capital. At September 30, 2001, Pacific Crest and the Bank were in compliance with all such capital requirements.

    The following table presents the regulatory ratios of Pacific Crest and the Bank as of the dates indicated:

Actual	Leverage Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio
September 30, 2001
Pacific Crest Capital, Inc.	9.06%	11.77%	14.14%
Pacific Crest Bank	9.17%	11.89%	13.15%
December 31, 2000
Pacific Crest Capital, Inc.	7.16%	10.63%	13.11%
Pacific Crest Bank	7.36%	10.82%	12.07%
Requirements
Minimum Well Capital ized	5.00%	6.00%	10.00%
Minimum Capital Adequacy	4.00%	4.00%	8.00%

    The increase in the capital ratios from December 31, 2000 to September 30, 2001 was primarily due to the decrease in total assets of $117.5 million during the first nine months of 2001, which was principally due to the calls and sale of callable bonds.

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

    The following table is a summary of the Company's one-year GAP as of the dates indicated (in thousands):

	September 30, 2001	December 31, 2000	Increase (Decrease)
Total interest-sensitive assets maturing or repricing within one year ("one-year assets")	$311,085	$442,686	$(131,601)
Total interest-sensitive liabilities maturing or repricing within one year ("one-year liabilities")	426,064	466,415	(40,351)

One-year GAP	$(114,979)	$(23,729)	$(91,250)

    The one-year GAP decreased by $91.3 million during the first nine months of 2001, principally due to a decrease in one-year assets of $131.6 million, partially offset by a decrease in one-year liabilities of $40.3 million.

    The decrease in one-year assets was primarily due to the calls and sale of $227.1 million of the Company's entire portfolio of fixed rate callable bonds, which were reported in the one-year category at December 31, 2000, due to the lowering of the federal funds rate by the Federal Reserve in January 2001, and thus the likelihood that these securities would be called. The proceeds from these calls and sale were partially re-invested into long-term fixed rate mortgage-backed securities.

    Partially offsetting the decrease in one-year callable bonds was an increase of $65.3 million, to $274.3 million, in loans in the one-year category. This was due to the Company's originations of primarily adjustable rate loans during the nine months ended September 30, 2001, as well as the movement of loans into the one-year category from categories with longer terms. Additionally, short-term securities purchased under resale agreements increased by $30.3 million, to $33.3 million, principally due to the investment of proceeds from the calls and sale of callable bonds.

    The decrease in one-year liabilities was primarily due to decreases of $23.5 million, $28.0 million, and $16.9 million in securities sold under repurchase agreements, State of California borrowings, and certificates of deposit in the one-year category, respectively. The reductions in these categories were primarily funded with proceeds from the calls and sale of callable bonds. Partially offsetting these decreases was the movement of $30.0 million in term borrowings into the one-year category, which was comprised of $10.0 million from the 12-to-18-month category and $20.0 million from the 18-to-24-month category.

    The Company has assumed, for purposes of the GAP table below, that its money market checking and savings accounts reprice immediately.

    The GAP table below provides information about the Company's balance sheet non-derivative financial instruments at September 30, 2001 that are sensitive to changes in interest rates. For all financial instruments, the table presents the outstanding principal balance and the weighted average interest yield/rate of the instruments by either the date that the instrument can be repriced, for variable rate financial instruments, or the maturity date, for fixed rate financial instruments (dollars in thousands):

	Maturity or Repricing Date
September 30, 2001	Within 6 Months	Over 6 to 12 Months	Over 12 to 18 Months	Over 18 to 24 Months	Over 24 Months	Total
Interest-Sensitive Assets:
Securities purchased under resale agreements	$33,312	$—	$—	$—	$—	$33,312
average yield (variable rate)	3.10%	—	—	—	—	3.10%
U.S. government sponsored agency mortgage-backed securities	—	—	—	—	62,337	62,337
average yield (fixed rate)	—	—	—	—	5.72%	5.72%
Corporate debt securities	3,430	—	—	—	—	3,430
average yield (variable rate)	5.65%	—	—	—	—	5.65%
Loans, gross	213,205	61,138	14,219	22,621	113,562	424,745
average yield	9.12%	8.50%	8.70%	9.09%	8.38%	8.81%

Total interest-sensitive assets	$249,947	$61,138	$14,219	$22,621	$175,899	$523,824

Interest-Sensitive Liabilities:
Money market checking	$17,296	$—	$—	$—	$—	$17,296
average rates (variable rate)	2.66%	—	—	—	—	2.66%
Savings accounts	143,551	—	—	—	—	143,551
average rates (variable rate)	3.46%	—	—	—	—	3.46%
Certificates of deposit	116,089	119,128	7,374	3,300	19,811	265,702
average rates (fixed rate)	5.69%	5.34%	6.26%	5.71%	6.14%	5.58%
Securities sold under repurchase agreements	—	—	—	—	—	—
average rates (variable rate)	—	—	—	—	—	—
Borrowings from State of California	—	—	—	—	—	—
average rate (fixed rate)	—	—	—	—	—	—
Term borrowings	—	30,000	10,000	—	—	40,000
average rates (fixed rate)	—	6.63%	6.61%	—	—	6.63%
Trust preferred securities	—	—	—	—	17,250	17,250
average rates (fixed rate)	—	—	—	—	9.38%	9.38%

Total interest-sensitive liabilities	$276,936	$149,128	$17,374	$3,300	$37,061	$483,799

GAP	$(26,989)	$(87,990)	$(3,155)	$19,321	$138,838	$40,025

Cumulative GAP	(26,989)	(114,979)	(118,134)	(98,813)	40,025

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

    On September 29, 2000, a complaint was filed against the Bank in which the plaintiff alleged that he deposited $50,000 with the Bank in 1984 and that the funds were never returned. The plaintiff seeks the principal amount plus accrued interest and punitive damages, but has yet to comply with the Bank's discovery request for supporting documentation. A mediation hearing has been scheduled for December 3, 2001.

    There are claims currently pending against the Company, other than discussed above, that management considers to be merely incidental to normal operations. In addition, management, after review, including consultation with counsel, believes that the ultimate liability, if any, that could arise from such claims would not materially affect the Company's financial position or results of operations.

ITEM 2. Changes in Securities

    None.

ITEM 3. Defaults upon Senior Securities

    None.

ITEM 4. Submission of Matters to a Vote of Security Holders

    None.

ITEM 5. Other Information

    None.

ITEM 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

      None.

  (b)
  Reports on Form 8-K

      The Company filed no reports on Form 8-K during the quarter ended September 30, 2001.

SIGNATURES

    Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC CREST CAPITAL, INC.

Date: November 9, 2001	/s/ GARY WEHRLE Gary Wehrle President and Chief Executive Officer

Date: November 9, 2001	/s/ ROBERT J. DENNEN Robert J. Dennen Senior Vice President, Chief Financial Officer Corporate Secretary

QuickLinks

FORM 10-Q
PACIFIC CREST CAPITAL, INC. SEPTEMBER 30, 2001 FORM 10-Q TABLE OF CONTENTS
PACIFIC CREST CAPITAL, INC. CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)
PACIFIC CREST CAPITAL, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (dollars in thousands, except per share data)
PACIFIC CREST CAPITAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited) (dollars and shares in thousands)
PACIFIC CREST CAPITAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in thousands)
PACIFIC CREST CAPITAL, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2001 (Unaudited)
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
PACIFIC CREST CAPITAL, INC.