Form 10-K405
period 2001-12-31
PACIFIC CREST CAPITAL INC
filed 2002-04-01
CIK 912048

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on April 1, 2002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number: 0-22732

PACIFIC CREST CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4437818
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
30343 Canwood Street Agoura Hills, California (Address of principal executive offices)	91301 (Zip Code)

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
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        As of March 15, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of such stock on the Nasdaq National Market, was $52,125,462.

        As of March 15, 2002, the number of shares outstanding of the registrant's $.01 par value Common Stock was 2,422,519.

Documents Incorporated by Reference

        Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2002 are incorporated by reference into Part III of this Form 10-K.

PACIFIC CREST CAPITAL, INC.

2001 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I

PART I

ITEM 1.    Business

GENERAL

        Pacific Crest Capital, Inc. ("Pacific Crest" or the "Parent") is a bank holding company principally engaged in commercial real estate lending and U.S. Small Business Administration ("SBA") lending through its wholly owned subsidiary, Pacific Crest Bank (the "Bank"). During the fourth quarter of 1999, Pacific Crest became a bank holding company regulated by the Board of Governors of the Federal Reserve System (the "Federal Reserve") as part of the conversion of the Bank's charter to that of a California state chartered commercial bank. See "Pacific Crest Bank" below. Unless the context otherwise indicates, the "Company" refers to Pacific Crest together with its wholly owned subsidiaries, Pacific Crest Bank and PCC Capital I.

Forward-Looking Information

        Certain matters discussed in this Annual Report on Form 10-K may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. Forward-looking statements include, but are not limited to, statements preceded by, followed by or that include the word "will," "believes," "expects," "anticipates," "intends," "plans," "estimates" or similar expressions. The Company's actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see "Factors That May Affect the Company's Business or Stock Value." Management of the Company believes that these forward-looking statements are reasonable; however, undue reliance should not be placed on such statements, which are based on current expectations.

Pacific Crest Bank

        Pacific Crest Bank is a California state chartered commercial bank that is supervised and regulated by the California Commissioner of Financial Institutions (the "Commissioner"), the California Department of Financial Institutions (the "Department" or "DFI"), and the Federal Deposit Insurance Corporation ("FDIC"). The Bank's deposits are insured by the FDIC up to applicable limits. In September of 1999, the Bank filed an application with the DFI to convert from a California state chartered industrial bank to a California state chartered commercial bank. In December of 1999, the Bank received all of the necessary regulatory approvals, and, on December 15, 1999 completed its conversion from a California state chartered industrial bank to a California state chartered commercial bank. The Bank converted to a California state chartered commercial bank primarily in order to better serve its business customers, diversify its business lending, and offer full-service checking accounts and online banking. The Bank introduced full-service, consumer demand deposit checking accounts to all of its retail customers in the fourth quarter of 2000 and intends to offer full-service on-line banking in 2002. During the second quarter of 2001, the Bank became a member of the Federal Home Loan Bank ("FHLB").

        Pacific Crest Bank is a business bank that concentrates on marketing to and serving the needs of investors, entrepreneurs, and small businesses located predominantly in California. The Bank conducts its deposit operations through three branch offices located in Beverly Hills, Encino, and San Diego, California. The Bank currently offers consumer demand deposit checking accounts, money market checking accounts, savings accounts, and certificates of deposit. The Bank has focused its lending activities on loans secured by commercial real estate and small business loans under various federal

SBA loan programs. The Bank conducts its lending operations in Southern California through its lending and marketing representatives and through its correspondent loan brokers located in areas outside of Southern California. To a lesser extent, and on a very selective basis, the Bank makes commercial real estate loans in other western states generally based on the quality of the borrowers.

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

LOANS

Lending Activities

        The Bank's primary focus in lending activities is the origination of adjustable rate and fixed rate commercial real estate loans and SBA loans. As of December 31, 2001, the Bank held 572 commercial real estate loans with an average balance of $752,000, as well as 128 SBA loans with an average balance of $189,000. Loans generally are made for terms from three to 20 years.

        In order to manage interest rate risk, the Company endeavors to underwrite most of its commercial real estate loans on an adjustable rate or short-term fixed rate basis. All of the Company's SBA 7(a) and 504 second lien loans are adjustable rate and generally reprice either monthly or quarterly based upon the Wall Street Journal prime lending rate, while the Company's SBA 504 first lien loans are generally fixed rate. The Company generally sells its SBA 504 first lien loans in the secondary market within 90 days of funding the loan.

        The Company's adjustable rate loans reprice on either a quarterly, semi-annual, or annual basis. A portion of these adjustable rate loans were initially fixed rate for a period of one to five years, but thereafter will reprice on either a quarterly, semi-annual, or annual basis. A number of loans have interest rate floors and ceilings that limit the interest rate repricing of the loans. For more information on the Company's loan repricing, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk ".

Commercial Real Estate Lending

        The Bank's loans have been originated primarily through either direct contacts with borrowers by Bank marketing representatives or referrals from commercial loan brokers, other banks, realtors, and other third parties, for which the borrower generally pays a referral fee ranging from 1/2% to 2% of the loan amount. The Bank employs commercial marketing representatives who maintain contacts with loan referral sources, screen referred transactions, and provide customer service. To a lesser extent, the Bank also uses correspondent loan brokers (independent contractors who are not Bank employees) who represent the Bank in geographic regions outside of Southern California. However, the Bank retains all underwriting responsibility in these lending transactions.

        The Bank's credit approval process includes an examination of the cash flow and debt service coverage of the property serving as loan collateral, as well as the financial condition and credit references of the borrower. Following analysis of the borrower's credit, cash flows and collateral, loans are submitted to the Bank's Credit Committee for approval. The Bank's senior management is actively involved in its commercial lending activities and collateral valuation and review process. The Bank obtains independent third party appraisals of all properties securing its loans. In addition, the Bank employs an individual who serves as internal property analyst to inspect properties and review the third party appraisals for the benefit of the Credit Committee.

        The Bank currently offers commercial real estate loans that generally fall within a range of $200,000 to $4.0 million. Management, in consultation with the Bank's Board of Directors, periodically adjusts and modifies its underwriting criteria and lending and underwriting policies in response to economic conditions and business opportunities.

        As of December 31, 2001, $430.4 million, or 93.2% of the Company's loans were categorized as commercial real estate loans. The Company's emphasis over the past five years in its commercial real estate lending operations (except for SBA 504 lending) has been on originating income producing property loans, where the borrower is not a tenant. The Company has been specializing in this type of lending for over 20 years and believes that it has developed exceptional risk diversification policies as well as exceptionally strong credit and collateral analysis skills in this area. During the five-year period ended December 31, 2001, total cumulative net charge-offs and other real estate owned valuation adjustments for commercial real estate loans totaled $777,000, an extremely low credit loss figure for this category of lending. The management of the Company believes that its excellent history of credit losses over the past five years has been due to a strong, diversified regional economy as well as the intense focus by the Company on risk management for commercial real estate lending. For additional information on the Company's asset quality and allowance for loan losses activity for the last five years, see "Asset Quality Review" and "Allowance for Loan Losses".

        The Company believes that it manages credit risk tightly in its commercial real estate loan portfolio and uses a variety of policy guidelines and analytical tools to achieve its asset quality objectives. Key risk control features include:

  •
  Geographic diversification of real estate collateral throughout Southern California and elsewhere, avoiding large submarket concentrations (see table on geographic locations of loans under "Loan Portfolio").

  •
  Avoiding lending in geographic areas that have rapidly escalating property rents or high levels of new construction.

  •
  Focusing on property types that are less prone to the "boom and bust" building cycle.

  •
  Limiting loan size on any one property. As of December 31, 2001, the largest single commercial real estate loan was $3.7 million and the average loan size of this portfolio was $752,000.

  •
  Analyzing the ability of the underlying commercial real estate to service the related borrower's loan through various economic and interest rate cycles.

  •
  Careful evaluation of professional property appraisals by both the Company's Credit Committee and the Company's internal property valuation review analyst.

  •
  Deploying only highly seasoned and skilled specialists in both business development and Credit Committee member positions. Employees in these roles average over 15 years of service with the Company, a unique level of tenure in this industry.

SBA Lending

        During 1997, the Company initiated an SBA 7(a) loan program. Loans made by the Company under this program generally are made to small businesses to provide working capital or to provide funding for the purchase of businesses, real estate, or machinery and equipment. These loans generally are secured by a combination of assets that may include equipment, receivables, inventory, business real property, and sometimes a lien on the personal residence of the borrower. SBA 7(a) loans are all adjustable rate loans based upon the Wall Street Journal prime lending rate. The SBA generally guarantees 75%-85% of the loan balance. Under the SBA 7(a) program, the Company can sell in the secondary market the guaranteed portion of selected SBA 7(a) loans that it originates and can retain the unguaranteed portion of the loans, as well as the servicing on such loans, for which it is paid a fee. The loan servicing spread is generally a minimum of 1.00% on all loans. The Company generally offers SBA 7(a) loans within a range of $50,000 to $1.0 million.

        During the fourth quarter of 2000, the Company initiated an SBA 504 loan program. Loans made by the Company under this program generally are made to small businesses to provide funding for the purchase of real estate. Under this program, the Company generally provides up to 90% financing of the total purchase cost, represented by two loans to the borrower. The first lien loan is generally a long-term, fully amortizing, fixed rate loan and made in the amount of 50% of the total purchase cost. The second lien loan is a short-term, interest only, adjustable rate loan, based upon the Wall Street Journal prime lending rate, and made in the amount of 40% of the total purchase cost. The Company's second lien loan serves as an interim bridge loan to the borrower until the Certified Development Corporation ("CDC") obtains bond funding, pays off the Company's second lien loan, and provides long-term, fixed rate financing directly to the borrower. The CDC pays off the Company's second lien loan generally within three to six months after the loan proceeds have been fully disbursed by the Company to the borrower. The CDC is a non-profit corporation established to contribute to the economic development of its community by working together with the SBA and private sector lenders such as the Bank, to provide financing to small businesses. The Company generally offers SBA 504 loans within a range of $300,000 to $3.0 million.

        The Company's intent is to sell its SBA 504 first lien loans to other banks, and since the SBA 504 second lien loans are ultimately funded by the CDC, the SBA 504 loan program has been functioning as fee income vehicle for the Company, as it generally does not retain any portion of these loans.

        As of December 31, 2001, the Company had achieved SBA "Preferred Lender" status in the entire state of Oregon, as well as in all Southern California SBA lending areas from Santa Barbara to San Diego counties. Preferred Lender status is the highest designation awarded to lenders by the SBA, and accordingly, grants such lenders full lending authority to approve SBA loans.

Lending to Professionals and Small Businesses

        During 2002, the Company plans to introduce a business lending program for business professionals and small businesses, which will complement the Company's SBA lending programs. Products offered under the new lending program will include a business line of credit and a business term loan. The business line of credit will be an interest-only loan, with principal due at maturity, and will generally range in size from $25,000 to $3.0 million. The line of credit loan would frequently be secured by a blanket lien on all available assets, including accounts receivable and inventory, as well as physical plant and equipment. The business term loan would be made for the purchase or refinance of machinery and equipment and will generally range in size from $25,000 to $500,000 with terms up to seven years.

Loan Portfolio

        The following table presents the categories of the Bank's loans at the dates indicated (in thousands):

	December 31,
	2001	2000	1999	1998	1997
Commercial real estate loans	$430,420	$382,596	$357,312	$278,614	$223,902
SBA business loans:
SBA 7(a) program	20,030	14,720	6,959	7,454	5,711
SBA 504 program	4,136	2,133	—	—	—

Total SBA business loans	24,166	16,853	6,959	7,454	5,711

Other loans:
Construction loans	860	—	1,200	1,496	—
Single-family residential loans	303	568	571	1,194	1,593
Commercial business/other loans	6,230	246	291	310	690

Total other loans	7,393	814	2,062	3,000	2,283

Gross loans	461,979	400,263	366,333	289,068	231,896
Deferred loan (fees) costs	(4)	22	(381)	(582)	(763)
Allowance for loan losses	(7,946)	(7,240)	(6,450)	(5,024)	(4,100)

Net loans	$454,029	$393,045	$359,502	$283,462	$227,033

Loans as a percent of gross loans:
Commercial real estate loans	93.17%	95.59%	97.54%	96.38%	96.55%
SBA business loans	5.23%	4.21%	1.90%	2.58%	2.46%
Other loans	1.60%	0.20%	0.56%	1.04%	0.99%

Total gross loans	100.00%	100.00%	100.00%	100.00%	100.00%

        The following table presents the Bank's loan originations for the periods indicated (in thousands):

	Years Ended December 31,
	2001	2000	1999	1998	1997
Commercial real estate loans	$97,783	$67,122	$127,604	$103,129	$46,819
Commercial business loans(1)	6,225	—	—	—	—
SBA business loans:
SBA 7(a) loans	14,061	10,726	4,049	5,710	3,091
SBA 504 loans	11,177	2,414	—	—	—

Total SBA business loans	25,238	13,140	4,049	5,710	3,091

Total loan originations	$129,246	$80,262	$131,653	$108,839	$49,910

(1)
Primarily represents unsecured loans to financial institutions.

        The table below sets forth the contractual maturities of the Bank's outstanding gross loans, less deferred loan fees, at December 31, 2001. Loans that have adjustable or floating interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses (dollars in thousands):

	Maturity Date	Loan Balance
Due in one year or less	2002	$9,090
Due after one year through five years	2003—2006	23,566
Due after five years	After 2006	429,319

Total		$461,975

        The table below presents the geographic locations and concentrations, as well as average size, of the Bank's outstanding gross loans, net of deferred loan fees, at December 31, 2001 (dollars in thousands):

	Percent of Total	Amount	Number of Loans	Average Loan Size
Southern California Counties
Los Angeles County:
Los Angeles County North	12.3%	$56,748	102	$556
Los Angeles County South	7.5%	34,547	57	606
Los Angeles County East	6.1%	28,312	42	674
Los Angeles County West	4.7%	21,797	32	681
Jefferson Park, Crenshaw, Leimert Park, Hyde Park	2.7%	12,522	20	626
Mid-City, Koreatown, Westlake	1.6%	7,467	15	498
Hollywood, Silverlake, Glassell Park, Echo Park	1.5%	6,897	16	431
South Los Angeles City, Inglewood	0.9%	4,327	7	618
Downtown Area, Chinatown	0.7%	3,463	4	866
Los Angeles County Other	4.5%	20,559	40	514

Total Los Angeles County	42.6%	196,639	335	587

Outside of Los Angeles County:
Orange	11.9%	55,189	69	800
San Diego	7.2%	33,484	85	394
San Bernardino	4.7%	21,822	28	779
Riverside	4.4%	20,188	24	841
Ventura	2.0%	9,314	14	665
All other counties (2)	0.9%	4,105	4	1,026

Total outside of Los Angeles County	31.2%	144,102	224	643

Total Southern California Counties	73.8%	340,741	559	610

Northern California Counties
Santa Clara	2.2%	10,191	12	849
Sacramento	1.8%	8,167	11	742
San Joaquin	0.9%	4,029	2	2,015
Sonoma	0.8%	3,636	3	1,212
Solano	0.8%	3,563	4	891
Butte	0.7%	3,353	2	1,677
Alameda	0.5%	2,454	4	614
San Mateo	0.4%	1,707	4	427
San Francisco	0.3%	1,351	2	676
All other counties (10)	1.3%	5,950	10	595

Total Northern California Counties	9.6%	44,401	54	822

Total California	83.4%	385,142	613	628

Outside of California
Arizona	7.2%	33,063	30	1,102
Texas	2.3%	10,773	11	979
Oregon	1.7%	7,838	23	341
Washington	1.7%	7,834	15	522
All other states (9)	3.8%	17,325	17	1,019

Total outside of California	16.6%	76,833	96	800

Total loans	100.0%	$461,975	709	$652

ASSET QUALITY REVIEW

        Non-performing assets consist of non-accrual loans and other real estate owned. The following table sets forth non-performing assets as of the dates indicated (dollars in thousands):

	December 31,
	2001	2000	1999	1998	1997
Non-accrual loans	$—	$—	$210	$—	$228
Other real estate owned	—	—	—	806	2,064

Total non-performing assets	$—	$—	$210	$806	$2,292

Non-accrual loans to total loans, net of deferred loan fees	—	—	0.06%	—	0.10%
Total non-performing assets to total assets	—	—	0.03%	0.12%	0.49%

        The following table presents net (charge-offs) recoveries, OREO valuation adjustments, and related asset quality ratios as of the dates or for the periods indicated (dollars in thousands):

	At or For the Years Ended December 31,
	2001	2000	1999	1998	1997
Net (charge-offs) recoveries	$46	$186	$(251)	$14	$(435)
OREO valuation adjustments	—	—	(43)	(50)	(370)

Total net (charge-offs) recoveries and OREO valuation adjustments	$46	$186	$(294)	$(36)	$(805)

Net (charge-offs) recoveries to average loans	0.01%	0.05%	(0.07)%	0.01%	(0.20)%
Net (charge-offs) recoveries and OREO valuation adjustments to average loans and OREO	0.01%	0.05%	(0.08)%	(0.01)%	(0.36)%
Allowance for loan losses to total loans, net of deferred fees	1.72%	1.81%	1.76%	1.74%	1.77%
Allowance for loan losses to non-accrual loans	—	—	3071%	—	1798%

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

        The following table represents the changes in non-accrual loans for the periods indicated (in thousands):

	Years Ended December 31,
	2001	2000	1999	1998	1997
Non-accrual loans at beginning of year	$—	$210	$—	$228	$1,386
Additions	889	1,304	3,053	—	3,325
Reinstatements to accrual status	—	—	(2,527)	—	(269)
Transfers to OREO	—	(210)	—	(208)	(1,376)
Charge-offs	(30)	(119)	(287)	(20)	(468)
Payments/payoffs/other	(859)	(1,185)	(29)	—	(2,370)

Net increase (decrease)	—	(210)	210	(228)	(1,158)

Non-accrual loans at end of year	$—	$—	$210	$—	$228

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

        The following table represents the changes in OREO for the periods indicated (in thousands):

	Years Ended December 31,
	2001	2000	1999	1998	1997
OREO balance at beginning of year	$—	$—	$806	$2,064	$3,469
Transfers from non-accrual loans	—	210	—	208	1,376
Write-downs	—	—	(43)	(50)	(370)
Payments/other	—	—	(51)	(84)	(136)
Sales	—	(210)	(712)	(1,332)	(2,275)

Net decrease	—	—	(806)	(1,258)	(1,405)

OREO balance at end of year	$—	$—	$—	$806	$2,064

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

        The following table represents the changes in TDRs for the periods indicated (in thousands):

	Years Ended December 31,
	2001	2000	1999	1998	1997
TDR balance at beginning of year	$—	$—	$—	$899	$719
Transfers to accruing loans	—	—	—	(899)	—
Charge-offs/other	—	—	—	—	180

Net (decrease) increase	—	—	—	(899)	180

TDR balance at end of year	$—	$—	$—	$—	$899

Potential Problem Loans

        In addition to loans disclosed above as non-accrual and TDR at December 31, 2001, of which the Company had none, the Company had six loans totaling $518,000 that have been categorized as potential problem loans by the Company. These loans have been so classified as a result of known information about the possible credit problems of the borrowers, which has caused management to have doubts about the ability of such borrowers to comply with current loan repayment terms, and which may result in the future inclusion of these loans in either the non-accrual loan or TDR categories. The loss exposure on these six loans is mitigated in that these loans are all SBA 7(a) loans, of which $390,000 is fully secured and guaranteed by the SBA. Further, the collateral securing the loans would generally be liquidated in a workout situation, and would provide some recovery in addition to the SBA guarantee.

ALLOWANCE FOR LOAN LOSSES

Classified Assets

        In connection with examinations of insured institutions, the FDIC and the DFI examiners have the authority to identify problem assets and, if necessary, require them to be classified. There are three primary classifications for problem assets: "substandard," "doubtful" and "loss." "Substandard" assets are assets that are characterized by the distinct possibility that the institution will sustain some loss if deficiencies are not corrected. "Doubtful" assets have all of the weaknesses inherent in "substandard" loans, but also have the characteristic that, on the basis of existing facts, conditions and values, collection or liquidation in full is highly questionable and improbable. "Loss" assets are assets that are considered uncollectible. Assets that are classified "loss" require the institution either to establish a specific reserve in the amount of 100% of the portion of the asset classified "loss" or to charge-off the asset. In addition, the FDIC characterizes certain assets as "special mention." These are assets that do not currently warrant classification in one of the three primary problem assets categories but that do possess weaknesses deserving management's close attention.

        The Company utilizes an internally developed loan classification and monitoring system in determining the appropriate level of the allowance for loan losses. This system involves periodic reviews of the loan portfolio and loan classifications based on that review.

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

        Adverse economic conditions or a declining real estate market could adversely affect certain borrowers' abilities to contractually repay their loans. A decline in the economy could result in deterioration in the quality of the loan portfolio and could result in high levels of non-performing assets and charge-offs, which would adversely affect the financial condition and results of operations of the Company.

        The following table sets forth the allocation of the Company's allowance for loan losses among the Company's loan categories by dollar amount and as a percent of the total allowance as of the dates indicated (dollars in thousands):

	December 31,
	2001	2000	1999	1998	1997
Commercial real estate loans	$7,376	$6,978	$6,291	$4,823	$3,936
SBA business loans	477	262	106	108	110
Other loans	93	—	53	93	54

Total allowance for loan losses	$7,946	$7,240	$6,450	$5,024	$4,100

Commercial real estate loans	92.83%	96.38%	97.54%	96.00%	96.00%
SBA business loans	6.00%	3.62%	1.64%	2.15%	2.68%
Other loans	1.17%	0.00%	0.82%	1.85%	1.32%

Total allowance for loan losses	100.00%	100.00%	100.00%	100.00%	100.00%

        The following table sets forth activity in the Company's allowance for loan losses for the periods indicated (in thousands):

	Years Ended December 31,
	2001	2000	1999	1998	1997
Allowance at beginning of year	$7,240	$6,450	$5,024	$4,100	$3,400
Provision for loan losses	660	604	1,677	910	1,135
Net (charge-offs) recoveries:
Charge-offs:
Commercial real estate loans	—	—	(280)	(20)	(468)
SBA business loans	(111)	(123)	(7)	—	—
Recoveries:
Commercial real estate loans	42	309	36	34	33
SBA business loans	115	—	—	—	—

Total net (charge-offs) recoveries	46	186	(251)	14	(435)

Allowance at end of year	$7,946	$7,240	$6,450	$5,024	$4,100

INVESTMENTS

        The Company's investment portfolio is used for both liquidity purposes and for investment income. The following table sets forth certain information regarding the Company's investment securities available for sale, which are recorded and carried at market value, as well as its short-term investments in repurchase agreements, as of the dates indicated (in thousands):

	December 31,
	2001	2000	1999	1998	1997
Securities purchased under resale agreements ("repurchase agreements")	$16,174	$3,017	$3,501	$22,048	$426

Investment securities available for sale, at market value:
U.S. government sponsored agency:
Callable bonds (1)	$—	$227,106	$233,071	$307,919	$222,736
Mortgage-backed securities	55,537	3,799	3,856	1,606	—
Corporate debt securities	3,415	3,543	3,833	11,736	—

Total investment securities	$58,952	$234,448	$240,760	$321,261	$222,736

(1)
Includes held to maturity callable bonds of $4,998 in 1997.

Investment Securities

        The Company's investment securities portfolio at December 31, 2001 consisted of fixed rate U.S. government sponsored agency mortgage-backed securities issued by Fannie Mae and Ginnie Mae, as well as adjustable rate investments in investment grade corporate debt securities. The index of the corporate debt securities is based upon the three month London Interbank Offered Rate ("LIBOR"), which reprices on a quarterly basis.

        During 2001, the entire portfolio of the Company's callable bonds was liquidated, which had a total amortized cost of $229.2 million as of December 31, 2000. This occurred primarily through issuer calls of $219.2 million, as well as Company sales of $10.0 million. The Company used part of the proceeds from these calls and sales to purchase U.S. government sponsored agency mortgage-backed securities, which enabled the Bank to meet the FHLB membership test for housing-related assets in its successful application for FHLB membership.

        The following table sets forth the composition of the Company's investment securities available for sale portfolio at December 31, 2001 (dollars in thousands):

	December 31, 2001
	Amortized Cost	Estimated Fair Value	Weighted Average Yield
Mortgage-backed securities issued by:
Fannie Mae	$2,189	$2,255	7.05%
Ginnie Mae	52,980	53,282	5.24%

Total mortgage-backed securities	55,169	55,537	5.31%
Corporate debt securities	4,124	3,415	4.21%

Total investment securities	$59,293	$58,952	5.24%

Securities Purchased Under Resale Agreements

        The Company invests excess cash overnight and up to three months in securities purchased under resale agreements ("repurchase agreements"). The Company has master repurchase agreements with several nationally recognized investment banks, commercial banks, and broker-dealers. The maximum investment with one brokerage firm or bank is generally limited to $25 million. Collateral securing the repurchase agreements is limited to U.S. Treasury bonds, notes and bills, and securities issued by either U.S. government agencies or U.S. government sponsored agencies. Collateral securing the repurchase agreements is held for safekeeping under third-party custodial agreements and is required to be segregated from, and separately accounted for as compared to, all other securities held by the custodian for its other customers or for its own account.

DEPOSITS

        The following table sets forth information regarding the composition of the Company's deposits as of the dates indicated (in thousands):

	December 31,
	2001	2000	1999	1998	1997
Checking accounts	$14,912	$14,414	$18,783	$23,849	$16,703
Savings accounts	136,145	148,347	196,368	276,011	200,255
Certificates of deposit	250,466	336,076	269,233	182,979	131,213

Total deposits	$401,523	$498,837	$484,384	$482,839	$348,171

        The Company's primary source of funds is FDIC-insured deposits collected by the Bank. The Company has deposit-gathering branches located in Beverly Hills, Encino and San Diego, California. The Company's headquarters office in Agoura Hills is an administrative office and does not take deposits. The Company's current deposit products include consumer demand deposit checking accounts, limited draft money market checking accounts, savings accounts, and term certificates of deposit with 30-day to five-year maturities. Included among these deposit programs are individual retirement accounts and Keogh retirement accounts. The Company also conducts a wholesale deposit operation through which deposits from other financial institutions located throughout the United States are solicited. Management believes its deposits are a stable and reliable funding source.

        During 2001, total deposits decreased primarily due to the Company's lowering of its deposit rates in response to significant reductions in the federal funds rate by the Federal Reserve.

BORROWINGS

        The following table sets forth information regarding the composition of the Company's borrowings as of the dates indicated (in thousands):

	December 31,
	2001	2000	1999	1998	1997
Securities sold under repurchase agreements	$—	$23,500	$30,500	$30,779	$21,500
State of California borrowings	—	28,000	20,000	—	—
FHLB advances	40,000	—	—	—	—
Term borrowings	40,000	40,000	40,000	79,450	45,000
Trust preferred securities (1)	17,250	17,250	17,250	17,250	17,250

Total borrowings	$97,250	$108,750	$107,750	$127,479	$83,750

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

State of California Borrowings

        The Bank has a fixed rate borrowing facility with the State of California Treasurer's Office under which the Bank can borrow an amount not to exceed its unconsolidated total shareholder's equity. Borrowing maturity dates under this program cannot exceed one year. The State of California requires collateral with a value of at least 110% of the outstanding borrowing amount. The Bank pledges specific amounts of its U.S. government sponsored agency securities to meet the collateral requirement under this borrowing facility. As of December 31, 2001, the Bank's unconsolidated total shareholder's equity was $51.0 million and the Bank had no outstanding borrowings from the State of California.

FHLB Advances

        During the second quarter of 2001, the Bank became a member of the FHLB. FHLB membership enhances the Bank's sources of liquidity as well as the availability of both fixed rate and adjustable rate borrowings, with maturities ranging from one day to 30 years. Under the FHLB's borrowing program, the Bank has the option to use either its commercial real estate loans or U.S. government sponsored agency mortgage-backed securities as collateral for FHLB borrowings. As of December 31, 2001, the Bank's FHLB credit facility totaled $105.4 million, based on 20% of the Bank's unconsolidated total assets of $526.9 million. Against this facility, the Bank had long-term, fixed rate advances totaling $40.0 million, which consisted of $20.0 million at 3.01% maturing in November of 2003 and $20.0 million at 3.30% maturing in May of 2004. These advances were secured by commercial real estate loans. As of December 31, 2001, the Bank held a required investment in the capital stock of the FHLB totaling $2.0 million.

Term Borrowings

        The Company has a borrowing relationship with one broker, whereby the Company is able to obtain fixed rate, long-term borrowings. As of December 31, 2001, the Company's outstanding term borrowings totaled $40.0 million, with a weighted average interest rate of 6.63%, and maturing at various times between April and October of 2002. This debt was secured by U.S. government sponsored agency securities with a market value of $47.3 million.

ASSET/LIABILITY MANAGEMENT

        The Company's earnings depend primarily on its net interest income, which is the difference between the interest income it earns on its loans and securities (its "interest-earning assets"), and the interest expense it pays on its deposits and borrowings (its "interest-bearing liabilities"). Net interest income is affected by (i) the difference between the interest rate earned on its interest-earning assets and the interest rate paid on its interest-bearing liabilities, (ii) the difference between the balance, or volume, of its interest-earning assets and the balance, or volume, of its interest-bearing liabilities, and (iii) changes in the composition of interest-earning assets and interest-bearing liabilities, for example, if higher yielding loans were to replace lower yielding securities.

        The Company is subject to potential net interest income contraction or expansion, particularly in times of changing interest rates. Management has established an Asset/Liability Committee ("ALCO"), comprised of senior executive officers, to monitor interest rate risk on a regular basis. The Company attempts to minimize the effect on net interest income of changing interest rates through a variety of asset and liability management strategies that include:

  •
  Regular review of loan programs to target the most desirable mix of adjustable rate versus fixed rate loans.

  •
  Regular review of deposit programs to attempt to achieve the proper mix of one-year or longer term certificates of deposit versus more interest rate sensitive money market checking accounts.

  •
  Use of long-term borrowings from national brokerage firms or the FHLB.

  •
  Utilization of short-term borrowings available from the State of California.

  •
  Possible use of interest rate hedges, such as interest rate swaps, caps or collars.

  •
  Determination of the optimum size, repayment characteristics, and interest rate features of the Company's investment securities portfolio.

        See Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" for additional information regarding maturity and repricing characteristics of the Company's interest-earning assets and interest-bearing liabilities.

EMPLOYEES

        As of December 31, 2001, the Company employed 81 persons on a full-time basis. Management believes that its relations with its employees are good. The Company is not a party to any collective bargaining agreement.

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

Pacific Crest Capital, Inc.

        Pacific Crest, as a registered bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA"). Pacific Crest is required to file with the Federal Rerserve periodic reports and such additional information as the Federal Reserve may require pursuant to the BHCA. The Federal Reserve may conduct examinations of Pacific Crest and its subsidiaries.

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

        Further, Pacific Crest is required by the Federal Reserve to maintain certain levels of capital. See "Capital Standards."

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

        Under Federal Reserve regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve's policy that a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks generally will be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve's regulations or both.

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

Pacific Crest Bank

        The Bank is a California chartered bank, subject to primary supervision, periodic examination, and regulation by the California Commissioner of Financial Institutions ("Commissioner") and the Federal Deposit Insurance Corporation ("FDIC"). To a lesser extent, the Bank is also subject to certain regulations promulgated by the Federal Reserve. If, as a result of an examination of the Bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the Bank's deposit insurance, which for a California chartered bank would result in a revocation of the Bank's charter. The Commissioner has many of the same remedial powers.

USA Patriot Act of 2001

        On October 26, 2001, President Bush signed the USA Patriot Act of 2001. Enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001, the Patriot Act is intended to strengthen U.S law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Act on financial institutions of all kinds is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including:

  •
  due diligence requirements for financial institutions that administer, maintain, or manage private banks accounts or correspondent accounts for non-US persons;

  •
  standards for verifying customer identification at account opening;

  •
  rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering;

  •
  reports by nonfinancial trades and businesses filed with the Treasury Department's Financial Crimes Enforcement Network for transactions exceeding $10,000; and

  •
  filing of suspicious activities reports securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

Financial Services Modernization Legislation

  General

        On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "FSMA"). The FSMA repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the FSMA also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a financial holding company.

        The FSMA also:

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

        The FSMA made significant reforms to the FHLB system, including:

  •
  Expanded Membership—(i) expands the uses for, and types of, collateral for advances; (ii) eliminates bias toward Qualified Thrift Lenders; and (iii) removes capital limits on advances using real estate related collateral (e.g., commercial real estate and home equity loans).

  •
  New Capital Structure—each FHLB is allowed to establish two classes of stock: Class A is redeemable within six months of notice, and Class B is redeemable within five years notice. Class B is valued at 1.5 times the value of Class A stock. Each FHLB will be required to maintain minimum capital equal to 5% of equity. Each FHLB, including the FHLB of San Francisco, submitted capital plans for review and approval by the Federal Housing Finance Board.

  •
  REFCorp Payments—changes the amount paid by the system on debt incurred in connection with the thrift crisis in the late 1980s from a fixed amount to 20% of net earnings after deducting certain expenses.

        Pacific Crest and the Bank do not believe that the FSMA will have a material adverse effect on operations in the near-term. However, to the extent that the FSMA permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The FSMA is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that Pacific Crest and the Bank face from larger institutions and other types of companies offering financial products, many of which have substantially more financial resources than Pacific Crest and the Bank.

  Financial Holding Companies

        Bank holding companies that elect to become a financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or are incidental or complementary to activities that are financial in nature. "Financial in nature" activities include:

  •
  securities underwriting;

  •
  dealing and market making;

  •
  sponsoring mutual funds and investment companies;

  •
  insurance underwriting and agency;

  •
  merchant banking; and

  •
  activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines from time to time to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

        Prior to filing a declaration of its election to become a financial holding company, all of the bank holding company's depository institution subsidiaries must be well capitalized, well managed, and, except in limited circumstances, in compliance with the Community Reinvestment Act.

        Failure to comply with the financial holding company requirements could lead to divestiture of subsidiary banks or require all activities of such company to conform to those permissible for a bank holding company. No Federal Reserve approval is required for a financial holding company to acquire a company (other than a bank holding company, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve:

  •
  lending, exchanging, transferring, investing for others, or safeguarding financial assets other than money or securities;

  •
  providing any device or other instrumentality for transferring money or other financial assets; or

  •
  arranging, effecting or facilitating financial transactions for the account of third parties.

        A bank holding company that is not also a financial holding company can only engage in banking and such other activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Financial holding companies also may engage in all of these activities, as well as the expanded powers authorized by the FSMA.

        Pacific Crest is not currently a financial holding company. Management of Pacific Crest has not determined at this time whether it will seek an election to become a financial holding company.

  Expanded Bank Activities

        The FSMA also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which, for at least five years under the FSMA, may only be conducted through a subsidiary of a financial holding company. Financial activities include all activities permitted under new sections of the BHCA or permitted by regulation.

        A national bank seeking to have a financial subsidiary, and each of its depository institution affiliates, must be "well-capitalized," "well-managed" and in compliance with the Community Reinvestment Act. The total assets of all financial subsidiaries may not exceed the lesser of 45% of a bank's total assets, or $50 billion. A national bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary. The assets of the subsidiary may not be consolidated with the bank's assets. The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities.

        The FSMA also includes a new section of the Federal Deposit Insurance Act governing subsidiaries of state banks that engage in "activities as principal that would only be permissible" for a national bank to conduct in a financial subsidiary. It expressly preserves the ability of a state bank to retain all existing subsidiaries. Because, California permits commercial banks chartered by the state to engage in any activity permissible for national banks, the Bank will be permitted to form subsidiaries to engage in the activities authorized by the FSMA, to the same extent as a national bank. In order to form a financial subsidiary, the Bank must be well-capitalized, and the Bank would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks.

  Privacy

        Under the FSMA, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. Pursuant to these rules, effective July 1, 2001, financial institutions must provide:

  •
  initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

  •
  annual notices of their privacy policies to current customers; and

  •
  a reasonable method for customers to "opt out" of disclosures to nonaffiliated third parties.

        These privacy provisions affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Dividends and Other Transfers of Funds

        Dividends from the Bank constitute the principal source of income to Pacific Crest. Pacific Crest is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to Pacific Crest. In addition, the California

Department of Financial Institutions and the FDIC have the authority to prohibit the Bank from paying dividends, depending upon the Bank's financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

Transactions with Affiliates

        The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, Pacific Crest or other affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of Pacific Crest or other affiliates. Such restrictions prevent Pacific Crest and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in Pacific Crest or to or in any other affiliate are limited, individually, to 10.0% of the Bank's capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20.0% of the Bank's capital and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving Pacific Crest and other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See "Prompt Corrective Action and Other Enforcement Mechanisms."

Capital Standards

        The federal banking agencies have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk federal banking agencies, to 100% for assets with relatively high credit risk.

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

        In addition, federal banking regulators may set capital requirements higher than the minimums described above for financial institutions whose circumstances warrant it. For example, a financial institution experiencing or anticipating significant growth may be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.

        At December 31, 2001, both Pacific Crest and the Bank exceeded all minimum required capital ratios. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources."

Predatory Lending

        The term "predatory lending," much like the terms "safety and soundness" and "unfair and deceptive practices," is far-reaching and covers a potentially broad range of behavior. As such, it does not lend itself to a concise or a comprehensive definition. But typically predatory lending involves at least one, and perhaps all three, of the following elements:

  •
  making unaffordable loans based on the assets of the borrower rather than on the borrower's ability to repay an obligation ("asset-based lending");

  •
  inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced ("loan flipping"); and

  •
  engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.

        On December 14, 2001, the Federal Reserve amended its regulations aimed at curbing such lending. Compliance is not mandatory until October 1, 2002. The rule significantly widens the pool of high-cost home-secured loans covered by the Home Ownership and Equity Protection Act of 1994, a federal law that requires extra disclosures and consumer protections to borrowers. The following triggers coverage under the act:

  •
  interest rates for first lien mortgage loans in excess of 8 percentage points above comparable Treasury securities;

  •
  subordinate-lien loans of 10 percentage points above Treasury securities; and

  •
  fees such as optional insurance and similar debt protection costs paid in connection with the credit transaction, when combined with points and fees if deemed excessive.

        In addition, the regulation bars loan flipping by the same lender or loan servicer within a year. Lenders also will be presumed to have violated the law—which says loans should not be made to people unable to repay them—unless they document that the borrower has the ability to repay. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid.

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

        At December 31, 2001, both Pacific Crest and the Bank exceeded the required ratios for classification as "well capitalized." See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources."

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

        In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency. Finally, pursuant to an interagency agreement, the FDIC can examine any institution that has a substandard regulatory examination score or is considered undercapitalized—without the express permission of the institution's primary regulator.

Safety and Soundness Standards

        The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to:

  •
  internal controls, information systems and internal audit systems;

  •
  loan documentation;

  •
  credit underwriting;

  •
  asset growth;

  •
  earnings; and

  •
  compensation, fees and benefits.

        In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should:

  •
  conduct periodic asset quality reviews to identify problem assets;

  •
  estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses;

  •
  compare problem asset totals to capital;

  •
  take appropriate corrective action to resolve problem assets;

  •
  consider the size and potential risks of material asset concentrations; and

  •
  provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk.

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

        FDIC-insured depository institutions pay an assessment rate equal to the rate assessed on deposits insured by the Savings Association Insurance Fund ("SAIF").

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

        All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FDIC established the FICO assessment rates effective for the fourth quarter of 2001 at approximately $0.0184 per $100 of assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC's insurance funds and do not vary depending on a depository institution's capitalization or supervisory evaluations.

  Proposed Legislation

        From time to time, new laws are proposed that could have an effect on the financial institutions industry. For example, deposit insurance reform legislation has recently been introduced in the U.S. Senate and House of Representatives that would:

  •
  Merge the BIF and the SAIF;

  •
  Increase the current deposit insurance coverage limit for insured deposits to $130,000 and index future coverage limits to inflation;

  •
  Increase deposit insurance coverage limits for municipal deposits;

  •
  Double deposit insurance coverage limits for individual retirement accounts; and

  •
  Replace the current fixed 1.25 designated reserve ratio with a reserve range of 1-1.5%, giving the FDIC discretion in determining a level adequate within this range.

        The Company cannot predict whether such proposals will eventually become law.

Interstate Banking and Branching

        The BHCA permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide- and state-imposed concentration limits. The Bank has the ability, subject to certain restrictions, to acquire by acquisition or merger banks or branches outside its home state. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

Community Reinvestment Act and Fair Lending Developments

        The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities. Furthermore, financial institutions are subject to annual reporting and public disclosure requirements for certain written agreements that are entered into between insured depository institutions or their affiliates and nongovernmental entities or persons that are made pursuant to, or in connection with, the fulfillment of the CRA.

        A bank's compliance with its CRA obligations is based a performance-based evaluation system which bases CRA ratings on an institution's lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. Based on its most recent examination conducted in January of 2000, the Bank received a "Satisfactory" rating.

Federal Reserve System

        The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. At December 31, 2001, the Bank was in compliance with these requirements.

Nonbank Subsidiaries

        Pacific Crest's nonbank subsidiary, PCC Capital, is also subject to regulation by the Federal Reserve and other applicable federal and state agencies.

FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS OR STOCK VALUE

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

Competition

        The banking and financial services industry in California generally, and in Pacific Crest's market areas specifically, is highly competitive. The competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The Bank competes for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than the Bank. In addition, recent federal legislation may have the effect of further increasing the pace of consolidation within the financial services industry. See "Regulation—Financial Services Modernization Legislation."

Economic Conditions, Government Policies, Legislation, and Regulation

        The Company's profitability, like most financial institutions, primarily depends on interest rate differentials. In general, the difference between the interest rates paid by the Bank on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Bank on its interest-earning assets, such as loans extended to its clients and securities held in its investment portfolio, comprise the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of the Company, such as inflation, recession and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on the Company cannot be predicted.

        The Company's business also is influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve. The Federal Reserve implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on the Company of any future changes in monetary and fiscal policies cannot be predicted.

        From time to time, legislation, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. This legislation may change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on its financial condition or results of operations.

Interest Rates

        The Company is subject to possible interest rate spread compression, which would adversely impact net interest income, particularly in times of rising or volatile interest rates. The amount of such interest rate spread compression would depend upon the frequency, magnitude and duration of such interest rate increases or fluctuations. The Company's senior management continually attempts to minimize the effect of interest rate changes in net interest income through a variety of asset/liability strategies that are modified from time to time based on a variety of factors. See "Asset/Liability Management", and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk."

Economic Conditions

        The Company's results are strongly influenced by general economic conditions in its market areas. Accordingly, a deterioration in these conditions could have a material adverse impact on the quality of the Company's loan portfolio and the demand for its products and services. In particular, changes in economic conditions in the real estate industry may affect its performance.

Credit Quality

        A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Company has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that its management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying credit portfolios, but such policies and procedures may not prevent unexpected losses that could materially adversely affect the Company's results. See "Asset Quality Review" and "Allowance for Loan Losses."

Government Regulation and Monetary Policy

        All forward-looking statements presume a continuation of the existing regulatory environment and United States government monetary policies. The banking industry is subject to extensive federal and state regulations, and significant new laws or changes in, or repeals of, existing laws may cause results to differ materially. See "Regulation."

Dependence on Key Employees

        If the Company were to lose key employees temporarily or permanently, particularly if they went to work for competitors, it could hurt the Company's business. The Company's future success depends on the continued contributions of existing senior management personnel.

Environmental Concerns

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

Natural Disasters

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

        The Company has developed a disaster recovery plan for its information systems. However, if these systems fail, such failure could adversely affect business operations should a major physical disaster occur. The Company is dependent upon functioning information systems to conduct business. A system failure or malfunction may result in an inability to process transactions or otherwise lead to disrupted operations. The Company attempts to minimize the impact of such a failure by regularly backing up programs and data and maintaining off-site data processing resources in Costa Mesa, California, available to the Company within 24 hours of a major physical disaster.

Other Risks

        From time to time, the Company details other risks with respect to its businesses and/or its financial results in its filings with the Securities and Exchange Commission (the "SEC"), the FDIC and the DFI, respectively.

ITEM 2.    Properties

        The Company's principal executive offices are located at 30343 Canwood Street, Agoura Hills, California 91301. The Bank conducts its deposit and lending operations through three branch offices located in Beverly Hills, Encino and San Diego, California. Additionally, the Company has a separate SBA administrative office located in San Diego. The Company leases all of its offices.

        Information with respect to the Company's principal executive, branch, and SBA administrative offices is as follows:

Location	Square Footage	Annual Rent	Lease Expiration Date
Corporate Headquarters—Agoura Hills, California	16,361	$312,034	2006
Branch Office—Beverly Hills, California	3,102	132,566	2004
Branch Office—Encino, California	3,310	72,659	2007
Branch Office—San Diego, California	4,505	126,684	2010
SBA Administrative Office—San Diego, California	4,107	88,990	2003

ITEM 3.    Legal Proceedings

        On September 29, 2000, a complaint was filed against the Bank in which the plaintiff alleged that he deposited $50,000 with the Bank in 1984 and that the funds were never returned. The plaintiff was seeking the principal amount plus accrued interest and punitive damages. On January 31, 2002, the Bank settled this complaint in full. The Bank fully accrued the settlement amount at December 31, 2001.

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

  Gary Wehrle—Chairman of the Board, President and Chief Executive Officer of Pacific Crest—Age 59

    Mr. Wehrle has served as Chairman of the Board of Pacific Crest since October 20, 1993, and President and Chief Executive Officer of Pacific Crest since September 10, 1993. Mr. Wehrle also has served as President and Chief Executive Officer of the Bank since 1984. Mr. Wehrle served as Executive Vice President of the Foothill Group, Inc. from 1980 to 1993.

  Robert J. Dennen—Senior Vice President, Chief Financial Officer and Secretary of Pacific Crest—Age 49

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

  Gonzalo Fernandez—Executive Vice President of Pacific Crest—Age 59

    Mr. Fernandez has served as Executive Vice President of Pacific Crest since June 20, 1994. Mr. Fernandez also has served as Executive Vice President of the Bank since June 20, 1994. From May 1988 to June 1994, he served as Senior Vice President of City National Bank.

  Lyle C. Lodwick—Executive Vice President of Pacific Crest—Age 48

    Mr. Lodwick has served as Executive Vice President of Pacific Crest since September 10, 1993. Mr. Lodwick also has served as Executive Vice President of the Bank since 1992 and, prior to that, served as Senior Vice President of the Bank from 1988 to 1992.

  John M. Bell—Senior Vice President of the Bank—Age 53

    Mr. Bell has served as Senior Vice President of the Bank since January 7, 2002. Prior to that, he served as Senior Vice President and Senior Loan & Credit Officer of East West Bank during 2001, and before that, served as Senior Vice President and Chief Credit Officer of Prime Bank from 1998 to 2001. From 1996 to 1998, Mr. Bell served as First Vice President—Financial Institutions Department at Community Bank and from 1991 to 1996 served as Senior Vice President and Area Loan Administrator at Metrobank.

  Carolyn Reinhart—Senior Vice President of the Bank—Age 42

    Ms. Reinhart has served as Senior Vice President of the Bank since January 1, 1998 and, prior to that, served as Vice President of the Bank from 1989 to 1997.

  Kimberlee Von Disterlo—Senior Vice President of the Bank—Age 41

    Ms. Von Disterlo has served as Senior Vice President of the Bank since January 1, 2000 and, prior to that, served as Vice President of the Bank from 1990 to 1999.

PART II

ITEM 5.    Market for Registrant's Common Equity and Related Stockholder Matters

        As of March 15, 2002, there were approximately 1,700 beneficial owners of the Company's $0.01 par value common stock (the "Common Stock"). The Common Stock is traded on the Nasdaq National Market under the Nasdaq symbol "PCCI."

        The following tables present the high and low Common Stock sales prices as well as the cash dividends declared and paid per common share during each quarter for the last two years.

	Year Ended December 31, 2001
	High	Low	Dividends
Quarter Ended:
December 31	$21.200	$18.200	$0.08
September 30	20.750	18.406	0.08
June 30	19.850	16.900	0.08
March 31	19.375	14.500	0.08

	Year Ended December 31, 2000
	High	Low	Dividends
Quarter Ended:
December 31	$15.000	$12.380	$0.07
September 30	14.063	12.250	0.07
June 30	13.625	10.375	0.07
March 31	13.000	10.000	0.07

        The Company's ability to pay dividends is subject to restrictions set forth in the Delaware General Corporation Law. The Delaware General Corporation Law provides that a Delaware corporation may pay dividends either (i) out of the corporation's surplus (as defined by Delaware law), or (ii) if there is no surplus, out of the corporation's net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. The Company's ability to pay cash dividends to its shareholders in the future will depend in large part on the Bank's ability to pay dividends on its capital stock to the Parent. The Bank's ability to pay dividends to the Parent is subject to restrictions set forth in the California Financial Code. See Item 1. "Business—Regulation—Dividends and Other Transfers of Funds."

ITEM 6.    Selected Financial Data

        The following selected consolidated financial data of the Company and its subsidiaries has been derived from and should be read in conjunction with the Company's audited consolidated financial statements and related notes which are included in this Annual Report on Form 10-K.

FIVE YEAR BALANCE SHEETS

	December 31,
	2001	2000	1999	1998	1997
	(in thousands)
Cash	$2,508	$2,319	$1,282	$3,592	$1,966
Securities purchased under resale agreements	16,174	3,017	3,501	22,048	426

Cash and cash equivalents	18,682	5,336	4,783	25,640	2,392

Investment securities:
Held to maturity—U.S. agency callable bonds	—	—	—	—	4,998
Available for sale:
U.S. agency callable bonds	—	227,106	233,071	307,919	217,738
U.S. agency mortgage-backed securities	55,537	3,799	3,856	1,606	—
Corporate debt securities	3,415	3,543	3,833	11,736	—

Total investment securities	58,952	234,448	240,760	321,261	222,736

Loans:
Commercial real estate loans	430,420	382,596	357,312	278,614	223,902
SBA business loans	24,166	16,853	6,959	7,454	5,711
Other loans	7,393	814	2,062	3,000	2,283

Gross loans	461,979	400,263	366,333	289,068	231,896
Deferred loan (fees) costs	(4)	22	(381)	(582)	(763)
Allowance for loan losses	(7,946)	(7,240)	(6,450)	(5,024)	(4,100)

Net loans	454,029	393,045	359,502	283,462	227,033

Accrued interest receivable and other assets	13,095	15,831	18,215	14,135	10,084
Other real estate owned (OREO)	—	—	—	806	2,064

Total assets	$544,758	$648,660	$623,260	$645,304	$464,309

Deposits:
Checking accounts	$14,912	$14,414	$18,783	$23,849	$16,703
Savings accounts	136,145	148,347	196,368	276,011	200,255
Certificates of deposit	250,466	336,076	269,233	182,979	131,213

Total deposits	401,523	498,837	484,384	482,839	348,171

Borrowings:
Securities sold under repurchase agreements	—	23,500	30,500	30,779	21,500
State of California borrowings	—	28,000	20,000	—	—
FHLB advances	40,000	—	—	—	—
Term borrowings	40,000	40,000	40,000	79,450	45,000
Trust preferred securities	17,250	17,250	17,250	17,250	17,250

Total borrowings	97,250	108,750	107,750	127,479	83,750

Total interest-bearing liabilities	498,773	607,587	592,134	610,318	431,921
Accrued interest payable and other liabilities	8,010	7,143	5,577	4,846	3,580

Total liabilities	506,783	614,730	597,711	615,164	435,501

Shareholders' equity:
Common stock, at par	30	30	30	30	30
Additional paid-in capital	27,780	27,790	27,885	28,057	27,914
Retained earnings	19,140	14,542	9,978	5,559	849
Accumulated other comprehensive income (loss)—unrealized gain (loss) on investment securities available for sale, net of income taxes	(198)	(1,532)	(6,355)	1,199	1,189
Common stock in treasury, at cost	(8,777)	(6,900)	(5,989)	(4,705)	(1,174)

Total shareholders' equity	37,975	33,930	25,549	30,140	28,808

Total liabilities and shareholders' equity	$544,758	$648,660	$623,260	$645,304	$464,309

FIVE YEAR INCOME STATEMENTS

	Years Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands)
Interest income:
Loans	$38,091	$37,182	$32,857	$25,653	$24,475
Investment securities	8,106	16,405	16,091	19,366	10,759
Securities purchased under resale agreements	456	132	413	221	112

Total interest income	46,653	53,719	49,361	45,240	35,346

Interest expense:
Deposits:
Checking accounts	403	658	967	949	892
Savings accounts	4,853	8,355	11,519	11,226	9,603
Certificates of deposit	16,994	19,284	11,613	9,241	6,467

Total interest on deposits	22,250	28,297	24,099	21,416	16,962

Borrowings:
Securities sold under repurchase agreements	216	2,022	871	1,418	1,638
State of California borrowings	609	1,805	148	—	—
FHLB advances	166	—	—	—	—
Term borrowings	2,686	1,999	3,455	4,087	562
Trust preferred securities	1,617	1,617	1,617	1,617	449

Total interest on borrowings	5,294	7,443	6,091	7,122	2,649

Total interest expense	27,544	35,740	30,190	28,538	19,611

Net interest income	19,109	17,979	19,171	16,702	15,735
Provision for loan losses	660	604	1,677	910	1,135

Net interest income after provision for loan losses	18,449	17,375	17,494	15,792	14,600

Non-interest income:
Loan prepayment and late fee income	345	346	662	788	243
Gain on sale of SBA 7(a) loans	395	112	250	254	—
Gain on sale of SBA 504 loans and broker fee income	503	—	—	—	—
Gain (loss) on sale of investment securities	95	(2)	661	252	—
Gain on sale of commercial real estate loans	—	561	—	467	—
Gain on sale of other real estate owned (OREO)	—	115	25	120	216
Other income	1,193	581	861	597	289

Total non-interest income	2,531	1,713	2,459	2,478	748

Non-interest expense:
Salaries and employee benefits	7,152	6,407	6,652	5,822	5,009
Net occupancy expenses	1,665	1,422	1,687	1,616	1,568
Communication and data processing	1,057	880	933	778	659
Legal, audit, and other professional fees	986	563	526	356	407
Advertising and promotion	218	223	598	541	351
Other expenses	783	695	973	778	659

Total operating expenses	11,861	10,190	11,369	9,891	8,653
Credit and collection expenses	—	(134)	43	127	127
OREO expenses	—	(10)	28	211	114
OREO valuation adjustments	—	—	43	50	370

Total non-interest expense	11,861	10,046	11,483	10,279	9,264

Income before income taxes	9,119	9,042	8,470	7,991	6,084
Income tax expense	3,734	3,772	3,415	3,144	2,377

Net income	$5,385	$5,270	$5,055	$4,847	$3,707

FIVE YEAR SELECTED RATIOS AND FINANCIAL DATA

	At or For the Years Ended December 31,
	2001	2000	1999	1998	1997
	(dollars in thousands)
Performance Ratios:
Return on average shareholders' equity (1)	14.75%	15.98%	16.65%	17.02%	14.06%
Return on average total assets	0.95%	0.82%	0.83%	0.90%	0.97%
Net interest rate spread (2)	3.06%	2.48%	2.94%	2.93%	3.89%
Net interest margin (3)	3.43%	2.80%	3.19%	3.17%	4.20%
Operating expenses to average total assets	2.10%	1.59%	1.87%	1.84%	2.26%
Efficiency ratio (4)	55.05%	53.58%	54.28%	53.93%	53.19%
Dividend payout ratio (5)	15.76%	13.93%	13.19%	2.80%	—
Average shareholders' equity to average total assets	6.43%	4.25%	4.62%	5.64%	6.89%

Asset Quality Data:
Non-accrual loans	$—	$—	$210	$—	$228
Non-performing assets (6)	—	—	210	806	2,292
Net loan (charge-offs) recoveries	46	186	(251)	14	(435)
Non-accrual loans to total loans	0.00%	0.00%	0.06%	0.00%	0.10%
Non-performing assets to total assets (6)	0.00%	0.00%	0.03%	0.12%	0.49%
Allowance for loan losses to total loans	1.72%	1.81%	1.76%	1.74%	1.77%
Allowance for loan losses to non-accrual loans	NM	NM	3071.43%	NM	1798.20%
Net loan (charge-offs) recoveries to average loans	0.01%	0.05%	(0.07)%	0.01%	(0.20)%
Net loan (charge-offs) recoveries and OREO valuation adjustments to average loans and OREO	0.01%	0.05%	(0.08)%	(0.01)%	(0.36)%

Capital Ratios—Pacific Crest Capital, Inc. (7):
Leverage ratio	9.49%	7.16%	6.89%	—	—
Tier 1 risk-based capital ratio	11.11%	10.63%	10.18%	—	—
Total risk-based capital ratio	13.36%	13.11%	13.02%	—	—

Capital Ratios—Pacific Crest Bank(7):
Leverage ratio	9.61%	7.36%	7.19%	6.81%	7.53%
Tier 1 risk-based capital ratio	11.22%	10.82%	10.38%	10.67%	12.02%
Total risk-based capital ratio	12.47%	12.07%	11.64%	11.92%	13.27%

Per Share Data:
Cash dividends per common share	$0.32	$0.28	$0.24	$0.05	$—
Diluted earnings per common share	2.03	2.01	1.82	1.64	1.21
Basic earnings per common share	2.18	2.09	1.90	1.72	1.26
Tangible book value per common share	15.69	13.49	9.82	11.20	9.97

Share Information (in thousands):
Weighted average basic common shares outstanding	2,470	2,525	2,662	2,817	2,936
Weighted average diluted common shares outstanding	2,650	2,622	2,778	2,971	3,070
Common shares outstanding at year-end, net of treasury	2,420	2,515	2,602	2,691	2,887

(1)
Calculation excludes accumulated other comprehensive income (loss) from shareholders' equity.

(2)
Yield earned on average total interest-earning assets less the rate paid on average total interest-bearing liabilities.

(3)
Net interest income divided by average total interest-earning assets.

(4)
Operating expense divided by sum of net interest income, loan prepayment and late fee income, gain on sale of SBA 7(a) loans, gain on sale of SBA 504 loans and broker fee income, and other income.

(5)
Cash dividends per common share divided by diluted earnings per common share. The Company first declared and paid cash dividends in the fourth quarter of 1998.

(6)
Non-performing assets consist of non-accrual loans and other real estate owned ("OREO").

(7)
There were no regulatory capital ratios for Pacific Crest Capital, Inc. prior to its conversion to a bank holding company in December 1999. The minimum required regulatory capital ratios for a well capitalized institution are 5% leverage, 6% Tier 1 risk-based capital and 10% total risk-based capital.

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

        The following discussion should be read in conjunction with the information under Item 6. "Selected Financial Data" and the Company's consolidated financial statements and related notes contained elsewhere herein. Certain statements under this Item 7 constitute "forward-looking statements" under Section 27A of the Securities Act and Section 21E of the Exchange Act, which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in these forward-looking statements. Factors that might cause such a difference, include but are not limited to, credit quality, economic conditions, competition in the geographic and business areas in which the Company conducts its operations, fluctuations in interest rates and government regulation. For additional information concerning these factors, see Item 1. "Business—Factors That May Affect the Company's Business or Stock Value."

Capital

        As of December 31, 2001, Pacific Crest's leverage ratio, Tier 1 risk-based capital ratio and total risk-based ratio were 9.49%, 11.11% and 13.36%, respectively. The Bank's leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 9.61%, 11.22% and 12.47%, respectively. These ratios placed Pacific Crest and the Bank in the "well-capitalized" category as defined by federal regulations, which require corresponding capital ratios of 5%, 6% and 10%, respectively, to qualify for that designation.

Dividends

        On January 23, 2002, the Company announced that the Board of Directors had declared a cash dividend of $0.08 per common share for the first quarter of 2002. The dividend was paid on March 15, 2002 to shareholders of record at the close of business on March 1, 2002. During the year ended December 31, 2001, the Company declared and paid cash dividends in the aggregate of $0.32 per common share for a total of $787,000. During the year ended December 31, 2000, the Company declared and paid cash dividends in the aggregate of $0.28 per common share for a total of $706,000.

Stock Repurchase Plan

        As of December 31, 2001, the Company had 34,500 remaining shares authorized for repurchase under its common stock repurchase program. During the year ended December 31, 2001, the Company repurchased 104,500 shares of its common stock. The total cost of the shares purchased in 2001 was approximately $2,013,000, which resulted in an average cost per share of $19.27. During 2001, the Company utilized repurchased shares for all of its common stock issuances under the Company's employee stock purchase plan, non-employee directors stock purchase plan and employee stock option plan, which totaled 9,229 shares.

Sale of Interest Rate Cap Agreement

        On February 8, 2000, the Company sold its interest rate cap agreement for $2.5 million and recognized a deferred gain of $1.8 million, which was reported in the Consolidated Balance Sheets under the caption "Accrued interest payable and other liabilities". The interest rate cap agreement had originally been purchased on June 8, 1998, at a price of $925,000. The deferred gain is being amortized as a credit to "Interest expense—deposits" over the remaining life of the original interest rate cap agreement, which had a maturity date of June 8, 2003. During the years ended December 31, 2001 and 2000, the amount of deferred gain amortization totaled $554,000 and $495,000, respectively, which resulted in a reduction in interest expense on deposits. Conversely, during the year ended December 31, 1999, amortization of the purchase price of the interest rate cap totaled $185,000, which resulted in an increase in interest expense on deposits. As of December 31, 2001, the remaining unamortized balance of the deferred gain resulting from the sale of the interest rate cap totaled $794,000 and will be amortized as follows: $554,000 in 2002 and $240,000 in 2003.

Declining Interest Rate Environment

        During the year ended December 31, 2001, the Federal Reserve lowered the federal funds rate by 475 basis points, to 1.75%, which consisted of the following reductions in chronological order:

  •
  Five 50 basis point reductions on January 3 and 31, March 20, April 18, and May 15;

  •
  Two 25 basis point reductions on June 27 and August 21;

  •
  Three 50 basis point reductions on September 17, October 2, and November 6; and

  •
  A final 25 basis point reduction on December 11.

        The impact of these decreases led to a lower interest rate environment in 2001 and resulted in issuer calls of $219.2 million of the Company's fixed rate, U.S. government sponsored agency callable bonds (the "callable bonds"), downward repricing of the Company's adjustable rate loans, and the Company's lowering of interest rates on all of its deposit products. Additionally, the interest rates declined on the Company's adjustable rate investments and borrowings.

Liquidation of Callable Bonds

        During the first nine months of 2001, the entire portfolio of the Company's fixed rate callable bonds was liquidated, which had a total amortized cost of $229.2 million and a weighted average yield of 6.42% at December 31, 2000. The liquidation occurred primarily through issuer calls of $219.2 million, as well as Company sales of $10.0 million. The issuer calls were attributable to the declining interest rate environment caused by the Federal Reserve's 350 basis point lowering of the federal funds rate during the first nine months of 2001.

        The Company used the proceeds from these calls and sales to fund deposit run-off and loan growth, as well as to pay off short-term borrowings. The Company also used these proceeds to purchase U.S. government sponsored agency mortgage-backed securities, which enabled the Bank to meet the FHLB membership test for housing-related assets in its successful application for FHLB membership.

FHLB Membership

        During the second quarter of 2001, the Bank became a member of the FHLB. FHLB membership enhances the Bank's sources of liquidity, as well as the availability of both fixed rate and adjustable rate borrowings, with maturities ranging from one day to 30 years. Under the FHLB's borrowing program, the Bank has the option to use either its commercial real estate loans or U.S. government sponsored agency mortgage-backed securities as collateral for FHLB borrowings.

        During the fourth quarter of 2001, the Bank borrowed $40.0 million from the FHLB, which consisted of $20.0 million at 3.01% maturing in November of 2003 and $20.0 million at 3.30% maturing in May of 2004. These advances were secured by commercial real estate loans. As of December 31, 2001, the Bank held a required investment in the capital stock of the FHLB totaling $2.0 million.

SBA Lending Program

        The following items represent the significant activity of the Bank's SBA lending program during 2001:

  •
  During the third quarter of 2001, the Bank was awarded "Preferred Lender" status for the entire state of Oregon. Preferred Lender status is the highest lender designation awarded by the SBA. The Bank was already, and continues to be, a Preferred Lender in all Southern California SBA lending areas from Santa Barbara to San Diego counties.

  •
  During 2001, the Bank originated $25.2 million in SBA loans, which comprised almost 20% of total loan originations of $129.2 million for the year and nearly doubled the $13.1 million in SBA loans originated during 2000.

  •
  During 2001, the Bank expanded its SBA lending program by hiring eight full-time employees.

SBA Loan Sales

        The following table presents the Company's SBA loan sales for the periods indicated (in thousands):

	Years Ended December 31,
	2001	2000	1999
SBA 7(a) loans	$7,299	$2,601	$4,748
SBA 504 loans	4,592	—	—

Total SBA loan sales	$11,891	$2,601	$4,748

IRS Income Tax Refund Claim and Certain Litigation

        During the fourth quarter of 2001, the Company received a favorable ruling from the Internal Revenue Service ("IRS") regarding an income tax refund claim of approximately $800,000. In connection with this ruling, the Company recorded $300,000 of interest income on the refund claim in "Other income". Additionally, the Company recorded $350,000 in "Legal, audit, and other professional fees" related to expenses incurred to obtain the favorable IRS ruling, as well as costs incurred and estimated to settle a claim filed against the Bank in which the plaintiff alleged that he deposited $50,000 with the Bank in 1984 and that the principal and accrued interest were never returned.

RESULTS OF OPERATIONS

        The following table presents condensed statements of income and related performance data for the periods indicated and the dollar and percentage changes between the periods (in thousands):

	Years Ended December 31,			Increase (Decrease) 2001 vs. 2000		Increase (Decrease) 2000 vs. 1999
	2001	2000	1999	$	%	$	%
Net interest income	$19,109	$17,979	$19,171	$1,130	6.3%	$(1,192)	(6.2)%
Provision for loan losses	660	604	1,677	56	9.3%	(1,073)	(64.0)%
Non-interest income	2,531	1,713	2,459	818	47.8%	(746)	(30.3)%
Non-interest expense	11,861	10,046	11,483	1,815	18.1%	(1,437)	(12.5)%

Income before income taxes	9,119	9,042	8,470	77	0.9%	572	6.8%
Income tax provision	3,734	3,772	3,415	(38)	(1.0)%	357	10.5%

Net income	$5,385	$5,270	$5,055	$115	2.2%	215	4.3%

Diluted earnings per share	$2.03	$2.01	$1.82
Cash dividends per share	$0.32	$0.28	$0.24
Tangible book value per share	$15.69	$13.49	$9.82
Return on average shareholders' equity (1)	14.75%	15.98%	16.65%
Return on average total assets	0.95%	0.82%	0.83%

(1)
Based on average realized shareholders' equity, which excludes the effect on average shareholders' equity of average accumulated other comprehensive income (loss). Average realized shareholders' equity was $36,508, $32,979, and $30,359 for 2001, 2000, and 1999, respectively.

2001 COMPARED WITH 2000

Earnings Performance Summary

        Net income was $5.4 million (or $2.03 per common share on a diluted basis) for the year ended December 31, 2001, compared to $5.3 million (or $2.01 per common share on a diluted basis) for the year ended December 31, 2000. Pre-tax income was $9.1 million compared to $9.0 million for the years ended December 31, 2001 and 2000, respectively. The following describes the changes in the major components of pre-tax income:

  •
  Net interest income increased by $1.1 million, to $19.1 million, primarily due to a decrease in interest expense, which was attributable to the Company's lowering of interest rates on its deposits, related deposit run-off, the reduction of interest rates on the Company's borrowing facilities, and the pay-down of short-term borrowings. Partially offsetting the decrease in interest expense was a decline in interest income, which was primarily due to the calls and sales of the callable bonds. The decrease in interest rates on the Company's deposits and borrowings and the calls of the Company's fixed rate callable bonds, resulted from a lower interest rate environment due to the Federal Reserve's 475 basis point reduction in the federal funds rate during 2001.

  •
  Provision for loan losses increased by $56,000, to $660,00, reflecting management's evaluation of the allowance for loan losses and the risk inherent in the Company's loan portfolio. During 2001, the allowance for loan losses increased by $706,000, to $7.9 million, which reflected the $660,000 provision and net recoveries of $46,000. During 2000, the allowance for loan losses increased by $790,000, to $7.2 million, which reflected a $604,000 provision and net recoveries of $186,000.

  •
  Non-interest income increased by $818,000, to $2.5 million, primarily due to $503,000 in gain on sale of SBA 504 loans and broker fee income, which were new programs for the Company in 2001, and a $283,000 increase in the gain on sale of SBA 7(a) loans. Also contributing to the increase in non-interest income was $300,000 of interest income that the Company recorded in connection with the favorable IRS ruling received on the Company's income tax refund claim. Partially offsetting these factors were gains in 2000 of $561,000 and $115,000 on the sale of a commercial real estate loan and an OREO, respectively, which were not repeated in 2001.

  •
  Non-interest expense increased by $1.8 million, to $11.9 million, primarily due to increases of $745,000, $423,000, and $243,000 in salaries and employee benefits; legal, audit, and other professional fees; and net occupancy expenses, respectively. The increase in salaries and employee benefits was primarily attributable to (i) the impact of a full year of expenses for nine full-time employees hired during the last seven months of 2000 in order to establish and expand the Company's SBA lending program in San Diego, and (ii) the hiring of eight full-time employees during 2001 in order to further expand the Company's SBA lending program. The increase in legal, audit, and other professional fees was primarily due to $350,000 of expenses recorded in connection with obtaining the favorable ruling on the Company's IRS income tax refund claim and settling a claim brought against the Bank in which the plaintiff alleged that he deposited $50,000 with the Bank in 1984 and that the principal and accrued interest were never returned. Also contributing to the increase in legal, audit, and other professional fees was the outsourcing of the Company's internal audit function, which replaced the Company's in-house internal audit department.

  Average Balances, Interest Income and Expense, Yields and Rates

        The following table presents the Company's consolidated average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest yields/rates for the periods indicated. All average balances are daily average balances (dollars in thousands):

	Years Ended December 31,
	2001			2000			1999
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-Earning Assets:
Loans(1)	$413,986	$38,091	9.20%	$387,794	$37,182	9.59%	$346,698	$32,857	9.48%
Securities purchased under resale agreements	13,525	456	3.37%	2,058	132	6.41%	8,303	413	4.97%
Investment securities available for sale(2):
U.S. government sponsored agency securities:
Callable bonds	74,356	4,853	6.53%	243,199	15,768	6.48%	240,738	15,752	6.54%
Mortgage-backed securities	51,187	2,988	5.84%	3,898	274	7.03%	1,905	125	6.56%
Corporate debt securities	4,117	265	6.44%	4,102	363	8.85%	3,208	214	6.67%

Total investment securities	129,660	8,106	6.25%	251,199	16,405	6.53%	245,851	16,091	6.55%

Total interest-earning assets	557,171	46,653	8.37%	641,051	53,719	8.38%	600,852	49,361	8.22%
Non-interest-earning assets	14,396			8,291			11,525
Less: allowance for loan losses	(7,479)			(6,960)			(5,981)

Total assets	$564,088			$642,382			$606,396

Interest-Bearing Liabilities:
Checking accounts	$14,816	403	2.72%	$15,503	658	4.24%	$21,955	967	4.40%
Savings accounts	141,436	4,853	3.43%	165,778	8,355	5.04%	241,101	11,519	4.78%
Certificates of deposit	283,447	16,994	6.00%	313,825	19,284	6.14%	212,755	11,613	5.46%

Total deposits	439,699	22,250	5.06%	495,106	28,297	5.72%	475,811	24,099	5.06%

Securities sold under repurchase agreements	4,015	216	5.38%	31,153	2,022	6.49%	15,741	871	5.53%
State of California borrowings	12,688	609	4.80%	30,170	1,805	5.98%	2,712	148	5.46%
FHLB advances	5,260	166	3.16%	—	—	—	—	—	—
Term borrowings(3)	40,000	2,686	6.72%	32,404	1,999	6.17%	59,829	3,455	5.77%
Trust preferred securities	17,250	1,617	9.37%	17,250	1,617	9.37%	17,250	1,617	9.37%

Total borrowings	79,213	5,294	6.68%	110,977	7,443	6.71%	95,532	6,091	6.38%

Total interest-bearing liabilities	518,912	27,544	5.31%	606,083	35,740	5.90%	571,343	30,190	5.28%
Non-interest-bearing liabilities	8,929			9,008			7,043
Shareholders' equity	36,247			27,291			28,010

Total liabilities and shareholders' equity	$564,088			$642,382			$606,396

Excess of interest-earning assets over interest-bearing liabilities	$38,259			$34,968			$29,509
Net interest income		$19,109			$17,979			$19,171
Net interest rate spread(4)			3.06%			2.48%			2.94%
Net interest margin(5)			3.43%			2.80%			3.19%

(1)
Average balances of loans are calculated net of deferred loan fees, but include non-accrual loans, which have a zero yield.

(2)
Average balances of investment securities available for sale are presented on a historical amortized cost basis.

(3)
Interest expense is calculated based on the applicable interest rate multiplied by the ratio of actual days in period to 360 days.

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

Net Changes in Average Balances, Composition, Yields and Rates

        The following table sets forth the composition of average interest-earning assets and average interest-bearing liabilities by category and by the percentage of each category to the total for the periods indicated, including the change in average balance, composition, and yield/rate between these respective periods (dollars in thousands):

	Years Ended December 31,
	2001			2000			Increase (Decrease)
	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate
Interest-Earning Assets:
Loans	$413,986	74.3%	9.20%	$387,794	60.5%	9.59%	$26,192	13.8%	(0.39)%
Securities purchased under resale agreements	13,525	2.4%	3.37%	2,058	0.3%	6.41%	11,467	2.1%	(3.04)%
Investment securities available for sale:
U.S. government sponsored agency securities:
Callable bonds	74,356	13.4%	6.53%	243,199	37.9%	6.48%	(168,843)	(24.5)%	0.05%
Mortgage-backed securities	51,187	9.2%	5.84%	3,898	0.6%	7.03%	47,289	8.6%	(1.19)%
Corporate debt securities	4,117	0.7%	6.44%	4,102	0.7%	8.85%	15	0.0%	(2.41)%

Total investment securities	129,660	23.3%	6.25%	251,199	39.2%	6.53%	(121,539)	(15.9)%	(0.28)%

Total interest-earning assets	$557,171	100.0%	8.37%	$641,051	100.0%	8.38%	$(83,880)		(0.01)%

Interest-Bearing Liabilities:
Checking accounts	$14,816	2.8%	2.72%	$15,503	2.6%	4.24%	$(687)	0.2%	(1.52)%
Savings accounts	141,436	27.3%	3.43%	165,778	27.3%	5.04%	(24,342)	0.0%	(1.61)%
Certificates of deposit	283,447	54.6%	6.00%	313,825	51.8%	6.14%	(30,378)	2.8%	(0.14)%

Total deposits	439,699	84.7%	5.06%	495,106	81.7%	5.72%	(55,407)	3.0%	(0.66)%

Securities sold under repurchase agreements	4,015	0.8%	5.38%	31,153	5.1%	6.49%	(27,138)	(4.3)%	(1.11)%
State of California borrowings	12,688	2.5%	4.80%	30,170	5.0%	5.98%	(17,482)	(2.5)%	(1.18)%
FHLB advances	5,260	1.0%	3.16%	—	—	—	5,260	1.0%	3.16%
Term borrowings	40,000	7.7%	6.72%	32,404	5.4%	6.17%	7,596	2.3%	0.55%
Trust preferred securities	17,250	3.3%	9.37%	17,250	2.8%	9.37%	—	0.5%	0.00%

Total borrowings	79,213	15.3%	6.68%	110,977	18.3%	6.71%	(31,764)	(3.0)%	(0.03)%

Total interest-bearing liabilities	$518,912	100.0%	5.31%	$606,083	100.0%	5.90%	$(87,171)		(0.59)%

Excess of interest-earning assets over interest-bearing liabilities	$38,259			$34,968			$3,291
Net interest rate spread			3.06%			2.48%			0.58%
Net interest margin			3.43%			2.80%			0.63%

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

	Years Ended December 31,
	2001 vs. 2000 Increase (Decrease) Due To			2000 vs. 1999 Increase (Decrease) Due To
	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Loans(1)	$2,455	$(1,546)	$909	$3,939	$386	$4,325
Securities purchased under resale agreements	414	(90)	324	(376)	95	(281)
Investment securities available for sale:
U.S. government sponsored agency securities:
Callable bonds	(11,036)	121	(10,915)	161	(145)	16
Mortgage-backed securities	2,768	(54)	2,714	139	10	149
Corporate debt securities	1	(99)	(98)	69	80	149

Total investment securities	(8,267)	(32)	(8,299)	369	(55)	314

Total interest income	(5,398)	(1,668)	(7,066)	3,932	426	4,358

Interest Expense:
Checking accounts	(28)	(227)	(255)	(275)	(34)	(309)
Savings accounts	(1,103)	(2,399)	(3,502)	(3,763)	599	(3,164)
Certificates of deposit	(1,853)	(437)	(2,290)	6,078	1,593	7,671

Total deposits	(2,984)	(3,063)	(6,047)	2,040	2,158	4,198

Securities sold under repurchase agreements	(1,510)	(296)	(1,806)	978	173	1,151
State of California borrowings	(892)	(304)	(1,196)	1,641	16	1,657
FHLB advances	166	—	166	—	—	—
Term borrowings	499	188	687	(1,678)	222	(1,456)
Trust preferred securities	—	—	—	—	—	—

Total borrowings	(1,737)	(412)	(2,149)	941	411	1,352

Total interest expense	(4,721)	(3,475)	(8,196)	2,981	2,569	5,550

Net interest income	$(677)	$1,807	$1,130	$951	$(2,143)	$(1,192)

(1)
Does not include interest income that would have been earned on non-accrual loans.

Net Interest Income

        The Company's earnings depend primarily on its net interest income, which is the difference between the interest income it earns on its loans and securities (its "interest-earning assets"), and the interest expense it pays on its deposits and borrowings (its "interest-bearing liabilities"). Net interest income is affected by (i) the difference between the interest rate earned on its interest-earning assets and the interest rate paid on its interest-bearing liabilities, (ii) the difference between the balance, or volume, of its interest-earning assets and the balance, or volume, of its interest-bearing liabilities, and (iii) changes in the composition of interest-earning assets and interest-bearing liabilities, for example, if higher yielding loans were to replace lower yielding securities.

        Net interest income grew by $1.1 million to $19.1 million, during the year ended December 31, 2001 compared to the same period in 2000, primarily due to a $1.8 million increase attributable to changes in interest rates. This was principally due to a decrease in interest expense resulting from the Company's lowering of the interest rates on its deposits, as well as the reduction of interest rates on its borrowing facilities. These factors were partially offset by a decrease in interest income on loans resulting from the downward repricing of the Company's adjustable rate loans and the weighted average interest rate on loan payoffs exceeding the weighted average interest rate on loan originations. All of these factors resulted from a lower interest rate environment attributable to the Federal Reserve's 475 basis point reduction in the federal funds rate, to 1.75%, during 2001.

        The impact of the federal funds rate decrease caused downward repricing on the Company's adjustable rate loans, especially those tied to the prime rate. The federal funds rate is the rate at which banks lend to each other in the overnight market. Reductions in the federal funds rate generally result in reductions of the prime rates offered by major banks, including Bank of America. The Company's prime rate loans are priced at a margin above either Bank of America's prime lending rate or the published Wall Street Journal prime lending rate. As of December 31, 2001, 84.2% and 45.5% of the Company's loan portfolio consisted of adjustable rate loans and prime rate loans, respectively.

        The downward repricing of the Company's adjustable rate loans was partially offset by the impact of the interest rate floors that exist on most of the Company's adjustable rate loans. Interest rate floors protect the Company in a declining interest rate environment, as affected loans do not reprice downward to their fully indexed rate when interest rates fall. Another contributing factor was that the Company's adjustable rate loans generally can reprice only up to a maximum of 200 basis points in a year, and thus did not reprice downward the full 475 basis points of the federal funds rate.

        Partially offsetting the above $1.8 million growth in net interest income attributable to changes in interest rates, was a $677,000 decrease attributable to changes in volume. This was primarily due to a reduction in interest income resulting from the calls and sales of the Company's callable bonds. Partially offsetting this factor was (i) an increase in interest income due to loan growth and the purchases of U.S. government sponsored agency mortgage-backed securities (the "mortgage-backed securities"), and (ii) a reduction of interest expense resulting from deposit run-off and the pay-down of short-term borrowings. The funding for the loan growth, mortgage-backed securities purchases, deposits outflows, and borrowings pay-downs was obtained principally from the proceeds of the calls and sales of callable bonds.

        The net interest rate spread grew by 58 basis points, to 3.06%, during the year ended December 31, 2001, compared to the same period last year. This was primarily due to a decrease of 59 basis points, to 5.31%, in the rate paid on average total interest-bearing liabilities, partially offset by a decrease of one basis point, to 8.37%, in the yield earned on average total interest-earning assets. The decrease in the rate paid on average total interest-bearing liabilities was principally attributable to the above mentioned lowering by the Company of the interest rates on its deposits and the reduction in rates on the Company's short-term borrowing facilities. The decrease in the yield earned on average total interest-earning assets was primarily due to a decline in the yield on loans, partially offset by a change in the composition of average total interest-earning assets to higher yield loans from lower yield investment securities, which resulted primarily from the calls and sales of callable bonds.

  Total Interest Income

        Total interest income decreased by $7.1 million, to $46.7 million, during the year ended December 31, 2001 compared to the same period in 2000. This was primarily due to a reduction in average total interest-earning assets, which decreased interest income by $5.4 million, as well as to a decline in yield earned on these assets, which decreased interest income by $1.7 million.

        Average total interest-earning assets declined by $83.9 million, to $557.2 million, during 2001 compared to 2000, principally due to a reduction in average callable bonds of $168.8 million, partially offset by increases of $47.3 million, $26.2 million, and $11.5 million in average mortgage-backed securities, average loans, and average securities purchased under resale agreements, respectively. The changes in average investment securities and average loans resulted in a shift in the mix of average total interest-earning assets to higher yield loans from lower yield investment securities. The percentage of average loans to average total interest-earning assets increased to 74.3% during the year ended December 31, 2001 from 60.5% during the same period last year.

        The reduction in average callable bonds of $168.8 million, to $74.4 million, was due to calls and sales of $229.2 million with a weighted average yield of 6.42%, which occurred during the first nine months of 2001. This was comprised of issuer calls of $219.2 million, with a weighted average yield of 6.46%, and sales in January of 2001 of $10.0 million, with a weighted average yield of 5.63%. The issuer calls of these fixed rate securities were attributable to the declining interest rate environment caused by the Federal Reserve's lowering of the federal funds rate during 2001.

        The increase in average mortgage-backed securities of $47.3 million, to $51.2 million, was primarily due to fixed rate purchases of $108.0 million, which occurred during the seven-month period from February to August of 2001, partially offset by sales in May and August of 2001 totaling $42.4 million. The purchases made in the first quarter of 2001 were funded primarily with the proceeds from the calls and sale of the callable bonds and enabled the Bank to meet the FHLB membership test for housing-related assets in its successful application for membership in the FHLB.

        The increase in average securities purchased under resale agreements of $11.5 million, to $13.5 million, was primarily due to the investment of the proceeds from (1) the calls and sales of callable bonds during the first nine months of 2001, and (2) the $40.0 million long-term FHLB advances during the fourth quarter of 2001.

        The yield earned on average total interest-earning assets decreased by one basis point, to 8.37%, during the year ended December 31, 2001 compared to the same period in 2000, primarily due to the following decreases in yields attributable to the declining interest rate environment during 2001:

  •
  The yield on average loans declined by 39 basis points, to 9.20%, primarily due to the downward repricing of the Company's adjustable rate loans and the weighted average interest rate on loan payoffs exceeding the weighted average interest rate on loan originations. Partially offsetting the decline in the yield on average loans was the impact of interest rate floors that exist on most of the Company's adjustable rate loans. Interest rate floors protect the Company in a declining interest rate environment, as affected loans do not reprice downward to their fully indexed rate when interest rates fall. Another contributing factor was that even though the federal funds rate dropped 475 basis points during 2001, the Company's adjustable rate loans generally can reprice only up to a maximum of 200 basis points in a year.

  •
  The yield on average short-term securities purchased under resale agreements decreased by 304 basis points, to 3.37%.

  •
  The yield on average fixed rate mortgage-backed securities dropped by 119 basis points, to 5.84%, primarily due to the lower yield purchases made during the lower interest rate environment of 2001 with the proceeds from the calls and sales of callable bonds.

  •
  The yield on average adjustable rate corporate debt securities declined by 241 basis points, to 6.44%, reflecting the downward repricing of these variable rate instruments.

        Partially offsetting the decline in the yield earned on average total interest-earning assets was the change in the composition of average total interest-earning assets to higher yield loans from lower yield investment securities, which resulted primarily from the calls and sales of callable bonds.

  Total Interest Expense

        Total interest expense decreased by $8.2 million, to $27.5 million, during the year ended December 31, 2001 compared to the same period in 2000. This was due to a reduction in average interest-bearing liabilities, which decreased interest expense by $4.7 million, as well as to a decline in the interest rate paid on these liabilities, which reduced interest expense by $3.5 million.

        Average total interest-bearing liabilities declined by $87.2 million, to $518.9 million, during 2001 compared to 2000, due to decreases of $55.4 million and $31.8 million in average deposits and average borrowings, respectively. The changes in average deposits and average borrowings resulted in a shift in the mix of average total interest-bearing liabilities to lower rate deposits from higher rate borrowings.

The percentage of average deposits to average total interest-bearing liabilities increased to 84.7% during 2001 from 81.7% during 2000.

        The decline in average deposits of $55.4 million, to $439.7 million, during 2001 compared to 2000, was principally due to reductions of $30.4 million and $24.3 million in average certificates of deposit and average savings accounts, respectively. These decreases were primarily attributable to the Company's lowering of interest rates on all of its deposit products in anticipation of and in response to the 475 basis point reduction in the federal funds rate by the Federal Reserve during 2001. The Company funded the deposit run-off primarily with the proceeds from the calls and sales of the callable bonds.

        The decline in average borrowings of $31.8 million, to $79.2 million, during 2001 compared 2000, was principally due to decreases of $27.1 million and $17.5 million in short-term average securities sold under repurchase agreements and average State of California borrowings, respectively, partially offset by increases of $7.6 million and $5.2 million in average term borrowings and average FHLB advances, respectively. The Company used the proceeds from the calls and sales of the callable bonds in order to fund the reductions in the short-term borrowings, which resulted in a shift in the composition of average borrowings to the long-term, higher rate trust preferred securities. The percentage of average trust preferred securities to average borrowings rose to 21.8% during 2001, from 15.5% during 2000.

        The rate on average total interest-bearing liabilities decreased by 59 basis points, to 5.31%, during the year ended December 31, 2001 compared to the same period in 2000, and was principally due to the reduction of 66 basis points, to 5.06%, in the rate on average deposits, as well as the reduction of three basis points, to 6.68%, in the rate on average borrowings, and a shift in the mix of average total interest-bearing liabilities to lower rate deposits from higher rate borrowings.

        The 66 basis point decline in the rate on average deposits reflected the Company's lowering of interest rates on its deposit products, which resulted in reductions of 152 basis points, 161 basis points, and 14 basis points in the rates on average checking accounts, average savings accounts, and average certificates of deposit, respectively.

        The Company anticipates that the rate on its average certificates of deposit will decline in the first quarter of 2002 and beyond, from the 5.17% average rate for the fourth quarter of 2001, as older, higher rate certificates mature and are replaced by newer, lower rate certificates. The current tiered certificate of deposit rates offered by the Company as of March 6, 2002 are 77 basis points to 294 basis points below the 5.17% average rate for the fourth quarter of 2001, and are listed as follows:

  •
  2.23% (all tiers) for both one and three month certificates.

  •
  2.47% (all tiers) for six month certificates.

  •
  2.47% - 2.71% for one year certificates.

  •
  3.20% - 3.68% for two year certificates.

  •
  3.44% - 3.92% for three year certificates.

  •
  3.68% - 4.16% for four year certificates.

  •
  3.92% - 4.40% for five year certificates.

        The three basis point decrease in the rate on average borrowings was primarily due to the reductions in the rates on the Company's short-term borrowing facilities, which were attributable to the declining interest rate environment during 2001. Contributing to the decrease in the rate on average borrowings was the addition during the fourth quarter of 2001 of $40.0 million long-term FHLB advances with a low weighted average rate of 3.16%. The interest rates on average securities sold under repurchase agreements and average State of California borrowings declined by 111 basis points and 118 basis points, respectively, and were reflected in the following events:

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

  •
  During the third quarter of 2001, the entire $30.0 million outstanding balance of State of California borrowings matured, bearing interest at a weighted average rate of 3.62%, and was paid off by the Company with the proceeds from the calls of the callable bonds.

        Partially offsetting the decline in the rate on average borrowings was the above mentioned shift in the composition of average borrowings to higher rate trust preferred securities, as well as the increase of 55 basis points, to 6.72%, in the rate on average term borrowings. The $40.0 million of term borrowings were obtained during the rising interest rate environment of 2000 and mature in 2002.

Provision for Loan Losses

        During 2001, the Company increased its provision for loan losses by $56,000, to $660,000, compared to 2000. The Company uses the provision for loan losses to establish the allowance for loan losses based on management's evaluation of the risk inherent in the loan portfolio. See "Financial Condition—Allowance for Loan Losses" and Item 1. "Business—Allowance for Loan Losses."

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

Non-interest Income

        The following table reflects the major components of non-interest income for the periods indicated and the dollar and percentage changes between the periods (dollars in thousands):

				Increase (Decrease)
	Years Ended December 31,			2001 vs. 2000		2000 vs. 1999
	2001	2000	1999	$	%	$	%
Loan prepayment and late fee income	$345	$346	$662	$(1)	(0.3)%	$(316)	(47.7)%
Gain on sale of SBA 7(a) loans	395	112	250	283	252.7%	(138)	(55.2)%
Gain on sale of SBA 504 loans and broker fee income	503	—	—	503	100.0%	—	—
Gain (loss) on sale of investment securities	95	(2)	661	97	4850.0%	(663)	(100.3)%
Gain on sale of commercial real estate loans	—	561	—	(561)	(100.0)%	561	100.0%
Gain on sale of other real estate owned	—	115	25	(115)	(100.0)%	90	360.0%
Other income	1,193	581	861	612	105.3%	(280)	(32.5)%

Total non-interest income	$2,531	$1,713	$2,459	$818	47.8%	$(746)	(30.3)%

        Non-interest income for the year ended December 31, 2001 increased by $818,000, to $2.5 million, compared to the same period in 2000. This was primarily due to $503,000 in gain on sale of SBA 504 loans and broker fee income, which were new programs for the Company in 2001, and a $283,000 increase in the gain on sale of SBA 7(a) loans. Also contributing to the increase in non-interest income was $300,000 of interest income that the Company recorded in "Other Income" in connection with the favorable IRS ruling received on the Company's income tax refund claim. Partially offsetting these factors were gains in 2000 of $561,000 and $115,000 on the sale of a commercial real estate loan and an OREO, respectively, which were not repeated in 2001.

Non-interest Expense

        The following table reflects the major components of non-interest expense for the periods indicated and the dollar and percentage changes between the periods (dollars in thousands):

				Increase (Decrease)
	Years Ended December 31,			2001 vs. 2000		2000 vs. 1999
	2001	2000	1999	$	%	$	%
Salaries and employee benefits	$7,152	$6,407	$6,652	$745	11.6%	$(245)	(3.7)%
Net occupancy expense	1,665	1,422	1,687	243	17.1%	(265)	(15.7)%
Communication and data processing	1,057	880	933	177	20.1%	(53)	(5.7)%
Legal, audit, and other professional fees	986	563	526	423	75.1%	37	7.0%
Advertising and promotion	218	223	598	(5)	(2.2)%	(375)	(62.7)%
Credit and collections expenses	—	(134)	43	134	100.0%	(177)	(411.6)%
OREO expense	—	(10)	28	10	100.0%	(38)	(135.7)%
Valuation adjustments to OREO	—	—	43	—	—	(43)	(100.0)%
Other expenses	783	695	973	88	12.7%	(278)	(28.6)%

Total non-interest expense	$11,861	$10,046	$11,483	$1,815	18.1%	$(1,437)	(12.5)%

        Non-interest expense for the year ended December 31, 2001 increased by $1.8 million, to $11.9 million, compared to the same period in 2000. This was primarily due to decreases of $745,000,

$423,000, $243,000 in salaries and employee benefits; legal, audit, and other professional fees; and net occupancy expense, respectively.

        Salaries and employee benefits for the year ended December 31, 2001 increased by $745,000, to $7.2 million, compared to the same period in 2000, and was primarily due to the following:

  •
  In January of 2001, employee base salaries increased by approximately 4%.

  •
  Salaries and employee benefits for 2001 reflected a full year of expenses for a commercial real estate marketing representative in Laguna Hills, California, hired in June of 2000 to handle lending in Orange County and the Inland Empire.

  •
  Salaries and employee benefits for 2001 reflected a full year of expenses for nine full-time employees hired during the last seven months of 2000 to establish and expand the Company's SBA lending program in San Diego. These employees consisted of one Senior Vice President, four Vice Presidents, and four other personnel.

  •
  During 2001, the Company hired eight full-time employees to further expand the Company's SBA lending program, and they consisted of four Vice Presidents and four other personnel.

        Legal, audit, and other professional fees for the year ended December 31, 2001 increased by $423,000, to $986,000, compared to the same period in 2000, primarily due to $350,000 of expenses recorded in connection with obtaining the favorable ruling on the Company's IRS income tax refund claim and settling a claim brought against the Bank in which the plaintiff alleged that he deposited $50,000 with the Bank in 1984 and that the principal and accrued interest were never returned. Also contributing to the increase in legal, audit, and other professional fees was the outsourcing of the Company's internal audit function, which replaced the Company's in-house internal audit department.

        Net occupancy expense for the year ended December 31, 2001 increased by $243,000, to $1.7 million, compared to the same period in 2000. This was primarily due to the inclusion in 2001 of a full year of rent and related expenses for an office opened in Laguna Hills during June of 2000 for the above mentioned commercial real estate marketing representative, as well as an office opened in San Diego during November of 2000 for the above mentioned SBA lending personnel.

        Communications and data processing for the year ended December 31, 2001 increased by $177,000, to $1.1 million, compared to the same period in 2000, primarily due to expenses incurred in connection with the above mentioned increases in personnel and office facilities.

2000 COMPARED WITH 1999

Earnings Performance Summary

        Net income was $5.3 million (or $2.01 per common share on a diluted basis) for the year ended December 31, 2000, compared to $5.1 million (or $1.82 per common share on a diluted basis) for the year ended December 31, 1999. Pre-tax income was $9.0 million compared to $8.5 million for the years ended December 31, 2000 and 1999, respectively. The $0.5 million increase in pre-tax income reflects the following:

  •
  Net interest income decreased by $1.2 million, to $18.0 million, during the year ended December 31, 2000 primarily due to the rising interest rate environment and its negative impact on the Company's excess of adjustable rate liabilities over adjustable rate assets. The rate paid on average total interest-bearing liabilities increased by 62 basis points, to 5.90%, during 2000 compared to 1999, partially offset by an increase of 16 basis points, to 8.38%, in the yield on average total interest-earning assets. This resulted in a reduction of the net interest spread of 46 basis points, to 2.48%.

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

  Net Changes in Average Balances, Composition, Yields and Rates

        The following table sets forth the composition of average interest-earning assets and average interest-bearing liabilities by category and by the percentage of each category to the total for the periods indicated, including the change in average balance, composition, and yield/rate between these respective periods (dollars in thousands):

	Years Ended December 31,
	2000			1999			Increase (Decrease)
	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate
Interest-Earning Assets:
Loans	$387,794	60.5%	9.59%	$346,698	57.7%	9.48%	$41,096	2.8%	0.11%
Securities purchased under resale agreements	2,058	0.3%	6.41%	8,303	1.4%	4.97%	(6,245)	(1.1)%	1.44%
Investment securities available for sale:
U.S. government sponsored agency securities:
Callable bonds	243,199	37.9%	6.48%	240,738	40.1%	6.54%	2,461	(2.2)%	(0.06)%
Mortgage-backed securities	3,898	0.6%	7.03%	1,905	0.3%	6.56%	1,993	0.3%	0.47%
Corporate debt securities	4,102	0.7%	8.85%	3,208	0.5%	6.67%	894	0.2%	2.18%

Total investment securities	251,199	39.2%	6.53%	245,851	40.9%	6.55%	5,348	(1.7)%	(0.02)%

Total interest-earning assets	$641,051	100.0%	8.38%	$600,852	100.0%	8.22%	$40,199		0.16%

Interest-Bearing Liabilities:
Checking accounts	$15,503	2.6%	4.24%	$21,955	3.9%	4.40%	$(6,452)	(1.3)%	(0.16)%
Savings accounts	165,778	27.3%	5.04%	241,101	42.2%	4.78%	(75,323)	(14.9)%	0.26%
Certificates of deposit	313,825	51.8%	6.14%	212,755	37.2%	5.46%	101,070	14.6%	0.68%

Total deposits	495,106	81.7%	5.72%	475,811	83.3%	5.06%	19,295	(1.6)%	0.66%

Securities sold under repurchase agreements	31,153	5.1%	6.49%	15,741	2.7%	5.53%	15,412	2.4%	0.96%
State of California borrowings	30,170	5.0%	5.98%	2,712	0.5%	5.46%	27,458	4.5%	0.52%
Term borrowings	32,404	5.4%	6.17%	59,829	10.5%	5.77%	(27,425)	(5.1)%	0.40%
Trust preferred securities	17,250	2.8%	9.37%	17,250	3.0%	9.37%	—	(0.2)%	0.00%

Total borrowings	110,977	18.3%	6.71%	95,532	16.7%	6.38%	15,445	1.6%	0.33%

Total interest-bearing liabilities	$606,083	100.0%	5.90%	$571,343	100.0%	5.28%	$34,740		0.62%

Excess of interest-earning assets over interest-bearing liabilities	$34,968			$29,509			$5,459
Net interest rate spread			2.48%			2.94%			(0.46)%
Net interest margin			2.80%			3.19%			(0.39)%

Net Interest Income

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

        Contributing to the increase in the yield on average loans was the increase of 75 basis points, to 5.50%, in the federal funds rate by the Federal Reserve, which took place during the second half of 1999, the increase of 50 basis points, to 6.00%, which took place during the first quarter of 2000, and the additional increase of 50 basis points to 6.50%, which took place during the second quarter of 2000. The impact of these increases in the federal funds rate caused upward repricing on the Company's adjustable rate loans, especially those tied to the prime rate. The federal funds rate is the rate at which banks lend to each other in the overnight market. Increases in the federal funds rate generally result in increases of the prime rates offered by major banks, including Bank of America. The Company's prime rate loans are priced at a margin above either Bank of America's prime lending rate or the published Wall Street Journal prime lending rate.

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

        The increase in average deposits of $19.3 million during the year ended December 31, 2000 compared to the year ended December 31, 1999, was principally due to an increase in average certificates of deposit of $101.1 million, partially offset by decreases of $75.3 million and $6.5 million in average savings accounts and average checking accounts, respectively.

        The changes in the average balances of the Company's deposit products during the year ended December 31, 2000 compared to the same period in 1999, were primarily attributable to the Company's deposit strategy which started in the middle of 1999 and continued through the first half of 2000, when short-term interest rates were rising. The Company pursued a strategy of limiting interest rate increases on its liquid savings accounts, while paying higher market interest rates on its term certificates of deposit. This strategy was intended to better control total interest costs during a rising interest rate environment as well as to better match fixed rate liabilities with fixed rate assets. As a result, the balances of higher rate certificates of deposit increased, while the balances of lower rate savings accounts and checking accounts decreased, thus changing the mix of deposits. The percentage of average certificates of deposit to average total deposits increased to 63.4% during 2000 from 44.7% during 1999.

        The increase in average borrowings of $15.4 million during the year ended December 31, 2000 compared to the year ended December 31, 1999, was principally due to increases of $27.4 million and $15.4 million in average State of California borrowings and average securities sold under repurchase agreements, respectively, partially offset by a reduction in average term borrowings of $27.4 million.

        The $15.4 million increase in the average balance of securities sold under repurchase agreements reflected the use of these borrowings primarily to cover deposit run-off and to fund loans during 2000. The maximum amount outstanding at any month-end during 2000 was $51.1 million at March 31, 2000.

        The $27.4 million increase in the average balance of State of California borrowings was attributable to the initial borrowings of $20.0 million obtained during the fourth quarter of 1999, and the growth in these borrowings up to $33.0 million during 2000, before they were paid down to $28.0 million by December 31, 2000. Thus, the average balance for these borrowings reflected only one quarter for 1999 versus a higher average balance for an entire year for 2000.

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

  •
  During the fourth quarter of 2000, a $10.0 million callable term borrowing, bearing interest at a lower rate of 5.95%, was called by the lender, and replaced by a term borrowing bearing interest at a higher rate of 6.61%. Additionally, the Company obtained a $10.0 million term borrowing bearing interest at a higher rate of 6.65%.

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

Non-interest Income

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

FINANCIAL CONDITION

Balance Sheet Analysis

        The following table presents condensed balance sheets as of the dates indicated and the dollar and percentage changes between the periods (dollars in thousands):

				Increase (Decrease)
	December 31,			2001 vs. 2000		2000 vs. 1999
	2001	2000	1999	$	%	$	%
Assets
Cash and cash equivalents	$18,682	$5,336	$4,783	$13,346	250.1%	$553	11.6%
Investment securities available for sale, at market:
U.S. agency callable bonds	—	229,180	243,626	(229,180)	(100.0%)	(14,446)	(5.9%)
U.S. agency MBS	55,169	3,800	3,996	51,369	1351.8%	(196)	(4.9%)
Corporate debt securities	4,124	4,109	4,094	15	0.4%	15	0.4%

Total amortized cost	59,293	237,089	251,716	(177,796)	(75.0%)	(14,627)	(5.8%)
Total unrealized loss	(341)	(2,641)	(10,956)	2,300	87.1%	8,315	75.9%

Total investment securities	58,952	234,448	240,760	(175,496)	(74.9%)	(6,312)	(2.6%)

Loans:
Total loans, net of deferred fees	461,975	400,285	365,952	61,690	15.4%	34,333	9.4%
Allowance for loan losses	(7,946)	(7,240)	(6,450)	(706)	(9.8%)	(790)	(12.2%)

Net loans	454,029	393,045	359,502	60,984	15.5%	33,543	9.3%

Other assets	13,095	15,831	18,215	(2,736)	(17.3%)	(2,384)	(13.1%)

Total assets	$544,758	$648,660	$623,260	$(103,902)	(16.0%)	$25,400	4.1%

Liabilities
Checking accounts	$14,912	$14,414	$18,783	$498	3.5%	$(4,369)	(23.3%)
Savings accounts	136,145	148,347	196,368	(12,202)	(8.2%)	(48,021)	(24.5%)
Certificates of deposit	250,466	336,076	269,233	(85,610)	(25.5%)	66,843	24.8%

Total deposits	401,523	498,837	484,384	(97,314)	(19.5%)	14,453	3.0%

Securities sold under repurchase agreements	—	23,500	30,500	(23,500)	(100.0%)	(7,000)	(23.0%)
State of California borrowings	—	28,000	20,000	(28,000)	(100.0%)	8,000	40.0%
FHLB advances	40,000	—	—	40,000	100.0%	—	—
Term borrowings	40,000	40,000	40,000	—	—	—	—
Trust preferred securities	17,250	17,250	17,250	—	—	—	—

Total borrowings	97,250	108,750	107,750	(11,500)	(10.6%)	1,000	0.9%

Other liabilities	8,010	7,143	5,577	867	12.1%	1,566	28.1%

Total liabilities	506,783	614,730	597,711	(107,947)	(17.6%)	17,019	2.8%

Shareholders' Equity
Common stock, at par	30	30	30	—	—	—	—
Additional paid-in capital	27,780	27,790	27,885	(10)	—	(95)	(0.3%)
Retained earnings	19,140	14,542	9,978	4,598	31.6%	4,564	45.7%
Accumulated other comprehensive loss—unrealized loss on investment securities, net of income taxes	(198)	(1,532)	(6,355)	1,334	87.1%	4,823	75.9%
Common stock in treasury, at cost	(8,777)	(6,900)	(5,989)	(1,877)	(27.2%)	(911)	(15.2%)

Total shareholders' equity	37,975	33,930	25,549	4,045	11.9%	8,381	32.8%

Total liabilities and shareholders' equity	$544,758	$648,660	$623,260	$(103,902)	(16.0%)	$25,400	4.1%

  December 31, 2001 vs. December 31, 2000

        Total assets declined by $103.9 million, to $544.8 million, during the year ended December 31, 2001, primarily due to a $175.5 million decrease in investment securities, partially offset by increases of $61.0 million and $13.3 million in net loans and cash and cash equivalents, respectively.

        The $175.5 million decrease in investment securities, to $59.0 million, was principally due to the $229.2 million liquidation of the Company's callable bonds, which consisted of issuer calls of $219.2 million and Company sales of $10.0 million. Partially offsetting the reduction in callable bonds was an increase of $51.4 million in mortgage-backed securities, to $55.2 million, which was primarily due to $108.0 million of purchases, partially offset by sales of $42.3 million.

        The $61.0 million increase in net loans, to $454.0 million, was principally due to $129.2 million of originations, partially offset by $58.4 million of principal payments and $11.9 million in sales of SBA loans.

        The $13.3 million increase in cash and cash equivalents, to $18.7 million, was primarily due to the remaining investment of the proceeds from the $40.0 million of long-term FHLB advances, with a low weighted average rate of 3.16%, obtained during the fourth quarter of 2001.

        Total liabilities declined by $107.9 million, to $506.8 million, during the year ended December 31, 2001, principally due to reductions of $97.3 million and $11.5 million in deposits and borrowings, respectively.

        The $97.3 million decrease in deposits, to $401.5 million, was primarily due to reductions of $85.6 million and $12.2 million in certificates of deposit and savings accounts, respectively. The overall decline in deposits was principally attributable to the Company's lowering of its deposits rates in anticipation of and in response to the 475 basis point reduction in the federal funds rate by the Federal Reserve during 2001. The reduction in deposits was funded primarily with the proceeds from the calls and sales of callable bonds.

        The changes in the balances of the Company's deposit products resulted in a shift in the composition of deposits to lower rate checking and savings accounts from higher rate certificates of deposit. This reflected the Company's strategy and efforts to help reduce the overall cost of its deposits. The percentage of checking and savings accounts to total deposits increased to 37.6% at December 31, 2001 from 32.6% at December 31, 2000.

        The $11.5 million decline in borrowings, to $97.3 million, was principally due to decreases of $23.5 million and $28.0 million in short-term securities sold under repurchase agreements and State of California borrowings, respectively. The reduction in these short-term borrowings, which took place during the first nine months of 2001, was funded primarily with the proceeds from the calls and sales of the callable bonds. Partially offsetting the decline in borrowings was an increase of $40.0 million in long-term FHLB advances, obtained during the fourth quarter of 2001.

        Shareholders' equity increased by $4.0 million, to $38.0 million, during the year ended December 31, 2001. Changes in shareholders' equity were due to the following:

  •
  The Company recorded $5.4 million of net income during 2001;

  •
  The Company declared and paid quarterly cash dividends of $787,000 during 2001;

  •
  Accumulated other comprehensive loss (i.e. unrealized loss on investment securities available for sale, net of income taxes) decreased by $1.3 million, to $198,000, during 2001, primarily due to the calls and sales of callable bonds available for sale, as well as to an increase in market value of the Company's investment securities available for sale; and

  •
  Common stock in treasury increased by $1.9 million, to $8.8 million, during 2001, principally due to the $2.0 million purchase of 104,500 shares of the Company's common stock under its stock repurchase plan. Partially offsetting this increase and thereby reducing the number of treasury shares was the issuance of 9,229 shares of common stock from treasury, at an aggregate cost of $136,000, under the Company's employee stock purchase plan, non-employee directors stock purchase plan, and employee stock option plan.

  December 31, 2000 vs. December 31, 1999

        Total assets increased by $25.4 million, to $648.7 million, during the year ended December 31, 2000, primarily due to an increase in net loans of $33.5 million, partially offset by decreases in investment securities and other assets of $6.3 million and $2.4 million, respectively. The increase in net loans was primarily due to originations of $80.3 million, partially offset by principal payments of $42.8 million and SBA loan sales of $2.6 million. The decrease in investment securities was primarily due to the sale in December of 2000 of $14.5 million of U.S. government sponsored agency callable bonds, partially offset by an increase in market value of $8.3 million.

        Total liabilities increased by $17.0 million, to $614.7 million, during the year ended December 31, 2000, primarily due to increases in deposits, borrowings, and other liabilities of $14.5 million, $1.0 million, and $1.5 million, respectively.

        The $14.5 million increase in total deposits during the year ended December 31, 2000 reflected a $66.8 million increase in certificates of deposit, partially offset by decreases of $48.0 million and $4.4 million in savings accounts and checking accounts, respectively. The changes in the balances of the Company's deposit products during 2000 resulted in a shift in the mix of deposits from lower yielding checking/savings accounts to higher yielding certificates of deposit. The percentage of total certificates of deposit to total deposits increased to 67.4% at December 31, 2000 from 55.6% at December 31, 1999, and served to increase interest expense during 2000.

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

        The $1.0 million increase in borrowings during 2000 was primarily due to an $8.0 million increase in State of California borrowings, partially offset by a $7.0 million decrease in securities sold under repurchase agreements.

        Shareholders' equity increased by $8.4 million, to $33.9 million, during the year ended December 31, 2000. Changes in shareholders' equity were due to the following:

  •
  The Company recorded $5.3 million of net income during 2000;

  •
  The Company declared and paid quarterly cash dividends of $706,000 during 2000;

  •
  Accumulated other comprehensive loss decreased by $4.8 million during 2000 due to an increase in market value of the Company's investment securities available for sale; and

  •
  Common stock in treasury increased by $911,000 during 2000, primarily due to the $1.1 million purchase of 102,000 shares of the Company's common stock under its stock repurchase plan. Partially offsetting this increase and thereby reducing the number of treasury shares was the issuance of 15,696 shares of common stock from treasury under the Company's employee stock purchase plan, non-employee directors stock purchase plan, and employee stock option plan. The cost of these treasury shares issued totaled $238,000 and served to reduce common stock in treasury.

Allowance for Loan Losses

        The allowance for loan losses increased by $706,000, to $7.9 million, during the year ended December 31, 2001, due to $660,000 recorded in provision for loan losses and net recoveries of $46,000. The allowance for loan losses as a percentage of loans was 1.72% at December 31, 2001, as compared to 1.81% at December 31, 2000.

        The Company's management considered the following recent loan loss and credit experience in evaluating the allowance for loan losses at December 31, 2001:

  •
  During the year ended December 31, 2001, recoveries exceeded charge-offs by $46,000.

  •
  There were no non-accrual loans and other real estate owned at December 31, 2001.

  •
  There were no non-accrual loans at quarter-end for five of the last six quarters and six of the last eight quarters.

  •
  Most of the Company's adjustable rate borrowers experienced some decline in the interest payments on their loans due to the 475 basis point drop in the prime rate during the year ended December 31, 2001, which strengthened their debt service capabilities. However, these borrowers did not realize the full impact of the prime rate reduction on their loan payments due to interest rate floors that exist on most of the Company's adjustable rate loans. As of December 31, 2001, 84.2% of the Company's loan portfolio consisted of adjustable rate loans, of which 45.5% consisted of prime rate loans.

        Besides recent loan loss and credit experience, management considers historical loan loss experience as well as changes within the loan portfolio in evaluating the adequacy of the allowance for loan losses. Changes in the loan portfolio include (i) the growth in SBA lending, (ii) changes in geographic concentration, (iii) changes in the collateral mix of the loan portfolio, and (iv) the debt service ability of borrowers. In addition, management attempts to factor in the changes that relate to the economy in specific cities or locations, as well as economic differences in this current recession versus the most recent prior recession of 1991 - 1993. While most of these factors (geographic concentration, collateral concentration, debt service coverage of borrowers, and current vacancy rates) are favorable to the Company's current loan portfolio as compared to the loan portfolio of the 1991 - 1993 recessionary economic period, management believes that the nature of the danger to the national economy with the risk of terrorism, the negative impact of declines in corporate earnings, and the loss of consumer confidence, could cause this national recession to be deeper than the recession of 1991 - 1993. In considering all of the above factors, management believes that the allowance for loan losses as of December 31, 2001 is adequate.

        Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts, thereby adversely affecting future results of operations.

        The following tables set forth allowance for loan losses activity for the periods indicated (in thousands):

	Years Ended December 31,
	2001	2000	1999
Allowance at beginning of year	$7,240	$6,450	$5,024
Provision for loan losses	660	604	1,677
Net (charge-offs) recoveries:
Charge-offs	(111)	(123)	(287)
Recoveries	157	309	36

Total net (charge-offs) recoveries	46	186	(251)

Allowance at end of year	$7,946	$7,240	$6,450

Net (charge-offs) recoveries to average loans	0.01%	0.05%	(0.07%)
Allowance for loan losses to total loans, net of deferred loan fees	1.72%	1.81%	1.76%

NON-PERFORMING ASSETS

        The following tables set forth non-accrual loans and OREO as of the dates indicated (in thousands):

	December 31,
	2001	2000	1999
Non-accrual loans	$—	$—	$210
Other real estate owned	—	—	—

Total non-performing assets	$—	$—	$210

Non-accrual loans to total loans, net of deferred loan fees	—	—	0.06%
Total non-performing assets to total assets	—	—	0.03%

        Total non-performing assets declined by $210,000, to $0, during the year ended December 31, 2000. The decrease was due to the transfer of a $210,000 non-accrual loan to other real estate owned, which was then sold for a gain of $115,000. The minimal balances in non-performing assets was largely due to continued emphasis by management on problem credits.

LIQUIDITY

        The Company's primary sources of funds are deposits, borrowings, and payments of principal and interest on loans and investment securities. While maturities and scheduled principal amortization on loans are a reasonably predictable source of funds, deposit flows and mortgage loan prepayments are greatly influenced by the level of interest rates, economic conditions, and competition. As a measure of protection against these uncertainties, the Company maintains borrowing relationships with several brokers, whereby the Company is able to borrow funds that are secured by pledging specific amounts of certain U.S. government sponsored agency securities. The Company is generally able to borrow up to 98% of the market value of these securities. As of December 31, 2001, the market values of U.S. government sponsored agency securities that were available for collateral purposes totaled $8.2 million.

        The Bank also has a fixed rate borrowing facility with the State of California Treasurer's Office under which the Bank can borrow an amount not to exceed its unconsolidated total shareholder's equity. Borrowing maturity dates under this program cannot exceed one year. The State of California requires collateral with a value of at least 110% of the outstanding borrowing amount. The Bank pledges specific amounts of its U.S. government sponsored agency securities to meet the collateral requirement under this borrowing facility. As of December 31, 2001, the Bank's unconsolidated total shareholder's equity was $51.0 million and the Bank had no outstanding borrowings from the State of California.

        During the second quarter of 2001, the Bank became a member of the FHLB. FHLB membership enhances the Bank's sources of liquidity as well as the availability of both fixed rate and adjustable rate borrowings, with maturities ranging from one day to 30 years. Under the FHLB's borrowing program, the Bank has the option to use either its commercial real estate loans or U.S. government sponsored agency mortgage-backed securities as collateral for FHLB borrowings. As of December 31, 2001, the Bank had pledged $312.4 million of its commercial real estate loans to secure this credit facility, which totaled $105.4 million based on 20% of its unconsolidated total assets of $526.9 million. Against this facility, the Bank had long-term, fixed rate advances totaling $40.0 million, which consisted of $20.0 million at 3.01% maturing in November of 2003 and $20.0 million at 3.30% maturing in May of 2004. As of December 31, 2001, the Bank held a required investment in the capital stock of the FHLB totaling $2.0 million.

        The Company's primary lending and investment activities have generally been the origination of commercial real estate and SBA business loans, the purchase of investment securities, and, to a lesser extent, the purchase of short-term securities purchased under resale agreements. The purchase of investment securities and short-term securities purchased under resale agreements provides a source of long and short-term liquidity.

        The Company's most liquid assets are cash and securities purchased under resale agreements. The levels of these assets depend on the Company's operating, investing and financing activities during any given period. Liquidity for the Company is monitored daily and evaluated monthly. Excess funds are invested in short-term securities purchased under resale agreements.

        During the year ended December 31, 2001, the Company's cash and cash equivalents increased by $13.3 million to $18.6 million. This increase was the result of the addition of $116.0 million and $8.8 million in cash from investing and operating activities, respectively, partially offset by the use of $111.5 million in cash for financing activities. The $116.0 million source of cash from investing activities was principally due to $271.6 million from the calls and sales of callable bonds and mortgage-backed securities, as well as $58.4 million from principal payments on loans. This investing activity was partially offset by uses of cash for $129.2 million of loan originations and $108.0 million of mortgage-backed securities purchases. The $111.5 million use of cash in financing activities was primarily for the funding of deposit run-off of $97.3 million, as well as the payment of $23.5 million and $28.0 million in short-term securities sold under repurchase agreements and State of California borrowings, respectively. This financing activity was partially offset by proceeds from the $40.0 million of long-term FHLB advances obtained during the fourth quarter of 2001.

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

DIVIDENDS

        As a Delaware corporation, Pacific Crest may pay common dividends out of surplus or, if there is no surplus, from net profits for the current and preceding fiscal year. Pacific Crest, on an unconsolidated basis, had approximately $3.1 million in cash and investments less current liabilities and short-term debt at December 31, 2001. However, these funds are necessary to pay future operating expenses of Pacific Crest, service all outstanding debt, including the $17.25 million junior subordinated debentures payable to PCC Capital, and fund possible future capital infusions into the Bank. Without dividends from the Bank, Pacific Crest must rely solely on existing cash, investments and the ability to secure borrowings.

        On January 23, 2002, the Company announced that the Board of Directors had declared a cash dividend of $0.08 per common share for the first quarter of 2002. The dividend was paid on March 15, 2002, to shareholders of record at the close of business on March 1, 2002. During 2001, the Company declared and paid aggregate cash dividends of $0.32 per common share for a total of $787,000. During 2000, the Company declared and paid aggregate cash dividends of $0.28 per common share for a total of $706,000.

        The Bank's ability to pay dividends to Pacific Crest is restricted by California State law, which requires that sufficient retained earnings be available to pay the dividend. At December 31, 2001, the Bank had retained earnings of $21.4 million available for future dividend payments.

        On March 15, 2002, the Bank paid a cash dividend of $800,000 to Pacific Crest for the first quarter of 2002. During 2001, the Bank declared and paid aggregate cash dividends of $3.0 million to Pacific Crest. During 2000, the Bank declared and paid aggregate cash dividends of $2.2 million to Pacific Crest.

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

        At December 31, 2001 and 2000, Pacific Crest and the Bank were classified as "well capitalized" and were in compliance with all such requirements. The following tables sets forth the regulatory capital ratios for Pacific Crest and the Bank as of the dates indicated:

Actual	Leverage Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio
December 31, 2001
Pacific Crest Capital, Inc.	9.49%	11.11%	13.36%
Pacific Crest Bank	9.61%	11.22%	12.47%
December 31, 2000
Pacific Crest Capital, Inc.	7.16%	10.63%	13.11%
Pacific Crest Bank	7.36%	10.82%	12.07%
Requirements
Minimum Well Capitalized	5.00%	6.00%	10.00%
Minimum Capital Adequacy	4.00%	4.00%	8.00%

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

        The Company's primary market risk is interest rate risk. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time to maximize income. Management realizes certain risks are inherent and that the goal is to identify and minimize the risks. The Company's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee. Tools used by management include an interest rate shock analysis and to a lesser extent, the standard GAP report, which measures the estimated difference between the amount of interest-sensitive assets and interest-sensitive liabilities anticipated to mature or reprice during future periods, based on certain assumptions. The Company has no market risk sensitive instruments held for trading purposes and is not currently engaged in transactions involving derivative financial instruments. Management believes that the Company's market risk is reasonable at this time.

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

        The GAP analysis tables presented below were based on certain assumptions. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of the repricing timing or maturity date of the asset or liability. The Company has assumed, for purposes of these GAP analysis tables, that its checking accounts and savings accounts reprice immediately. The Company has also assumed for purposes of the 2000 GAP analysis table, that its U.S. government sponsored agency callable bonds matured/repriced at the initial call date, due to the 100 basis point lowering of the federal funds rate by the Federal Reserve in January of 2001, and thus the likelihood that these securities would be called.

        Certain shortcomings are inherent in the method of using GAP analysis to evaluate interest rate risk as presented in the following tables. For example, GAP analysis assumes that when interest rates change, all rates change by the same amount and at the same time. Although certain assets and liabilities may be available for repricing at the same time, assets and liabilities often react independently to market interest rate changes, resulting in variable degrees of change dependent on the type of asset or liability. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, some adjustable rate loans have features, which restrict changes in interest rates on a short-term basis and over the life of the asset. Loan prepayments and early withdrawal of certificates of deposit could also cause the interest sensitivities to vary from those reflected in the table. Due to these factors, the GAP analysis may not provide a complete or accurate assessment of the Company's exposure to changes in interest rates.

        The following table is a summary of the Company's one-year GAP as of the dates indicated (in thousands):

	December 31, 2001	December 31, 2000	Increase (Decrease)
Total interest-sensitive assets maturing or repricing within one year ("one-year assets")	$329,491	$442,686	$(113,195)
Total interest-sensitive liabilities maturing or repricing within one year ("one-year liaiblities")	408,971	466,415	(57,444)

One-year GAP	$(79,480)	$(23,729)	$(55,751)

        The one-year GAP decreased by $55.8 million during the year ended December 31, 2001, principally due to a decrease in one-year assets of $113.2 million, partially offset by a decrease in one-year liabilities of $57.4 million.

        The decrease in one-year assets was primarily due to the calls and sale of $227.1 million (market value) of the Company's entire portfolio of fixed rate callable bonds, which were reported in the one-year category at December 31, 2000. The proceeds from these calls and sale were partially reinvested into long-term, fixed rate mortgage-backed securities.

        Partially offsetting the decease in one-year callable bonds was an increase of $100.9 million, to $309.9 million, in loans in the one-year category. This was due to the Company's originations of primarily adjustable rate loans during the year ended December 31, 2001, as well as the movement of loans into the one-year category from categories with longer terms. Additionally, short-term securities purchased under resale agreements increased by $13.2 million, to $16.2 million, principally due to the investment of proceeds from the $40.0 million, fixed rate, long-term borrowings with the FHLB during the fourth quarter of 2001.

        The decrease in one-year liabilities was primarily due to decreases of $23.5 million, $28.0 million, and $34.2 million in securities sold under repurchase agreements, State of California borrowings, and certificates of deposit in the one-year category, respectively. The reductions in these categories were primarily funded with proceeds from the calls and sale of callable bonds.    Partially offsetting these decreases was the movement of $40.0 million of fixed rate term borrowings into the one-year category from categories with longer terms, as the remaining maturity of these borrowings shortened to within one year.

        For information on the estimated fair values of the Company's interest-sensitive assets and liabilities as of December 31, 2001 and 2000, see Note 26, "Estimated Fair Value of Financial Instruments".

        In order to manage interest rate risk, the Company endeavors to underwrite most of its loans on an adjustable rate or short-term fixed rate basis. The Company's adjustable rate loans reprice on either a quarterly, semi-annual or annual basis. A portion of these adjustable rate loans were initially fixed rate for a period of one to five years, but thereafter will reprice on either a quarterly, semi-annual, or annual basis. The table below presents the Company's adjustable rate loans by index as well as fixed rate loans as of the dates indicated (dollars in thousands):

	December 31, 2001		December 31, 2000
	Amount	Percent of Total	Amount	Percent of Total
Adjustable Rate:
Prime rate	$209,998	45.46%	$221,133	55.25%
6-month LIBOR	161,996	35.07%	86,629	21.64%
1-year and 10-year U.S. Treasury Bill rates	9,869	2.14%	10,130	2.53%
11th District Cost of Funds index	7,238	1.57%	13,126	3.28%

Total adjustable rate	389,101	84.22%	331,018	82.70%
Fixed Rate	72,878	15.78%	69,245	17.30%

Total gross loans	$461,979	100.00%	$400,263	100.00%

        The GAP tables below provide information about the Company's balance sheet non-derivative financial instruments at December 31, 2001 and 2000 that are sensitive to changes in interest rates. For all outstanding financial instruments, the tables presents the outstanding principal balance and the weighted average interest yield/rate of the instruments by either the date the instrument can be repriced for variable rate financial instruments, or the maturity date, for fixed rate financial instruments (dollars in thousands):

	Maturity or Repricing Date
December 31, 2001	Within 6 Months	Over 6 to 12 Months	Over 12 to 18 Months	Over 18 to 24 Months	Over 24 Months	Total
Interest-Sensitive Assets:
Securities purchased under resale agreements	$16,174	$—	$—	$—	$—	$16,174
average yield (variable rate)	1.65%	—	—	—	—	1.65%
U.S. government sponsored agency mortgage-backed securities	—	—	—	—	55,537	55,537
average yield (fixed rate)	—	—	—	—	5.31%	5.31%
Corporate debt securities	3,415	—	—	—		3,415
average yield (variable rate)	4.21%	—	—	—	—	4.21%
Loans, gross(1)	214,114	95,788	21,717	15,195	115,165	461,979
average yield	8.62%	8.25%	8.97%	8.80%	8.36%	8.50%

Total interest-sensitive assets	$233,703	$95,788	$21,717	$15,195	$170,702	$537,105

Interest-Sensitive Liabilities:
Checking accounts	$14,912	$—	$—	$—	$—	$14,912
average rates (variable rate)	2.69%	—	—	—	—	2.69%
Savings accounts	136,145	—	—	—	—	136,145
average rates (variable rate)	2.65%	—	—	—	—	2.65%
Certificates of deposit(2)	124,109	93,805	5,550	7,585	19,417	250,466
average rates (fixed rate)	5.12%	4.39%	5.34%	4.54%	6.12%	4.91%
FHLB advances	—	—	—	20,000	20,000	40,000
average rates (fixed rate)	—	—	—	3.01%	3.30%	3.16%
Term borrowings	10,000	30,000	—	—	—	40,000
average rates (fixed rate)	6.65%	6.62%	—	—	—	6.63%
Trust preferred securities	—	—	—	—	17,250	17,250
average rates (fixed rate)	—	—	—	—	9.38%	9.38%

Total interest-sensitive liabilities	$285,166	$123,805	$5,550	$27,585	$56,667	$498,773

GAP	$(51,463)	$(28,017)	$16,167	$(12,390)	$114,035	$38,332
Cumulative GAP	(51,463)	(79,480)	(63,313)	(75,703)	38,332

(1)
The majority of the adjustable rate loans included in the "Within 6 Months" and "Over 6 to 12 Months" categories were at their contractual interest rate floors as of December 31, 2001 and thus would not reprice downward.

(2)
The interest rates indicated in this table for certificates of deposit as of December 31, 2001, are significantly above the current rates offered as of March 6, 2002. See Item 7. "Management's

  Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—2001 Compared With 2000—Interest Expense".

	Maturity or Repricing Date
December 31, 2000	Within 6 Months	Over 6 to 12 Months	Over 12 to 18 Months	Over 18 to 24 Months	Over 24 Months	Total
Interest-Sensitive Assets:
Securities purchased under resale agreements	$3,017	$—	$—	$—	$—	$3,017
average yield (variable rate)	6.10%	—	—	—	—	6.10%
U.S. government sponsored agency callable bonds	207,552	19,554	—	—	—	227,106
average yield (fixed rate)	6.43%	6.37%	—	—	—	6.42%
U.S. government sponsored agency mortgage-backed securities	—	—	—	—	3,799	3,799
average yield (fixed rate)	—	—	—	—	7.13%	7.13%
Corporate debt securities	3,543	—	—	—		3,543
average yield (variable rate)	8.88%	—	—	—	—	8.88%
Loans, gross	144,733	64,287	37,804	23,022	130,417	400,263
average yield	10.68%	10.26%	8.33%	8.61%	8.57%	9.58%

Total interest-sensitive assets	$358,845	$83,841	$37,804	$23,022	$134,216	$637,728

Interest-Sensitive Liabilities:
Checking accounts	$14,414	$—	$—	$—	$—	$14,414
average rates (variable rate)	4.21%	—	—	—	—	4.21%
Savings accounts	148,347	—	—	—	—	148,347
average rates (variable rate)	5.47%	—	—	—	—	5.47%
Certificates of deposit	127,784	124,370	40,783	19,539	23,600	336,076
average rates (fixed rate)	6.35%	6.47%	6.99%	6.62%	6.20%	6.47%
Securities sold under repurchase agreements	23,500	—	—	—	—	23,500
average rates (variable rate)	6.61%	—	—	—	—	6.61%
State of California borrowings	28,000	—	—	—	—	28,000
average rates (fixed rate)	6.30%	—	—	—	—	6.30%
Term borrowings	—	—	10,000	30,000	—	40,000
average rates (fixed rate)	—	—	6.65%	6.62%	—	6.63%
Trust preferred securities	—	—	—	—	17,250	17,250
average rates (fixed rate)	—	—	—	—	9.38%	9.38%

Total interest-sensitive liabilities	$342,045	$124,370	$50,783	$49,539	$40,850	$607,587

GAP	$16,800	$(40,529)	$(12,979)	$(26,517)	$93,366	$30,141
Cumulative GAP	16,800	(23,729)	(36,708)	(63,225)	30,141

ITEM 8.    Financial Statements and Supplementary Data

PACIFIC CREST CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31,
	2001	2000
Assets
Cash	$2,508	$2,319
Securities purchased under resale agreements	16,174	3,017

Cash and cash equivalents	18,682	5,336

Investment securities available for sale, at market	58,952	234,448
Loans:
Commercial real estate loans	430,420	382,596
SBA loans held for investment	11,369	5,949
SBA loans held for sale, at lower of cost or market	12,797	10,904
Other loans	7,393	814

Gross loans	461,979	400,263
Deferred loan (fees) costs	(4)	22
Allowance for loan losses	(7,946)	(7,240)

Net loans	454,029	393,045

Deferred income taxes, net	5,203	6,235
Accrued interest receivable	2,532	6,582
Prepaid expenses and other assets	4,087	1,702
Premises and equipment	1,273	1,312

Total assets	$544,758	$648,660

Liabilities
Deposits:
Checking accounts	$14,912	$14,414
Savings accounts	136,145	148,347
Certificates of deposit	250,466	336,076

Total deposits	401,523	498,837

Borrowings:
Securities sold under repurchase agreements	—	23,500
State of California borrowings	—	28,000
FHLB advances	40,000	—
Term borrowings	40,000	40,000
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures ("Trust preferred securities")	17,250	17,250

Total borrowings	97,250	108,750

Accrued interest payable and other liabilities	8,010	7,143

Total liabilities	506,783	614,730

Shareholders' Equity
Common stock, $.01 par value (10,000,000 shares authorized, 2,986,530 shares issued at December 31, 2001 and 2000)	30	30
Additional paid-in capital	27,780	27,790
Retained earnings	19,140	14,542
Accumulated other comprehensive income (loss)	(198)	(1,532)
Common stock in treasury, at cost (566,381 shares at December 31, 2001 and 471,110 shares at December 31, 2000)	(8,777)	(6,900)

Total shareholders' equity	37,975	33,930

Total liabilities and shareholders' equity	$544,758	$648,660

Tangible book value per common share	$15.69	$13.49

See accompanying Notes to Consolidated Financial Statements.

PACIFIC CREST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

	Years Ended December 31,
	2001	2000	1999
Interest income:
Loans	$38,091	$37,182	$32,857
Investment securities available for sale	8,106	16,405	16,091
Securities purchased under resale agreements	456	132	413

Total interest income	46,653	53,719	49,361

Interest expense:
Deposits:
Checking accounts	403	658	967
Savings accounts	4,853	8,355	11,519
Certificates of deposit	16,994	19,284	11,613

Total interest on deposits	22,250	28,297	24,099

Borrowings:
Securities sold under repurchase agreements	216	2,022	871
State of California borrowings	609	1,805	148
FHLB advances	166	—	—
Term borrowings	2,686	1,999	3,455
Trust preferred securities	1,617	1,617	1,617

Total interest on borrowings	5,294	7,443	6,091

Total interest expense	27,544	35,740	30,190

Net interest income	19,109	17,979	19,171
Provision for loan losses	660	604	1,677

Net interest income after provision for loan losses	18,449	17,375	17,494

Non-interest income:
Loan prepayment and late fee income	345	346	662
Gain on sale of SBA 7(a) loans	395	112	250
Gain on sale of SBA 504 loans and broker fee income	503	—	—
Gain (loss) on sale of investment securities	95	(2)	661
Gain on sale of commercial real estate loans	—	561	—
Gain on sale of other real estate owned	—	115	25
Other income	1,193	581	861

Total non-interest income	2,531	1,713	2,459

Non-interest expense:
Salaries and employee benefits	7,152	6,407	6,652
Net occupancy expenses	1,665	1,422	1,687
Communication and data processing	1,057	880	933
Legal, audit, and other professional fees	986	563	526
Advertising and promotion	218	223	598
Credit and collection expenses	—	(134)	43
Other real estate owned expenses	—	(10)	28
Valuation adjustments to other real estate owned	—	—	43
Other expenses	783	695	973

Total non-interest expense	11,861	10,046	11,483

Income before income taxes	9,119	9,042	8,470
Income tax provision	3,734	3,772	3,415

Net income	$5,385	$5,270	$5,055

Earnings per common share:
Basic	$2.18	$2.09	$1.90
Diluted	$2.03	$2.01	$1.82

See accompanying Notes to Consolidated Financial Statements.

PACIFIC CREST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(dollars in thousands, except per share data)

	Common Stock	Common Stock in Treasury	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 1998	$30	$(4,705)	$28,057	$5,559	$1,199	$30,140

Comprehensive income (loss):
Net income	—	—	—	5,055	—	5,055
Other comprehensive loss:
Unrealized loss on investment securities available for sale, net of income taxes	—	—	—	—	(7,554)	(7,554)

Total comprehensive loss						(2,499)
Issuances of common stock:
Employee stock purchase plan	—	66	(12)	—	—	54
Non-employee directors' stock purchase plan	—	51	—	—	—	51
Employee stock option plan	—	264	(160)	—	—	104
Purchase of common stock in treasury	—	(1,665)	—	—	—	(1,665)
Cash dividends paid ($0.24 per share)	—	—	—	(636)	—	(636)

Balance at December 31, 1999	$30	$(5,989)	$27,885	$9,978	$(6,355)	$25,549

Comprehensive income:
Net income	—	—	—	5,270	—	5,270
Other comprehensive income:
Unrealized gain on investment securities available for sale, net of income taxes	—	—	—	—	4,823	4,823

Total comprehensive income						10,093
Issuances of common stock in treasury:
Employee stock purchase plan	—	55	(14)	—	—	41
Non-employee directors' stock purchase plan	—	61	(11)	—	—	50
Employee stock option plan	—	122	(70)	—	—	52
Purchase of common stock in treasury	—	(1,149)	—	—	—	(1,149)
Cash dividends paid ($0.28 per share)	—	—	—	(706)	—	(706)

Balance at December 31, 2000	$30	$(6,900)	$27,790	$14,542	$(1,532)	$33,930

Comprehensive income:
Net income	—	—	—	5,385	—	5,385
Other comprehensive income:
Unrealized gain on investment securities available for sale, net of income taxes	—	—	—	—	1,334	1,334

Total comprehensive income						6,719
Issuances of common stock in treasury:
Employee stock purchase plan	—	62	(7)	—	—	55
Non-employee directors' stock purchase plan	—	42	7	—	—	49
Employee stock option plan	—	32	(10)	—	—	22
Purchase of common stock in treasury	—	(2,013)	—	—	—	(2,013)
Cash dividends paid ($0.32 per share)	—	—	—	(787)	—	(787)

Balance at December 31, 2001	$30	$(8,777)	$27,780	$19,140	$(198)	$37,975

See accompanying Notes to Consolidated Financial Statements.

PACIFIC CREST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years Ended December 31,
	2001	2000	1999
Operating activities:
Net income	$5,385	$5,270	$5,055
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	660	604	1,677
Gain on sale of SBA 7(a) loans	(395)	(112)	(250)
Gain on sale of SBA 504 loans	(244)	—	—
(Gain) loss on sale of investment securities	(95)	2	(661)
Gain on sale of commercial real estate loans	—	(561)	—
Gain on sale of other real estate owned	—	(115)	(25)
Valuation adjustments to other real estate owned	—	—	43
Depreciation and amortization of premises and equipment	386	326	329
Accretion of deferred loan fees	(98)	(209)	(336)
Amortization of premium (discount) on investment securities	491	(22)	(50)
Deferred income tax expense (benefit)	66	(1,127)	(219)
Changes in operating assets and liabilities:
Accrued interest receivable	4,050	22	1,637
Prepaid expenses and other assets	(2,251)	452	7
Accrued interest payable and other liabilities	867	1,566	731

Net cash provided by operating activities	8,822	6,096	7,938

Investing activities:
Proceeds from sales and calls of investment securities available for sale	271,610	14,453	166,006
Purchases of investment securities available for sale	(107,955)	—	(98,019)
Principal payments on investment securities available for sale	13,745	193	142
Loan originations	(129,246)	(80,262)	(131,653)
Loan purchases	(2,879)	—	(9,017)
Proceeds from sales of SBA 7(a) loans	7,871	2,764	4,998
Proceeds from sales of SBA 504 loans	4,836	—	—
Proceeds from sales of commercial real estate loans	—	1,428	—
Principal payments on loans	58,377	42,846	58,766
Proceeds from sales of other real estate owned	—	75	563
Purchases of premises and equipment, net	(347)	(781)	(305)

Net cash provided by (used in) investing activities	116,012	(19,284)	(8,519)

Financing activities:
Net increase (decrease) in checking accounts	498	(4,369)	(5,066)
Net decrease in savings accounts	(12,202)	(48,021)	(79,643)
Net (decrease) increase in certificates of deposit	(85,610)	66,843	86,254
Net decrease in securities sold under repurchase agreements	(23,500)	(7,000)	(279)
Net (decrease) increase in State of California borrowings	(28,000)	8,000	20,000
Net increase in FHLB advances	40,000	—	—
Net decrease in term borrowings	—	—	(39,450)
Purchases of common stock in treasury, at cost	(2,013)	(1,149)	(1,665)
Cash dividends paid	(787)	(706)	(636)
Proceeds from exercise of stock options	22	52	104
Proceeds from employees and directors stock purchase plans	104	91	105

Net cash (used in) provided by financing activities	(111,488)	13,741	(20,276)

Net increase (decrease) in cash and cash equivalents	13,346	553	(20,857)
Cash and cash equivalents at beginning of period	5,336	4,783	25,640

Cash and cash equivalents at end of period	$18,682	$5,336	$4,783

See accompanying Notes to Consolidated Financial Statements.

PACIFIC CREST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

Note 1. Organization

        Pacific Crest Capital, Inc. ("Pacific Crest" or the "Parent") is a bank holding company principally engaged in commercial real estate lending and SBA lending through its wholly owned subsidiary, Pacific Crest Bank (the "Bank"). During the fourth quarter of 1999, Pacific Crest became a bank holding company regulated by the Federal Reserve as part of the conversion of the Bank's charter to that of a California state chartered commercial bank. Unless the context otherwise indicates, the "Company" refers to Pacific Crest together with its wholly owned subsidiaries, Pacific Crest Bank and PCC Capital I.

        Pacific Crest Bank is a California state chartered commercial bank that is supervised and regulated by the California Commissioner of Financial Institutions, the California Department of Financial Institutions (the "DFI"), and the FDIC. The Bank's deposits are insured by the FDIC up to applicable limits. In September of 1999, the Bank filed an application with the DFI to convert from a California state chartered industrial bank to a California state chartered commercial bank. In December of 1999, the Bank received all of the necessary regulatory approvals, and, on December 15, 1999 completed its conversion from a California state chartered industrial bank to a California state chartered commercial bank. The Bank converted to a California state chartered commercial bank primarily in order to better serve its business customers, diversify its business lending, and offer full-service checking accounts and online banking. The Bank introduced full-service, consumer demand deposit checking accounts to all of its retail customers in the fourth quarter of 2000 and intends to offer full-service on-line banking in 2002. During the second quarter of 2001, the Bank became a member of the FHLB.

        Pacific Crest Bank is a business bank that concentrates on marketing to and serving the needs of investors, entrepreneurs, and small businesses located predominantly in California. The Bank conducts its deposit operations through three branch offices located in Beverly Hills, Encino, and San Diego, California. The Bank currently offers consumer demand deposit checking accounts, money market checking accounts, savings accounts, and certificates of deposit. The Bank has focused its lending activities on loans secured by commercial real estate and small business loans under various federal SBA loan programs. The Bank conducts its lending operations in Southern California through its lending and marketing representatives and through its correspondent loan brokers located in areas outside of Southern California. To a lesser extent, and on a very selective basis, the Bank makes commercial real estate loans in other western states generally based on the quality of the borrowers.

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

Note 2. Summary of Significant Accounting Policies

  Principles of Consolidation

        The Consolidated Financial Statements include the accounts of Pacific Crest and its wholly owned subsidiaries, the Bank and PCC Capital. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to the prior years' Consolidated Financial Statements in order to conform to the current year presentation.

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

  Business Segments

        The Company is organized and operated as a single reporting segment principally engaged in commercial real estate lending and SBA lending. The Company's lending activities concentrate on marketing to and serving the needs of investors, entrepreneurs, and small businesses located predominantly in California. The Company conducts its deposit operations through three branch offices, located in Southern California. The Consolidated Financial Statements, as they appear in this document, represent the grouping of revenue and expense items as they are presented to executive management of the Company, for use in strategically directing the operations of the Company.

  Cash and Cash Equivalents

        For purposes of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, "Cash and cash equivalents" include cash and securities purchased under resale agreements, which have original maturities of three months or less and are carried at cost.

  Securities Purchased Under Resale Agreements

        The Company invests excess cash overnight and up to three months in securities purchased under resale agreements ("repurchase agreements"). Collateral securing the repurchase agreements is limited to U.S. Treasury bonds, notes and bills, and securities issued by either U.S. government agencies or U.S. government sponsored agencies. Collateral securing the repurchase agreements is held for safekeeping under third-party custodial agreements and is required to be segregated from, and separately accounted for as compared to, all other securities held by the custodian for its other customers or for its own account.

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

  Recent Accounting Pronouncements

        In September of 2000, Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140"), was issued and replaced SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 125"). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS 125 without reconsideration. SFAS 140 was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement was effective for recognition and reclassification of collateral and for disclosures related to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS 140 did not have a material impact on the Company's results of operations or financial position.

        In July of 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations ("SFAS 141"), and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations, although certain combinations initiated prior to July 1, 2001 are exempt from the provisions of SFAS 141. In addition, SFAS 141 further clarifies the criteria for recognition of intangible assets separately from goodwill. This statement is effective for business combinations completed after June 30, 2001. SFAS 142 requires that upon adoption, amortization of goodwill will cease and the carrying value of goodwill shall be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment. SFAS 142 is effective for fiscal years beginning after December 15, 2001. As of December 31, 2001, the Company had no goodwill recorded on its Consolidated Balance Sheet. Therefore, the adoption of the provisions of SFAS 141 and SFAS 142 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

        In June of 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets("SFAS 144"). SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 was effective January 1, 2002. The Company does not expect the adoption of SFAS No. 144 to have a material impact on its consolidated financial position or results of operations.

Note 3. Computation of Tangible Book Value per Common Share

        Tangible book value per common share was calculated by dividing total shareholders' equity by the number of common shares issued less common shares held in treasury. The table below presents the computation of tangible book value per common share as of the dates indicated (in thousands, except per share data):

	December 31,
	2001	2000
Total shareholders' equity	$37,975	$33,930

Common shares issued	2,986,530	2,986,530
Less: common shares held in treasury	(566,381)	(471,110)

Common shares outstanding	2,420,149	2,515,420

Tangible book value per common share	$15.69	$13.49

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

        The table below presents the basic and diluted earnings per share computations for the periods indicated (in thousands, except per share data):

	Years Ended December 31,
	2001	2000	1999
Net income	$5,385	$5,270	$5,055

Basic weighted average common shares outstanding	2,470	2,525	2,662
Dilutive effect of stock options	180	97	116

Diluted weighted average common shares outstanding	2,650	2,622	2,778

Earnings per common share:
Basic	$2.18	$2.09	$1.90
Diluted	$2.03	$2.01	$1.82

Note 5. Supplemental Disclosure of Cash Flow Information

        Supplemental disclosure of cash flow information is as follows for the periods indicated (in thousands):

	Years Ended December 31,
	2001	2000	1999
Cash paid during the year for:
Interest	$28,162	$35,390	$30,275
Income taxes	$2,935	$5,400	$3,775
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	$—	$210	$—
Loans made to facilitate the sale of OREO	$—	$250	$225

Note 6. Securities Purchased Under Resale Agreements

        The table below presents securities purchased under resale agreements as of the dates or for the periods indicated (dollars in thousands):

	At or For the Years Ended December 31,
	2001	2000	1999
Balance at year-end	$16,174	$3,017	$3,501
Average balance during the year	13,525	2,058	8,303
Maximum month-end balance during the year	33,706	4,025	22,836
Weighted average interest rate during the year	3.37%	6.41%	4.97%
Weighted average interest rate at end of year	1.65%	6.10%	4.45%

Note 7. Investment Securities Available for Sale

        The Company's investment securities portfolio at December 31, 2001 consisted of fixed rate U.S. government sponsored agency mortgage-backed securities issued by Fannie Mae and Ginnie Mae, as well as adjustable rate investments in investment grade corporate debt securities. The index of the corporate debt securities is based upon the three month London Interbank Offered Rate ("LIBOR"), which reprices on a quarterly basis.

        During 2001, the entire portfolio of the Company's callable bonds was liquidated, primarily through issuer calls of $219.2 million, as well as Company sales of $10.0 million. The Company used part of the proceeds from these calls and sales to purchase U.S. government sponsored agency mortgage-backed securities, which enabled to Bank to meet the FHLB membership test for housing-related assets in its successful application for FHLB membership.

        U.S. government sponsored agency securities with market values totaling $47.3 million and $109.9 million were pledged to secure borrowings aggregating $40.0 million and $91.5 million at December 31, 2001 and 2000, respectively. As of December 31, 2001, the Company's entire investment securities portfolio was scheduled to mature after ten years.

        The following tables present the amortized cost and estimated fair values of the Company's investment securities available for sale as of the dates indicated (dollars in thousands):

	December 31, 2001
		Gross Unrealized
	Amortized Cost			Estimated Fair Value	Weighted Average Yield
		Gains	Losses
Investment securities available for sale:
U.S. government sponsored agency mortgage-backed securities	$55,169	$368	$—	$55,537	5.31%
Corporate debt securities	4,124	—	(709)	3,415	4.21%

Total investment securities	$59,293	$368	$(709)	$58,952	5.24%

	December 31, 2000
		Gross Unrealized
	Amortized Cost			Estimated Fair Value	Weighted Average Yield
		Gains	Losses
Investment securities available for sale:
U.S. government sponsored agency securities:
Callable bonds	$229,180	$—	$(2,074)	$227,106	6.42%
Mortgage-backed securities	3,800	25	(26)	3,799	7.13%
Corporate debt securities	4,109	—	(566)	3,543	8.88%

Total investment securities	$237,089	$25	$(2,666)	$234,448	6.48%

        The following table presents gross realized gains and losses on sales of investment securities and proceeds from sales and calls of investment securities for the periods indicated (in thousands):

	Years Ended December 31,
	2001	2000	1999
Gross realized gains	$108	$—	$848
Gross realized losses	(13)	(2)	(187)

Net gain (loss)	$95	$(2)	$661

Applicable income tax (provision) benefit	$(39)	$1	$(267)

Proceeds from sales and calls	$271,610	$14,453	$166,006

Note 8. Loans

        The Company is engaged primarily in commercial real estate lending in the state of California. Loans are principally secured by commercial real estate and are generally contractually due over periods of up to ten years. As of December 31, 2001, the Bank had pledged $312.4 million of its commercial real estate loans to secure its credit facility with the FHLB.

        The activity in the allowance for loan losses for the periods indicated are presented in the table below (in thousands):

	Years Ended December 31,
	2001	2000	1999
Allowance for loan losses at beginning of period	$7,240	$6,450	$5,024
Provision for loan losses	660	604	1,677
Net loan (charge-offs) recoveries:
Charge-offs	(111)	(123)	(287)
Recoveries	157	309	36

Net loan (charge-offs) recoveries	46	186	(251)

Allowance for loan losses at end of period	$7,946	$7,240	$6,450

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

        The table below summarizes loan impairment data as of the dates or for the periods indicated (in thousands):

	At or For the Years Ended December 31,
	2001	2000	1999
Investment in impaired loans	$—	$—	$210
Valuation reserve—impaired loans	—	—	(29)
Average recorded investment in impaired loans	—	279	70

  Income on Non-accrual Loans

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

        There were no non-accrual loans at December 31, 2001 and 2000. At December 31, 1999, the Company had non-accrual loans totaling $210,000. Foregone interest on these non-accrual loans that was due but not recorded in income was $24,000 for the year ended December 31, 1999. Actual interest that was recognized on these non-accrual loans was $24,000 for the year ended December 31, 1999.

  SBA Loan Programs

        During 1997, the Company initiated an SBA 7(a) loan program. Loans made under this program generally are made to small businesses to provide working capital or to provide funding for the purchase of businesses, real estate, or machinery and equipment. SBA 7(a) loans are all adjustable rate based upon the Wall Street Journal prime lending rate. The SBA generally guarantees 75% - 85% of the loan balance. Under the SBA 7(a) program, the Company can sell in the secondary market the guaranteed portion of selected SBA loans that it originates and can retain the unguaranteed portion of the loans, as well as the servicing on the loans, for which it is paid a fee. The loan servicing spread is generally a minimum of 1.00% on all loans.

        During the fourth quarter of 2000, the Company initiated an SBA 504 loan program. Loans made by the Company under this program generally are made to small businesses to provide funding for the purchase of real estate. Under this program, the Company generally provides up to 90% financing of the total purchase cost, represented by two loans to the borrower. The first lien loan is generally a long-term, fixed rate loan and made in the amount of 50% of the total purchase cost. The Company's intent is to sell the first lien loans to other banks. The second lien loan is a short-term, adjustable rate loan, based upon the Wall Street Journal prime lending rate, and made in the amount of 40% of the total purchase cost. The Company's second lien loan serves as an interim bridge loan to the borrower until the Certified Development Corporation ("CDC") obtains bond funding, pays off the Company's second lien loan, and provides long-term, fixed rate financing directly to the borrower. The CDC pays off the Company's second lien loan generally within three months after the loan proceeds have been fully disbursed by the Company to the borrower. The CDC is a non-profit corporation established to contribute to the economic development of its community by working together with the SBA and private sector lenders such as the Bank, to provide financing to small businesses.

        The table below presents information related to SBA loan sales for the periods indicated (in thousands):

	Years Ended December 31,
	2001	2000	1999
Gains on SBA loan sales:
SBA guaranteed 7(a) loans	$395	$112	$250
SBA 504 first lien loans	244	—	—

Total gains on SBA loan sales	$639	$112	$250

SBA loan sales:
SBA guaranteed 7(a) loans	$7,299	$2,601	$4,748
SBA 504 first lien loans	4,592	—	—

Total SBA loan sales	$11,891	$2,601	$4,748

        As of December 31, 2001, the Company had $12.8 million of SBA loans in its loan portfolio that were designated as held for sale, which consisted of $11.3 million of the guaranteed portion of 7(a) loans and $1.5 million of 504 loans. As of December 31, 2000, the Company had $10.9 million of SBA loans held for sale, which consisted of $8.8 million of the guaranteed portion of 7(a) loans and $2.1 million of 504 loans.

        The guaranteed portion of SBA loans that the Company had sold and was servicing for others at December 31, 2001 and 2000 was $13.2 million and $8.5 million, respectively. These balances were not included in the Consolidated Balance Sheets.

Note 9. Other Real Estate Owned (OREO)

        The Company accounts for other real estate owned ("OREO") in the Consolidated Balance Sheets at the lower of cost or fair value less estimated selling costs and any associated valuation allowance. The Company had no OREO and no OREO valuation allowance as of December 31, 2001, 2000, and 1999. There was no activity in the OREO valuation allowance for 2001 and 2000. During 1999, the Company's OREO valuation allowance started the year with a balance of $235,000, then increased by $43,000 for valuation adjustments (reflected in the Consolidated Statements of Income), and finally decreased by $278,000 for net charge-offs, resulting in a zero balance as of December 31, 1999.

Note 10. Premises and Equipment

        Premises and equipment of the Company is presented in the table below as of the dates indicated (in thousands):

	December 31,
	2001	2000
Office furniture, fixtures and equipment	$2,706	$2,386
Leasehold improvements	912	885

Premises and equipment, gross	3,618	3,271
Less: accumulated depreciation and amortization	(2,345)	(1,959)

Premises and equipment, net	$1,273	$1,312

        Depreciation expense for the years ended December 31, 2001, 2000 and 1999 amounted to $386,000, $326,000, and $329,000, respectively.

Note 11. Deposits

        Checking accounts and savings accounts have no contractual maturity. Certificates of deposit have maturities ranging from 30 days to five years. The approximate remaining maturities of certificates of deposit in amounts less than $100,000 and $100,000 or more as of December 31, 2001 were as follows (in thousands):

	Certificates of Deposit
	Less Than $100,000	$100,000 Or More	Total
Three months or less	$35,003	$15,152	$50,155
Over three months through twelve months	115,325	52,368	167,693
Over one year through three years	20,748	10,030	30,778
Over three years through five years	1,240	600	1,840

Total	$172,316	$78,150	$250,466

Note 12. Securities Sold Under Repurchase Agreements

        Securities sold under repurchase agreements are summarized as follows as of the dates or for the periods indicated (dollars in thousands):

	At or For the Years Ended December 31,
	2001	2000	1999
Balance at year-end	$—	$23,500	$30,500
Average balance during the year	4,015	31,153	15,741
Maximum month-end balance during the year	10,000	51,100	32,500
Weighted average interest rate during the year	5.38%	6.49%	5.53%
Weighted average interest rate at end of year	—	6.61%	6.02%

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

Note 13. State of California Borrowings

        The Bank has a fixed rate borrowing facility with the State of California Treasurer's Office under which the Bank can borrow an amount not to exceed its unconsolidated total shareholder's equity. Borrowing maturity dates under this program cannot exceed one year. The State of California requires collateral with a market value of at least 110% of the outstanding borrowing amount. The Bank pledges specific amounts of its U.S. government sponsored agency securities to meet the collateral requirement under this borrowing facility. As of December 31, 2001, the Bank's total unconsolidated shareholder's equity was $51.0 million and the Bank had no outstanding borrowings from the State of California.

        The table below describes the attributes of the Bank's fixed rate borrowings from the State of California as of the date indicated (dollars in thousands):

	December 31, 2000
Borrowing Date
	Amount	Rate	Maturity Date
October 2000	$10,000	6.24%	January 2001
August 2000	5,000	6.43%	February 2001
October 2000	8,000	6.33%	April 2001
December 2000	5,000	6.24%	June 2001

Total State of California borrowings	$28,000	6.30%

Note 14. FHLB Advances

        As of December 31, 2001, the Bank had fixed rate FHLB advances secured by commercial real estate loans. The table below describes the attributes of these FHLB advances as of the date indicated (dollars in thousands):

	December 31, 2001
Borrowing Date
	Amount	Rate	Maturity Date
November 2001	$20,000	3.01%	November 2003
November 2001	20,000	3.30%	May 2004

Total FHLB advances	$40,000	3.16%

Note 15. Term Borrowings

        The Company had fixed rate borrowings through one broker at December 31, 2001 and 2000. This debt is secured by pledging specific amounts of certain U.S. government sponsored agency securities. The table below describe the attributes of the Company's term borrowings as of the dates indicated (dollars in thousands):

	December 31, 2001 and 2000
Borrowing Date
	Amount	Rate	Maturity Date
October 2000	$10,000	6.65%	April 2002
September 2000	20,000	6.62%	September 2002
October 2000	10,000	6.61%	October 2002

Total term borrowings	$40,000	6.63%

Note 16. Company Obligated Mandatorily Redeemable Preferred Security of Subsidiary of Trust Holding Solely Junior Subordinated Debentures

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

Note 17. Income Taxes

        The income tax provision for the periods indicated is presented in the table below (in thousands):

	Years Ended December 31,
	2001	2000	1999
Current:
Federal	$2,588	$3,679	$3,250
State	1,080	1,220	384

Current income tax expense	3,668	4,899	3,634

Deferred:
Federal	128	(890)	(756)
State	(62)	(237)	537

Deferred income tax expense (benefit)	66	(1,127)	(219)

Total:
Federal	2,716	2,789	2,494
State	1,018	983	921

Income tax provision	$3,734	$3,772	$3,415

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of the dates indicated are presented in the table below (in thousands):

	December 31,
	2001	2000
Deferred tax assets:
Unrealized loss on investment securities available for sale	$143	$1,109
Allowance for loan losses	2,956	2,838
Federal net loss carryback	804	804
Deferred gain on interest rate cap sale	356	612
Reserves and accruals	803	551
State income taxes	186	575

Total deferred tax assets	5,248	6,489
Valuation allowance	(45)	(254)

Total deferred tax assets, net of valuation allowance	$5,203	$6,235

        The table below presents a reconciliation between the federal statutory income tax rate and the effective income tax rate implicit in the Consolidated Statements of Income for the periods indicated:

	Years Ended December 31,
	2001	2000	1999
Federal statutory income tax rate	35.00%	35.00%	35.00%
State franchise tax rate, net of federal tax effect	7.26%	7.07%	7.07%
Other, net	(1.31%)	(0.35%)	(1.75%)

Effective income tax rate	40.95%	41.72%	40.32%

Note 18. Common Stock

        The following table presents the activity in the number of shares of common stock and common stock in treasury for the periods indicated:

	Common Stock	Common Stock in Treasury	Total (1)
Number of shares at December 31, 1998	2,986,530	(295,500)	2,691,030

Issuances of common stock in treasury:
Employee stock purchase plan	—	4,132	4,132
Non-employee directors' stock purchase plan	—	3,392	3,392
Employe stock option plan	—	16,670	16,670
Purchases of common stock in treasury	—	(113,500)	(113,500)

Number of shares at December 31, 1999	2,986,530	(384,806)	2,601,724

Issuances of common stock in treasury:
Employee stock purchase plan	—	3,520	3,520
Non-employee directors' stock purchase plan	—	4,096	4,096
Employe stock option plan	—	8,080	8,080
Purchases of common stock in treasury	—	(102,000)	(102,000)

Number of shares at December 31, 2000	2,986,530	(471,110)	2,515,420

Issuances of common stock in treasury:
Employee stock purchase plan	—	4,237	4,237
Non-employee directors' stock purchase plan	—	2,824	2,824
Employe stock option plan	—	2,168	2,168
Purchases of common stock in treasury	—	(104,500)	(104,500)

Number of shares at December 31, 2001	2,986,530	(566,381)	2,420,149

(1)
Represents total common shares issued and outstanding

Note 19. Stock Option Plan and Stock Purchase Plans

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

        The maximum number of shares of common stock to which awards may be granted under the Plan at December 31, 2001 was 504,220, of which 492,931 stock options have been issued through December 31, 2001. Of the stock options that have been issued through December 31, 2001, 35,906 have been exercised. The number of common shares added under the Plan on January 1, 2002 was 48,403, increasing the cumulative number of shares that may be awarded under the Plan to 552,623 after January 1, 2002.

        The table below summarizes the activity of the Plan for the periods indicated:

	Number of Option Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at December 31, 1998	340,568	$3.50-$20.25	$9.57

Options granted	56,050	13.75-15.00	14.86
Options cancelled	(25,755)	7.50-18.00	14.72
Options exercised	(16,670)	3.50-12.00	6.31

Outstanding at December 31, 1999	354,193	$3.50-$20.25	$10.20

Options granted	73,150	10.39-12.75	11.38
Options cancelled	(13,186)	7.56-18.00	14.12
Options exercised	(8,080)	3.50-12.00	6.51

Outstanding at December 31, 2000	406,077	$3.50-$20.25	$10.36

Options granted	55,800	14.56-19.85	17.00
Options cancelled	(2,684)	11.38-18.00	14.12
Options exercised	(2,168)	7.56-12.00	10.29

Outstanding at December 31, 2001	457,025	$3.50-$20.25	$9.25

        The following table presents information on outstanding and exercisable stock options at December 31, 2001:

		Stock Options Outstanding		Stock Options Exercisable
	Weighted Average Remaining Contractual Life
Range of Exercise Prices		Number Outstanding	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.50 - $4.00	3.1 years	5,300	$3.50	5,300	$3.50
4.01 - 6.00	2.3 years	105,567	5.89	105,567	5.89
6.01 - 8.00	3.6 years	75,435	7.36	75,435	7.36
10.00 - 12.00	6.6 years	114,842	11.57	55,192	11.98
12.01 - 14.00	8.2 years	11,500	12.50	1,750	12.82
14.01 - 16.00	7.2 years	41,950	14.95	13,205	14.97
16.01 - 18.00	7.6 years	97,431	17.49	31,924	18.00
18.01 - 20.25	8.3 years	5,000	19.20	1,500	18.75

	5.4 years	457,025	$11.15	289,873	$9.25

        The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), in accounting for the Plan, whereby compensation cost is measured as the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. Stock options issued under the Plan have no intrinsic value at the grant date, and accordingly, under APB 25, no compensation cost is recognized for them. Had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plan, consistent with the method prescribed by SFAS No. 123, Accounting for Stock-based Compensation, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated in the following table for the periods presented (dollars and shares in thousands, except per share data):

	Years Ended December 31,
	2001	2000	1999
Net income:
As reported	$5,385	$5,270	$5,055
Pro forma	$5,218	$5,101	$4,876
Basic earnings per common share:
As reported	$2.18	$2.09	$1.90
Pro forma	$2.11	$2.02	$1.83
Diluted earnings per common share:
As reported	$2.03	$2.01	$1.82
Pro forma	$1.97	$1.95	$1.76
Weighted average common shares outstanding:
Basic	2,470	2,525	2,662
Diluted	2,650	2,622	2,778

Assumptions:
Dividend yield	1.71%	2.27%	1.67%
Expected volatility	25%	30%	30%
Risk free interest rate	5.00%	6.00%	6.00%
Expected life	7.5 years	7.5 years	7.5 years

        The estimated weighted average fair value of stock options granted during 2001, 2000, and 1999 was $5.44, $4.00, and $5.68 per share, respectively.

  Employee Stock Purchase Plan

        The Company maintains an Employee Stock Purchase Plan ("ESPP") which allows employees to purchase shares of the Company's common stock at the lower of fair value at the beginning of the plan year, or 90% of fair value at the end of the plan year. Employees' purchases may not exceed the lesser of $25,000 or 15% of their annual base compensation. Shares of common stock purchased under the ESPP are not issuable until the end of the year. The maximum number of shares of common stock that may be issued under the ESPP is 75,000 shares. During 2001, the Company issued 4,237 treasury shares under the ESPP, for a value of approximately $55,000. There were 41,674 shares available for issuance under the ESPP as of December 31, 2001.

  Non-Employee Directors' Stock Purchase Plan

        The Company maintains a Non-Employee Directors' Stock Purchase Plan (the "Directors' Plan"). The Directors' Plan allows the directors to purchase the stock of the Company from proceeds of their directors' fees. The directors purchased 2,824, 4,096 and 3,392 shares of common stock for a value of $49,800, $49,870 and $49,900 during the years ended December 31, 2001, 2000, and 1999, respectively, under this plan.

Note 20. Dividends

        As a Delaware corporation, Pacific Crest may pay common dividends out of surplus or, if there is no surplus, from net profits for the current and preceding fiscal year. Pacific Crest, on an unconsolidated basis, had approximately $3.1 million in cash and investments less current liabilities and short-term debt at December 31, 2001. However, these funds are necessary to pay future operating expenses of Pacific Crest, service all outstanding debt, including the $17.25 million junior subordinated debentures payable to PCC Capital, and fund possible future capital infusions into the Bank. Without dividends from the Bank, Pacific Crest must rely solely on existing cash, investments and the ability to secure borrowings.

        On January 23, 2002, the Company announced that the Board of Directors had declared a cash dividend of $0.08 per common share for the first quarter of 2002. The dividend was paid on March 15, 2002 to shareholders of record as of March 1, 2002. During 2001, the Company declared and paid aggregate cash dividends of $0.32 per common share for a total of $787,000. During 2000, the Company declared and paid aggregate cash dividends of $0.28 per common share for a total of $706,000.

        The Bank's ability to pay dividends to Pacific Crest is restricted by California State law, which requires that sufficient retained earnings are available to pay the dividend. At December 31, 2001, the Bank had retained earnings of $21.4 million available for future dividend payments. During 2001, the Bank declared and paid aggregate cash dividends of $3.0 million to Pacific Crest. During 2000, the Bank declared and paid aggregate cash dividends of $2.2 million to Pacific Crest.

Note 21. Accumulated Other Comprehensive Income (Loss)

        The following table presents accumulated other comprehensive income (loss) and the components of other comprehensive income (loss) for the periods indicated (in thousands):

	Years Ended December 31,
	2001	2000	1999
Accumulated other comprehensive income (loss) at beginning of year	$(1,532)	$(6,355)	$1,199
Other comprehensive income (loss), net of income taxes:
Unrealized holding gains (losses) on investment securities available for sale:
Unrealized holding gains (losses) arising during the period	2,306	8,313	(12,524)
Reclassification of realized net (gains) losses included in net income	(6)	2	(559)

Total other comprehensive income (loss), before income taxes	2,300	8,315	(13,083)
Income tax (expense) benefit on unrealized holding gains (losses)	(968)	(3,491)	5,294
Income tax expense (benefit) on realized net (gains) losses included in net income	2	(1)	235

Total other comprehensive income (loss), net of income taxes	1,334	4,823	(7,554)

Accumulated other comprehensive loss at end of year	$(198)	$(1,532)	$(6,355)

Note 22. Regulatory Capital Requirements

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

        Quantitative measures established by regulation to ensure capital adequacy require both Pacific Crest and the Bank to maintain minimum amounts and ratios as set forth in the table below of total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average quarterly assets. Management believes that both Pacific Crest and the Bank met all capital adequacy requirements to which they were subject as of December 31, 2001 and 2000.

        As of December 31, 2001 and 2000, both Pacific Crest and the Bank maintained capital ratios that categorized them as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a company must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions known to management that would have changed either institution's category.

        The following tables present the amounts of regulatory capital and capital ratios for Pacific Crest and the Bank compared to their minimum well capitalized and capital adequacy requirements as of the dates indicated (dollars in thousands):

	Actual		Minimum Well Capitalized Requirements		Minimum Capital Adequacy Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2001
Leverage ratio—
(Tier 1 capital to average total assets)
Pacific Crest Capital, Inc.	$50,887	9.49%	$26,808	5.00%	$21,446	4.00%
Pacific Crest Bank	$51,165	9.61%	$26,618	5.00%	$21,295	4.00%
Tier 1 risk-based capital ratio—
(Tier 1 capital to risk-weighted assets)
Pacific Crest Capital, Inc.	$50,887	11.11%	$27,477	6.00%	$18,318	4.00%
Pacific Crest Bank	$51,165	11.22%	$27,370	6.00%	$18,247	4.00%
Total risk-based capital ratio—
(Total capital to risk-weighted assets)
Pacific Crest Capital, Inc.	$61,165	13.36%	$45,796	10.00%	$36,637	8.00%
Pacific Crest Bank	$56,895	12.47%	$45,617	10.00%	$36,494	8.00%
Average total assets—
Pacific Crest Capital, Inc.	$536,150
Pacific Crest Bank	$532,367
Risk-weighted assets—
Pacific Crest Capital, Inc.	$457,958
Pacific Crest Bank	$456,171

December 31, 2000
Leverage ratio—
(Tier 1 capital to average total assets)
Pacific Crest Capital, Inc.	$47,263	7.16%	$32,995	5.00%	$26,396	4.00%
Pacific Crest Bank	$47,704	7.36%	$32,424	5.00%	$25,940	4.00%
Tier 1 risk-based capital ratio—
(Tier 1 capital to risk-weighted assets)
Pacific Crest Capital, Inc.	$47,263	10.63%	$26,671	6.00%	$17,781	4.00%
Pacific Crest Bank	$47,704	10.82%	$26,461	6.00%	$17,640	4.00%
Total risk-based capital ratio—
(Total capital to risk-weighted assets)
Pacific Crest Capital, Inc.	$58,270	13.11%	$44,452	10.00%	$35,562	8.00%
Pacific Crest Bank	$53,238	12.07%	$44,101	10.00%	$35,281	8.00%
Average total assets—
Pacific Crest Capital, Inc.	$659,899
Pacific Crest Bank	$648,488
Risk-weighted assets—
Pacific Crest Capital, Inc.	$444,524
Pacific Crest Bank	$441,009

Note 23. Retirement Savings and Supplemental Executive Retirement Plans

        Company employees participate in the Company's 401(k) Plan (the "Retirement Plan"). The Retirement Plan covers substantially all employees. Employees may contribute up to 15% of their salary up to a maximum of $10,500 for 2001, $10,500 for 2000, and $10,000 for 1999. The Company matches employee contribution amounts equal to 100% of the first 6% of compensation contributed by each participant. Amounts charged to expense under the Retirement Plan for these matching contributions were $255,000, $233,000, and $243,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

        At December 31, 2001, four executive officers of the Company participated in the Company's Supplemental Executive Retirement Plan (the "Executive Retirement Plan"). The Executive Retirement Plan provides for annual retirement benefits that would be payable to the executives on their normal retirement date. The Executive Retirement Plan provides for the offset for social security benefits and matching 401(k) contributions made under the Retirement Plan. Offsets for social security and 401(k) matching contributions may be substantial.

        The following table presents activity in the Executive Retirement Plan for the periods indicated (in thousands):

	Years Ended December 31,
	2001	2000	1999
Change in Benefit Obligation
Benefit obligation at beginning of the period	$1,071	$949	$880
Service cost	55	50	47
Interest cost	87	78	65
Actuarial (gain) loss	(90)	(6)	(43)

Benefit obligation at end of the period	1,123	1,071	949

Change in Plan Assets
Fair value of plan assets at beginning and end of period	—	—	—

Funded Status	(1,123)	(1,071)	(949)
Unrecognized prior service cost	159	175	191
Unrecognized net actuarial (gain) loss	(116)	(26)	(20)

Accrued pension cost	$(1,080)	$(922)	$(778)

        The following table presents the components of net periodic pension cost for the periods indicated (in thousands):

	Years Ended December 31,
	2001	2000	1999
Service cost	$55	$50	$47
Interest cost	87	78	65
Amortization of prior service cost	16	16	16

Net periodic pension cost	$158	$144	$128

        Accrued pension cost was reported in the Consolidated Balance Sheets under the caption "Accrued interest payable and other liabilities". Net periodic pension cost was reported in the Consolidated Statements of Income under the caption "Salaries and employee benefits".

Note 24. Interest Rate Cap

        On February 8, 2000, the Company sold its interest rate cap agreement for $2.5 million and recognized a deferred gain of $1.8 million, which is reported in the Consolidated Balance Sheets under the caption, "Accrued interest payable and other liabilities". The interest rate cap agreement had originally been purchased on June 8, 1998, at a price of $925,000. The deferred gain is being amortized as a credit to "Interest expense—deposits" over the remaining life of the original interest rate cap agreement, which had a maturity date of June 8, 2003. During the years ended December 31, 2001 and 2000, the amount of deferred gain amortization totaled $554,000 and $495,000, respectively, which resulted in a reduction in interest expense on deposits. Conversely, during the year ended December 31, 1999, the amortization of the purchase price of the interest rate cap totaled $185,000, which resulted in an increase in interest expense on deposits. As of December 31, 2001, the remaining unamortized balance of the deferred gain resulting from the sale of the interest rate cap totaled $794,000.

Note 25. Commitments and Contingencies

  Lease Commitments

        The Company leases its office facilities. Future minimum rental payments required under operating leases that have initial and remaining non-cancelable terms in excess of one year are approximately as indicated in the table below as of December 31, 2001 (in thousands):

Year ended December 31,
2002	$742
2003	753
2004	611
2005	575
2006	409
Thereafter	743

Total	$3,833

        Certain leases contain rental escalation clauses based on increases in the Consumer Price Index and renewal options, which may be exercised by the Company. Rent expense for the years ended December 31, 2001, 2000 and 1999 totaled $836,000, $743,000, and $829,000, respectively.

  Unfunded Commitments

        The Bank makes unfunded commitments with its commercial real estate term lending activities for building improvements to property. At December 31, 2001 and 2000, the Bank had unfunded commitments to fund loans secured by commercial real estate of $1.7 million and $1.8 million, respectively. The Bank's unfunded commercial real estate loan commitments may involve to varying degrees, elements of credit and interest rate risk that are not recognized in the Consolidated Balance Sheets. The Company's exposure to credit loss is represented by the contractual amount of these commitments. These risks are generally mitigated by the real estate collateral securing the commercial real estate loan commitments and the SBA guarantee on SBA loan commitments.

  IRS Income Tax Refund Claim

        During the fourth quarter of 2001, the Company received a favorable ruling from the Internal Revenue Service ("IRS") regarding an income tax refund claim of approximately $800,000. In connection with this ruling, the Company recorded $300,000 of interest income on the refund claim in "Other income".

  Litigation

        There are claims currently pending against the Company that management considers to be merely incidental to normal operations. In addition, management, after review, including consultation with counsel, believes that the ultimate liability, if any, that could arise from such claims would not materially affect the Company's financial position or results of operations.

Note 26. Estimated Fair Value of Financial Instruments

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

        The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

        Securities purchased under resale agreements—The carrying amounts of securities purchased under resale agreements approximate their fair values due to the short maturity of these investments.

        Investment securities available for sale—Fair value is based on the quoted market price of these securities by broker dealers making a market for these securities on a national exchange.

        Loans—The Company established the fair market value of the loan portfolio by segregating the loan portfolio into categories by utilizing selected factors (i.e., payment history, collateral values, risk classification, cash flows) and then forecasting an estimated fair market value sale price for each of the established loan categories. The estimated market value of the loan portfolio includes categories of loans the Company believes would sell at a premium between 0% and 3.0%, and categories of loans that would sell at a discount between 0% and 25%. A significant number of the Company's variable rate loans contain "floors" or minimum interest rates. The Company's variable rate loans generally reprice on a quarterly basis. Many of these same loans also contain covenants requiring penalties for early repayment. The Company believes that loans with these characteristics, as well as being well collateralized, with no history of delinquencies, would sell at a premium. On the other hand, loans on a non-accrual basis, or loans that have been classified due to an identified weakness, even though fully secured, could normally only be sold for a discount depending on the anticipated level of ultimate recovery upon liquidation of the collateral. Fair value then, is based upon the estimated sales prices less cost of sales of these loans.

        Deposits—Fair value of the Company's fixed maturity deposits are estimated using rates currently offered for deposits of similar remaining maturities. The fair value of deposits with no stated maturity such as checking accounts and savings accounts are disclosed as the amount payable on demand.

        Securities sold under repurchase agreements—The carrying amounts of securities sold under repurchase agreements approximate their fair values due to the short maturity of these borrowings.

        State of California borrowings, FHLB advances, and term borrowings—The fair values of the Company's debt are estimated using discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

        Trust preferred securities—Fair value is based on the quoted market price of these securities by broker dealers making a market for these securities on a national exchange.

        Accrued interest receivable and payable—The carrying amounts of accrued interest receivable and payable approximate their fair value.

        The carrying amounts and estimated fair values for certain of the Company's financial instruments as of the dates indicated are summarized in the following table (in thousands):

	December 31, 2001		December 31, 2000
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Securities purchased under resale agreements	$16,174	$16,174	$3,017	$3,017
Investment securities available for sale:
U.S. agency callable bonds	—	—	227,106	227,106
U.S. agency mortgage-backed securities	55,537	55,537	3,799	3,799
Corporate debt securities	3,415	3,415	3,543	3,543

Total investment securities	58,952	58,952	234,448	234,448

Loans, net	454,029	471,181	393,045	404,836
Accrued interest receivable	2,532	2,532	6,582	6,582
Liabilities
Deposits:
Checking accounts	14,912	14,912	14,414	14,414
Savings accounts	136,145	136,145	148,347	148,347
Certificates of deposit	250,466	252,971	336,076	339,437

Total deposits	401,523	404,028	498,837	502,198

Borrowings:
Securities sold under repurchase agreements	—	—	23,500	23,500
State of California borrowings	—	—	28,000	28,026
FHLB advances	40,000	39,515	—	—
Term borrowings	40,000	41,096	40,000	40,014
Trust preferred securities	17,250	17,250	17,250	15,525

Total borrowings	97,250	97,861	108,750	107,065

Accrued interest payable	995	995	1,613	1,613

Note 27. Parent Company Financial Information

        The following table represents the condensed balance sheets of Pacific Crest Capital, Inc. (Parent company only) as of the dates indicated (in thousands):

	December 31,
Condensed Balance Sheets
	2001	2000
Assets
Cash and cash equivalents	$3,226	$227
Investment securities available for sale, at market	—	9,960
Other assets	1,122	1,511
Investment in Pacific Crest Bank	50,977	46,215
Investment in PCC Capital I	534	534

Total assets	$55,859	$58,447

Liabilities
Securities sold under repurchase agreements	$—	$6,500
Subordinated debentures due to PCC Capital I	17,784	17,784
Other liabilities	100	233

Total liabilities	17,884	24,517

Shareholders' Equity
Common stock, at par	30	30
Additional paid-in capital	27,780	27,790
Retained earnings	19,140	14,542
Accumulated other comprehensive income (loss)	(198)	(1,532)
Common stock in treasury, at cost	(8,777)	(6,900)

Total shareholders' equity	37,975	33,930

Total liabilities and shareholders' equity	$55,859	$58,447

        The following table presents the condensed statements of income of Pacific Crest Capital, Inc. (Parent company only) for the periods indicated (in thousands):

	Years Ended December 31,
Condensed Statements of Income
	2001	2000	1999
Net interest expense	$(1,554)	$(1,540)	$(1,294)
Equity income—Pacific Crest Bank	6,451	6,338	5,871
Dividend income—PCC Capital I	50	50	50
Loss on sale of investment securities	—	—	(132)
Other income	2	2	4
Non-interest expense	(409)	(340)	(359)

Income before income taxes	4,540	4,510	4,140
Income tax benefit	845	760	915

Net income	$5,385	$5,270	$5,055

        The following table presents the condensed statements of cash flows of Pacific Crest Capital, Inc. (Parent company only) for the periods indicated (in thousands):

	Years Ended December 31,
Condensed Statements of Cash Flows
	2001	2000	1999
Operating activities:
Net income	$5,385	$5,270	$5,055
Adjustments to reconcile net income to net cash used in operating activities:
Loss on sale of investment securities	—	—	132
Equity income—Pacific Crest Bank	(6,451)	(6,338)	(5,871)
Net change to other assets and other liabilities	239	(377)	462

Net cash used in operating activities	(827)	(1,445)	(222)

Investing activities:
Purchase of investment securities	—	—	(9,995)
Proceeds from sales of investment securities	10,000	—	29,875
Dividends received from Pacific Crest Bank	3,000	2,200	1,240

Net cash provided by investing activities	13,000	2,200	21,120

Financing activities:
Increase (decrease) in securities sold under repurchase agreements	(6,500)	1,000	5,500
Increase (decrease) in term borrowings	—	—	(24,450)
Proceeds from issuance of common stock	126	143	209
Purchase of common stock in treasury, at cost	(2,013)	(1,149)	(1,665)
Cash dividends paid	(787)	(706)	(636)

Net cash used in financing activities	(9,174)	(712)	(21,042)

Net increase (decrease) in cash and cash equivalents	2,999	43	(144)
Cash and cash equivalents at beginning of period	227	184	328

Cash and cash equivalents at end of period	$3,226	$227	$184

Note 28. Selected Quarterly Financial Data (Unaudited)

        The following table presents selected quarterly financial data for the periods indicated (in thousands, except per share data):

	Year Ended December 31, 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$12,728	$11,746	$11,323	$10,856
Interest expense	8,323	7,225	6,552	5,444

Net interest income	4,405	4,521	4,771	5,412
Provision for loan losses	40	40	150	430

Net interest income after provision for loan losses	4,365	4,481	4,621	4,982
Non-interest income	539	559	536	897

Non-interest expense:
Salaries and employee benefits	1,601	1,654	1,718	2,179
Other operating expenses	993	1,062	1,130	1,524

Total operating expenses	2,594	2,716	2,848	3,703
OREO and collection expense	—	—	—	—

Total non-interest expense	2,594	2,716	2,848	3,703

Income before income taxes	2,310	2,324	2,309	2,176
Income tax provision	964	971	989	810

Net income	$1,346	$1,353	$1,320	$1,366

Earnings per common share:
Basic	$0.54	$0.55	$0.54	$0.56
Diluted	$0.51	$0.51	$0.50	$0.52

	Year Ended December 31, 2000
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$12,857	$13,197	$13,760	$13,905
Interest expense	8,132	8,745	9,290	9,573

Net interest income	4,725	4,452	4,470	4,332
Provision for loan losses	250	125	125	104

Net interest income after provision for loan losses	4,475	4,327	4,345	4,228
Non-interest income	373	174	358	808

Non-interest expense:
Salaries and employee benefits	1,498	1,414	1,611	1,884
Other operating expenses	1,004	934	941	904

Total operating expenses	2,502	2,348	2,552	2,788
OREO and collection expense	4	(6)	(142)	—

Total non-interest expense	2,506	2,342	2,410	2,788

Income before income taxes	2,342	2,159	2,293	2,248
Income tax provision	976	901	956	939

Net income	$1,366	$1,258	$1,337	$1,309

Earnings per common share:
Basic	$0.53	$0.50	$0.53	$0.52
Diluted	$0.52	$0.48	$0.51	$0.50

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Pacific Crest Capital, Inc.

        We have audited the accompanying consolidated balance sheets of Pacific Crest Capital, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pacific Crest Capital, Inc. and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Los Angeles, California
January 31, 2002

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

ITEM 10.    Directors and Executive Officers of the Registrant

        Incorporated herein by reference is the information from the section entitled "Election of Directors" from the Company's definitive Proxy Statement, to be filed with the SEC within 120 days after December 31, 2001. Reference is also made in connection with the list of Executive Officers which is provided under Item 4(a), "Executive Officers of the Registrant."

ITEM 11.    Executive Compensation

        Incorporated herein by reference is the information from the sections entitled "Board of Directors Compensation," "Executive Compensation" and "Certain Relationships and Related Transactions—Compensation Committee Interlocks and Insider Participation" from the Company's definitive Proxy Statement, to be filed with the SEC within 120 days after December 31, 2001.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management

        Incorporated herein by reference is the information from the section entitled "Beneficial Ownership of Principal Shareholders and Management" from the Company's definitive Proxy Statement, to be filed with the SEC within 120 days after December 31, 2001.

ITEM 13.    Certain Relationships and Related Transactions

        Incorporated herein by reference is the information from the section entitled "Certain Relationships and Related Transactions" from the Company's definitive Proxy Statement, to be filed with the SEC within 120 days after December 31, 2001.

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

  (b)
  Reports on Form 8-K

      None.

  (c)
  List of Exhibits

Number	Description
3(i).1	Amended and restated Certificate of Incorporation(1)
3(ii).1	Amended and restated Bylaws of Pacific Crest Capital, Inc.(1)

4.1	Subordinated Indenture dated as of September 22, 1997, by and between Pacific Crest Capital and Wilmington Trust Company, as indenture trustee(10)
4.2	Officers' Certificate and Company Order dated September 22, 1997(10)
4.3	Certificate of Trust of PCC Trust I dated August 18, 1997(10)
4.4	Trust Agreement of PCC Trust I dated as of August 18, 1997(10)
4.5	Certificate of Amendment to Certificate of Trust of PCC Trust I dated August 20, 1997(10)
4.6	Amended and Restated Trust Agreement of PCC Capital I, dated as of September 22, 1997(10)
4.7	Form of Trust Preferred Certificate of PCC Capital I (included as an exhibit to exhibit 4.6)(10)
4.8	Form of Common Securities Certificate of PCC Capital I (included as an exhibit to exhibit 4.6)(10)
4.9	Guarantee Agreement dated as of September 22, 1997(10)
4.10	Agreement as to Expenses and Liabilities(10)
10.1	Form of Indemnification Agreement(3)*
10.2	Pacific Crest Capital, Inc. 1993 Equity Incentive Plan, as amended(5)*
10.3	Pacific Crest Capital, Inc. Retirement Plan and Trust(3)*
10.4	1994 Employee Stock Purchase Plan, as amended(6)*
10.5	Form of Split Dollar Agreement(3)*
10.6	Pacific Crest Capital, Inc. Supplemental Executive Retirement Plan(3)*
10.7	Form of Distribution Agreement(1)
10.8	Form of Tax Sharing Agreement between Pacific Crest Capital, Inc. and The Foothill Group, Inc.(3)
10.9	Office lease between 9320 Wilshire Associates and Pacific Crest Bank, dated May 16, 2001 (Beverly Hills Branch)(12)
10.10	Office lease between Gulf Construction Company and Pacific Crest Bank, dated December 4, 1998 (San Diego Branch)(12)
10.11	Office lease between Robert Sarno, Trustee and Frances Sarno, Trustee and Pacific Crest Bank, dated December 31, 1997 (Encino Branch)(12)
10.12	Office lease between The Klussman Family Trust and Pacific Crest Bank, dated December 16, 1998 (Agoura Hills Corporate Office)(12)
10.13	Office lease between American Brewing Company, Ltd. and Pacific Crest Bank, dated October 17, 2000 (San Diego SBA Loan Production Office)(12)
10.14.1	Employment Agreement between the Company and Gary Wehrle(12)*
10.14.2	Employment Agreement between the Company and Barry Otelsberg(4)*
10.14.3	Employment Agreement between the Company and Lyle Lodwick(4)*
10.14.4	Employment Agreement between the Company and Robert J. Dennen(4)*

10.14.5	Employment Agreement between the Company and Gonzalo Fernandez(7)*
10.14.6	Employment Agreement between the Company and M. Carolyn Reinhart(11)*
10.15	1996 Non-Employee Directors' Stock Plan(8)*
21.1	Subsidiaries of the Registrant(2)
23.1	Consent of Independent Auditors(2)
25.1	Form T-1 Statement of Eligibility of Wilmington Trust Company to act as Trustee under the Subordinated Indenture(9)
25.2	Form T-1 Statement of Eligibility of Wilmington Trust Company to act as Trustee under the Amended and Restated Trust Agreement(9)
25.3	Form T-1 Statement of Eligibility of Wilmington Trust Company to act as Trustee under the Trust Preferred Securities Guarantee Agreements(9)

*
   Management contracts and compensatory plan or arrangements.

Notes

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

(3)
Incorporated herein by reference from Registrant's Amendment No. 1 to Form S-1 Registration Statement No. 33-68718, filed October 28, 1993.

(4)
Incorporated herein by reference from Registrant's Annual Report on Form 10-K dated December 31, 1993, filed March 31, 1994.

(5)
Incorporated herein by reference from Registrant's Proxy Statement, filed April 14, 1999.

(6)
Incorporated herein by reference from Registrant's Form S-8 Registration Statement No. 333-74736 filed December 7, 2001.

(7)
Incorporated herein by reference from Registrant's Annual Report on Form 10-K dated December 31, 1994 filed March 30, 1995

(8)
Incorporated herein by reference from Registrant's Form S-8 Registration Statement No. 333-23849, filed March 23, 1997.

(9)
Incorporated herein by reference from Registrant's Form S-2 Registration Statement No. 333-34257, filed August 22, 1997.

(10)
Incorporated herein by reference from Registrant's Annual Report on Form 10-K dated December 31, 1997, filed March 27, 1998.

(11)
Incorporated herein by reference from Registrant's Annual Report on Form 10-K dated December 31, 1998, filed March 23, 1999.

(12)
Incorporated herein by reference from Registrant's Quarterly Report on Form 10-Q dated June 30, 2001, filed August 14, 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC CREST CAPITAL, INC.
By:	/s/ GARY WEHRLE Gary Wehrle Chairman of the Board, President and Chief Executive Officer

Date: March 28, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ GARY WEHRLE Gary Wehrle	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 28, 2002
/s/ ROBERT J. DENNEN Robert J. Dennen	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 28, 2002
/s/ RUDOLPH I. ESTRADA Rudolph I. Estrada	Director	March 28, 2002
/s/ MARTIN J. FRANK Martin J. Frank	Director	March 28, 2002
/s/ RICHARD S. ORFALEA Richard S. Orfalea	Director	March 28, 2002
/s/ STEVEN J. ORLANDO Steven J. Orlando	Director	March 28, 2002

QuickLinks

PART I
GENERAL
LOANS
ASSET QUALITY REVIEW
ALLOWANCE FOR LOAN LOSSES
INVESTMENTS
DEPOSITS
BORROWINGS
ASSET/LIABILITY MANAGEMENT
EMPLOYEES
REGULATION
FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS OR STOCK VALUE
PART II
FIVE YEAR BALANCE SHEETS
FIVE YEAR INCOME STATEMENTS
FIVE YEAR SELECTED RATIOS AND FINANCIAL DATA
GENERAL
RESULTS OF OPERATIONS
FINANCIAL CONDITION
NON-PERFORMING ASSETS
LIQUIDITY
DIVIDENDS
CAPITAL RESOURCES
PACIFIC CREST CAPITAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (dollars in thousands, except per share data)
PACIFIC CREST CAPITAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)
PACIFIC CREST CAPITAL, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2001
PART III
PART IV
SIGNATURES