Form 10-Q
period 2002-03-31
PACIFIC CREST CAPITAL INC
filed 2002-05-14
CIK 912048

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of April 30, 2002, the number of shares outstanding of the registrant's $.01 par value Common Stock was 2,430,332.

9.375% Cumulative Trust Preferred Securities of PCC Capital I

Guarantee of Pacific Crest Capital, Inc. with respect to the
9.375% Cumulative Trust Preferred Securities of PCC Capital I

PACIFIC CREST CAPITAL, INC.

MARCH 31, 2002 FORM 10-Q

TABLE OF CONTENTS

PACIFIC CREST CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	March 31, 2002	December 31, 2001
	(Unaudited)	(Audited)
Assets
Cash	$6,920	$2,508
Securities purchased under resale agreements	4,162	16,174

Cash and cash equivalents	11,082	18,682

Investment securities available for sale, at market	77,510	58,952
Loans:
Commercial real estate loans	422,326	430,420
SBA loans held for investment	10,041	11,369
SBA loans held for sale, at lower of cost or market	14,148	12,797
Other loans	7,830	7,393

Gross loans	454,345	461,979
Deferred loan costs (fees)	7	(4)
Allowance for loan losses	(8,376)	(7,946)

Net loans	445,976	454,029

Deferred income taxes, net	5,291	5,203
Accrued interest receivable	2,689	2,532
Prepaid expenses and other assets	4,196	4,087
Premises and equipment	1,260	1,273

Total assets	$548,004	$544,758

Liabilities
Deposits:
Checking accounts	$18,836	$14,912
Savings accounts	133,509	136,145
Certificates of deposit	252,092	250,466

Total deposits	404,437	401,523

Borrowings:
FHLB advances	40,000	40,000
Term borrowings	40,000	40,000
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures ("Trust preferred securities")	17,250	17,250

Total borrowings	97,250	97,250

Accrued interest payable and other liabilities	7,223	8,010

Total liabilities	508,910	506,783

Shareholders' Equity
Common stock, $.01 par value (10,000,000 shares authorized, 2,986,530 shares issued at March 31, 2002 and December 31, 2001)	30	30
Additional paid-in capital	27,712	27,780
Retained earnings	20,469	19,140
Accumulated other comprehensive income (loss)	(351)	(198)
Common stock in treasury, at cost (561,297 shares at March 31, 2002 and 566,381 shares at December 31, 2001)	(8,766)	(8,777)

Total shareholders' equity	39,094	37,975

Total liabilities and shareholders' equity	$548,004	$544,758

Tangible book value per common share	$16.12	$15.69

See accompanying Notes to Consolidated Financial Statements.

PACIFIC CREST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2002	2001
Interest income:
Loans	$9,503	$9,428
Securities purchased under resale agreements	103	132
Investment securities available for sale	758	3,168

Total interest income	10,364	12,728

Interest expense:
Deposits:
Checking accounts	63	113
Savings accounts	701	1,569
Certificates of deposit	2,990	5,139

Total interest on deposits	3,754	6,821

Borrowings:
Securities sold under repurchase agreements	—	154
State of California borrowings	—	282
FHLB advances	311	—
Term borrowings	663	662
Trust preferred securities	404	404

Total interest on borrowings	1,378	1,502

Total interest expense	5,132	8,323

Net interest income	5,232	4,405
Provision for loan losses	100	40

Net interest income after provision for loan losses	5,132	4,365

Non-interest income:
Loan prepayment and late fee income	206	132
Gain on sale of SBA 7(a) loans	—	161
Gain on sale of SBA 504 loans and broker fee income	132	98
Loss on sale of investment securities	—	(12)
Other income	286	160

Total non-interest income	624	539

Non-interest expense:
Salaries and employee benefits	2,181	1,601
Net occupancy expenses	405	391
Communication and data processing	246	253
Legal, audit, and other professional fees	(1)	113
Travel and entertainment	107	87
Other expenses	138	149

Total non-interest expense	3,076	2,594

Income before income taxes	2,680	2,310
Income tax provision	1,157	964

Net income	$1,523	$1,346

Earnings per common share:
Basic	$0.63	$0.54
Diluted	$0.58	$0.51

See accompanying Notes to Consolidated Financial Statements.

PACIFIC CREST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(dollars and shares in thousands)

			Common Stock in Treasury
	Common Stock						Accumulated Other Comprehensive Income (Loss)
					Additional Paid-in Capital	Retained Earnings		Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2000	2,986	$30	(471)	$(6,900)	$27,790	$14,542	$(1,532)	$33,930
Comprehensive income:
Net income	—	—	—	—	—	1,346	—	1,346
Unrealized loss on investment securities available for sale, net of income taxes	—	—	—	—	—	—	1,280	1,280

Total comprehensive income								2,626
Issuances of common stock in treasury:
Employee stock purchase plan	—	—	4	62	(7)	—	—	55
Non-employee directors' stock purchase plan	—	—	1	12	1	—	—	13
Employee stock option plan	—	—	2	25	(7)	—	—	18
Purchase of common stock in treasury	—	—	(39)	(724)	—	—	—	(724)
Cash dividends paid ($0.08 per share)	—	—	—	—	—	(199)	—	(199)

Balances at March 31, 2001	2,986	$30	(503)	$(7,525)	$27,777	$15,689	$(252)	$35,719

Balances at December 31, 2001	2,986	$30	(566)	$(8,777)	$27,780	$19,140	$(198)	$37,975
Comprehensive income:
Net income	—	—	—	—	—	1,523	—	1,523
Unrealized loss on investment securities available for sale, net of income taxes	—	—	—	—	—	—	(153)	(153)

Total comprehensive income								1,370
Issuances of common stock in treasury:
Employee stock purchase plan	—	—	3	55	(4)	—	—	51
Non-employee directors' stock purchase plan	—	—	1	9	4	—	—	13
Employee stock option plan	—	—	11	170	(68)	—	—	102
Purchase of common stock in treasury	—	—	(10)	(223)	—	—	—	(223)
Cash dividends paid ($0.08 per share)	—	—	—	—	—	(194)	—	(194)

Balances at March 31, 2002	2,986	$30	(561)	$(8,766)	$27,712	$20,469	$(351)	$39,094

See accompanying Notes to Consolidated Financial Statements.

PACIFIC CREST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2002	2001
Operating activities:
Net income	$1,523	$1,346
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	100	40
Gain on sale of SBA 7(a) loans held for sale	—	(161)
Gain on sale of SBA 504 loans held for sale	—	(70)
Proceeds from sales of SBA 7(a) loans held for sale	—	2,793
Proceeds from sales of SBA 504 loans held for sale	—	1,253
Loss on sale of investment securities	—	12
Depreciation and amortization of premises and equipment	99	100
Amortization (accretion) of deferred loan costs (fees)	3	(23)
Amortization of premium on investment securities	227	9
Deferred income tax expense (benefit)	23	(22)
Changes in operating assets and liabilities:
Accrued interest receivable	(157)	2,659
Prepaid expenses and other assets	(109)	92
Accrued interest payable and other liabilities	(787)	(699)

Net cash provided by operating activities	922	7,329

Investing activities:
Proceeds from calls and sales of callable bonds	—	145,188
Purchases of mortgage-backed securities	(25,462)	(60,499)
Principal payments on mortgage-backed securities	6,413	294
Loan originations	(22,554)	(6,934)
Loan purchases	(2,025)	—
Principal payments on loans	32,529	12,844
Purchases of premises and equipment, net	(86)	(83)

Net cash (used in) provided by investing activities	(11,185)	90,810

Financing activities:
Net increase (decrease) in checking accounts	3,924	(1,157)
Net decrease in savings accounts	(2,636)	(6,202)
Net increase (decrease) in certificates of deposit	1,626	(20,888)
Net decrease in securities sold under repurchase agreements	—	(23,500)
Net decrease in State of California borrowings	—	(15,000)
Purchase of common stock in treasury, at cost	(223)	(724)
Cash dividends paid	(194)	(199)
Proceeds from exercise of stock options	102	18
Proceeds from employees and directors stock purchase plans	64	68

Net cash provided by (used in) financing activities	2,663	(67,584)

Net (decrease) increase in cash and cash equivalents	(7,600)	30,555
Cash and cash equivalents at beginning of period	18,682	5,336

Cash and cash equivalents at end of period	$11,082	$35,891

See accompanying Notes to Consolidated Financial Statements.

PACIFIC CREST CAPTIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
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

        In the opinion of management, all adjustments have been included, including normal recurring adjustments necessary to present fairly the financial position of the Company and the results of its operations for the interim period presented. The results of operations for this current interim period are not necessarily indicative of the results expected for any subsequent period or for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Note 2. Computation of Tangible Book Value Per Common Share

        Tangible book value per common share was calculated by dividing total shareholders' equity by the number of common shares issued less common shares held in treasury. The tables below present the computation of tangible book value per common share as of the dates indicated (in thousands, except share data):

	March 31, 2002	December 31, 2001
Total shareholders' equity	$39,094	$37,975

Common shares issued	2,986,530	2,986,530
Less: common shares held in treasury	(561,297)	(566,381)

Common shares outstanding	2,425,233	2,420,149

Tangible book value per common share	$16.12	$15.69

Note 3. Computation of Earnings Per Common Share

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

        The tables below present the basic and diluted earnings per common share computations for the periods indicated (dollars and shares in thousands, except per share data):

	Three Months Ended March 31,
	2002	2001
Net income	$1,523	$1,346

Basic weighted average common shares outstanding	2,424	2,507
Dilutive effect of potential common share issuances from stock options	224	155

Diluted weighted average common shares outstanding	2,648	2,662

Earnings per common share:
Basic	$0.63	$0.54
Diluted	$0.58	$0.51

Note 4. Supplemental Disclosure of Cash Flow Information

        For purposes of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, cash and cash equivalents include "Cash" and "Securities purchased under resale agreements." Supplemental disclosure of cash flow information is as follows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2002	2001
Cash paid during the period for:
Interest	$5,056	$8,517
Income taxes	675	226

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

		Gross Unrealized
	Amortized Cost			Estimated Fair Value	Weighted Average Yield
		Gains	Losses
March 31, 2002
Investment securities available for sale:
U.S. government sponsored agency mortgage-backed securities	$73,988	$431	$(288)	$74,131	5.93%
Corporate debt securities	4,128	—	(749)	3,379	4.01%

Total investment securities	$78,116	$431	$(1,037)	$77,510	5.83%

December 31, 2001
Investment securities available for sale:
U.S. government sponsored agency mortgage-backed securities	55,169	368	—	55,537	5.31%
Corporate debt securities	4,124	—	(709)	3,415	4.21%

Total investment securities	$59,293	368	$(709)	$58,952	5.24%

        The Company's investment securities portfolio at March 31, 2002 consisted of fixed rate investments in U.S. government sponsored agency mortgage-backed securities issued by Fannie Mae and Ginnie Mae, as well as adjustable rate investments in investment grade corporate debt securities.

        The Company's entire investment securities portfolio at March 31, 2002 was scheduled to mature after ten years.

        U.S. government sponsored agency securities with market values totaling $42.0 million and $47.3 million were pledged to secure borrowings aggregating $40.0 million both at March 31, 2002 and at December 31, 2001, respectively.

Note 6. SBA Loans Held for Sale

        The table below presents the Company's U.S. Small Business Administration ("SBA") loans held for sale as of the dates indicated (in thousands):

	March 31, 2002	December 31, 2001
SBA guaranteed 7(a) loans	$12,672	$11,308
SBA 504 loans	1,476	1,489

Total SBA loans held for sale	$14,148	$12,797

Note 7. FHLB Advances

        As of March 31, 2002 and December 31, 2001, the Bank had fixed rate FHLB advances secured by commercial real estate loans and a required $2.0 million investment in FHLB stock. The table below describes the attributes of these FHLB advances as of the dates indicated (dollars in thousands):

	March 31, 2002 and December 31, 2001
Borrowing Date
	Amount	Rate	Maturity Date
November 2001	$20,000	3.01%	November 2003
November 2001	20,000	3.30%	May 2004

Total FHLB advances	$40,000	3.16%

Note 8. Term Borrowings

        The Company had fixed rate, long-term borrowings through one broker at March 31, 2002 and December 31, 2001. This debt is secured by pledging specific amounts of certain U.S. government sponsored agency securities.

        The tables below reflect the attributes of the Company's term borrowings as of the dates indicated (dollars in thousands):

	March 31, 2002 and December 31, 2001
Borrowing Date
	Amount	Rate	Maturity Date
October 2000	$10,000	6.65%	April 2002
September 2000	20,000	6.62%	September 2002
October 2000	10,000	6.61%	October 2002

Total term borrowings	$40,000	6.63%

Note 9. Recent Accounting Pronouncements

        In July of 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS 141"), and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations, although certain combinations initiated prior to July 1, 2001 are exempt from the provisions of SFAS 141. In addition, SFAS 141 further clarifies the criteria for recognition of intangible assets separately from goodwill. This statement is effective for business combinations completed after June 30, 2001. SFAS 142 requires that upon adoption, amortization of goodwill will cease and the carrying value of goodwill shall be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment. SFAS 142 is effective for fiscal years beginning after December 15, 2001. As of March 31, 2002, the Company had no goodwill recorded on its Consolidated Balance Sheet. The adoption of the provisions of SFAS 141 and SFAS 142 did not have an impact on the Company's consolidated financial position or results of operations.

        In June of 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 supersedes SFAS No. 121, Accounting for the Impairment of

Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 was effective January 1, 2002. The adoption of SFAS 144 did not have a material impact on the Company's consolidated financial position or results of operations.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following is management's discussion and analysis of the major factors that influenced the consolidated results of operations and financial condition of the Company for the period ended March 31, 2002. This analysis should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission, and with the unaudited financial statements and notes as set forth in this report.

OVERVIEW

Forward-Looking Information

        Certain matters discussed under this caption may constitute forward-looking statements under Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because the business of the Company involves inherent risks and uncertainties. These risks include, but are not limited to, general economic conditions nationally and in California, unanticipated credit losses in the Company's loan portfolio, rapid changes in interest rates, and other risks discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Capital

        As of March 31, 2002, Pacific Crest's leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 9.53%, 11.78%, and 13.96%, respectively. The Bank's leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 9.52%, 11.75%, and 13.00%, respectively. These ratios placed Pacific Crest and the Bank in the "well-capitalized" category as defined by federal regulations, which require corresponding capital ratios of 5%, 6% and 10%, respectively, to qualify for that designation.

Dividends

        On January 23, 2002, the Company announced that the Board of Directors had declared a cash dividend of $0.08 per common share for the first quarter of 2002. The dividend was paid on March 15, 2002 to shareholders of record at the close of business on March 1, 2002.

Stock Repurchase Plan

        During the three months ended March 31, 2002, pursuant to its common stock repurchase program, the Company repurchased 10,000 shares of its common stock at an average cost per share of $22.32. The total amount paid for these shares was approximately $223,000. During the same period, the Company utilized repurchased shares for all of its common stock issuances under the Company's employee stock purchase plan, non-employee directors stock purchase plan, and employee stock option plan, which totaled 15,084 shares. As of March 31, 2002, the Company had 24,500 shares remaining authorized for repurchase under its common stock repurchase program.

Sale of Interest Rate Cap Agreement

        On February 8, 2000, the Company sold its interest rate cap agreement and recognized a deferred gain of $1.8 million, which was reported in the Consolidated Balance Sheets under the caption, "Accrued interest payable and other liabilities". The deferred gain is being amortized as a credit to "Interest expense—deposits" over the remaining life of the original interest rate cap agreement, which had a maturity date of June 8, 2003. During the three months ended March 31, 2002 and 2001, the amount of deferred gain amortization totaled $137,000, which resulted in a reduction in interest expense on deposits. As of March 31, 2002, the remaining, unamortized deferred gain totaled $657,000 and will be amortized as follows: $417,000 for the last nine months of 2002 and $240,000 for the first six months of 2003.

Declining Interest Rate Environment

        During the first quarter of 2002, the Federal Reserve left the federal funds rate unchanged at 1.75%. However, during 2001, the Federal Reserve lowered the federal funds rate by a total of 475 basis points, to 1.75%. The impact of this cumulative reduction led to a lower interest rate environment in 2001, which continued into the first quarter of 2002, and resulted in (i) issuer calls of $219.2 million and Company sales of $10.0 million of the Company's fixed rate, U.S. government sponsored agency callable bonds (the "callable bonds"), (ii) downward repricing of the Company's adjustable rate loans, and (iii) the Company's lowering of interest rates on all of its deposit products. Additionally, the interest rates declined on the Company's adjustable rate investments and borrowings.

Loan Originations

        The following table presents the Bank's loan originations for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	Amounts		Increase (Decrease)
	2002	2001	$	%
Commercial real estate loans	$20,693	$5,400	$15,293	283.2%
SBA business loans:
7(a)—guaranteed portion	1,457	354	1,103	311.6%
7(a)—unguaranteed portion	404	72	332	461.1%

Total 7(a) loans	1,861	426	1,435	336.9%
Total 504 loans	—	1,108	(1,108)	(100.0)%

Total SBA loans	1,861	1,534	327	21.3%

Total loan originations	$22,554	$6,934	$15,620	225.3%

Earnings Performance Summary

        The following table presents condensed statements of income and related performance data for the periods indicated and the dollar and percentage changes between the periods (dollars in thousands, except per share data):

	Three Months Ended March 31,
	Amounts		Increase (Decrease)
	2002	2001	$	%
Net interest income	$5,232	$4,405	$827	18.8%
Provision for loan losses	100	40	60	150.0%
Non-interest income	624	539	85	15.8%
Non-interest expense	3,076	2,594	482	18.6%

Income before income taxes	2,680	2,310	370	16.0%
Income tax provision	1,157	964	193	20.0%

Net income	$1,523	$1,346	$177	13.2%

Diluted earnings per share	$0.58	$0.51
Cash dividends per share	$0.08	$0.08
Return on average shareholders'
equity (1)	15.85%	15.20%
Return on average total assets	1.10%	0.88%
Operating expense to average
total assets	2.23%	1.71%
Efficiency ratio	52.53%	52.34%

(1)
Calculation excludes average accumulated other comprehensive income (loss) from average shareholders' equity.

  Three Months Ended March 31, 2002 and 2001

        Net income was $1.5 million (or $0.58 per common share on a diluted basis) for the three months ended March 31, 2002, compared to $1.3 million (or $0.51 per common share on a diluted basis) for the corresponding period in 2001. Pre-tax income was $2.7 million for the three months ended March 31, 2002 and $2.3 million for the same period in 2001. The following describes the changes in the major components of pre-tax income for the three months ended March 31, 2002 compared to the same period in 2001:

  •
  Net interest income increased by $827,000, to $5.2 million, primarily due to a decrease in interest expense, which was attributable to the Company's lowering of interest rates on its deposits, related deposit run-off, and the pay-down of short-term borrowings. The decreases in interest rates on the Company's deposits resulted from a lower interest rate environment due to the reduction of 475 basis points, to 1.75%, in the federal funds rate by the Board of Governors of the Federal Reserve System (the "Federal Reserve") during 2001. Partially offsetting the decrease in interest expense was a decline in interest income, which was primarily due to the calls and sales of the Company's callable bonds.

  •
  Provision for loan losses increased by $60,000, to $100,000, reflecting management's evaluation of the allowance for loan losses and the risk inherent in the Company's loan portfolio. During the three months ended March 31, 2002, the allowance for loan losses increased by $430,000, to $8.4 million, which reflected the $100,000 provision and recoveries of $330,000. During the three months ended March 31, 2001, the allowance for loan losses increased by $157,000, to

    $7.4 million, which reflected a $40,000 provision and recoveries of $117,000. The allowance for loan losses as a percentage of total loans was 1.84% and 1.89% at March 31, 2002 and 2001, respectively, and 1.72% at December 31, 2001.

  •
  Non-interest income increased by $85,000, to $624,000, primarily due to increases of $126,000, $74,000, and $34,000 in other income, loan prepayment and late fee income, and gain on sale of SBA 504 loans and broker fee income, respectively. The change in other income was principally attributable to $114,000 of interest income that the Company recorded in connection with a favorable IRS ruling that the Company received on an income tax refund claim. Partially offsetting these factors was a $161,000 gain on sale of SBA 7(a) loans in the first quarter of 2001, which was not repeated in the first quarter of 2002, as the Company sold no SBA 7(a) loans during the latter period.

  •
  Non-interest expense grew by $482,000, to $3.1 million, primarily due to an increase of $580,000 in salaries and employee benefits, partially offset by a reduction of $114,000 in legal, audit, and other professional fees. The growth in salaries and employee benefits was principally attributable to (i) an increase in marketing bonuses resulting from the higher level of loan originations during the first quarter of 2002 compared to the same period in 2001, and (ii) an increase in staff and related payroll costs in connection with the expansion of the Company's SBA lending program. The reduction in legal, audit, and other professional fees was primarily due to the $175,000 reversal of a portion of an accrual originally taken in the fourth quarter of 2001 for estimated expenses relating to obtaining a favorable ruling on an IRS income tax refund claim and settling a legal claim brought against the Bank.

QUARTERLY FINANCIAL DATA
(dollars in thousands, except per share data)

	At or For the Three Months Ended
	March 31, 2002	December 31, 2001	September 30, 2001	June 30, 2001	March 31, 2001
Loan Originations:
Commercial real estate loans	$20,693	$48,048	$24,938	$19,397	$5,400
Commercial business loans (1)	—	3,150	3,075	—	—
SBA business loans:
7(a) loans—guaranteed portion	1,457	2,726	4,316	3,271	354
7(a) loans—unguaranteed portion	404	880	1,382	1,060	72

Total 7(a) loans	1,861	3,606	5,698	4,331	426
Total 504 loans	—	3,299	2,180	4,590	1,108

Total SBA business loans	1,861	6,905	7,878	8,921	1,534

Total loan originations	$22,554	$58,103	$35,891	$28,318	$6,934

Loan Sales:
SBA guaranteed 7(a) loans	$—	$—	$1,950	$2,760	$2,589
SBA 504 first lien loans	—	1,872	299	1,238	1,183

Total SBA loan sales	$—	$1,872	$2,249	$3,998	$3,772

Performance Ratios:
Return on average realized shareholders' equity (2) (3)	15.85%	14.56%	14.29%	15.00%	15.20%
Return on average total assets (2)	1.10%	1.02%	0.96%	0.97%	0.88%
Net interest rate spread	3.60%	3.73%	3.11%	2.89%	2.59%
Net interest margin	3.90%	4.06%	3.48%	3.27%	2.96%
Operating expense to average total assets (4)	2.23%	2.76%	2.06%	1.94%	1.71%
Efficiency ratio (5)	52.53%	58.69%	54.76%	53.48%	52.34%
Average Balances:
Average shareholders' equity	$38,429	$37,743	$36,840	$35,775	$34,589
Average realized shareholders' equity (3)	38,442	37,540	36,956	36,081	35,428
Average total assets	551,527	536,363	552,589	559,864	608,456
Per Common Share Data:
Cash dividends	$0.08	$0.08	$0.08	$0.08	$0.08
Basic earnings	0.63	0.56	0.54	0.55	0.54
Diluted earnings	0.58	0.52	0.50	0.51	0.51
Tangible book value	16.12	15.69	15.41	14.81	14.38
Common Shares (in thousands):
Weighted average basic	2,424	2,432	2,463	2,478	2,507
Weighted average diluted	2,648	2,625	2,657	2,658	2,662
End of period, net of treasury shares	2,425	2,420	2,449	2,468	2,483

(1)
Primarily represents unsecured loans to financial institutions.

(2)
Calculation is based upon annualized net income.

(3)
Calculation excludes average accumulated other comprehensive income (loss) from average shareholders' equity.

(4)
Operating expense is defined as total non-interest expense less any OREO valuation adjustments, other OREO expenses, and credit and collection expenses. Calculation is based on annualized operating expense.

(5)
Efficiency ratio is defined as operating expense divided by the sum of net interest income, loan prepayment and late fee income, gain on sale of SBA 7(a) loans, gain on sale of SBA 504 loans and broker fee income, and other income.

QUARTERLY FINANCIAL DATA
(dollars in thousands)

	At or For the Three Months Ended
	March 31, 2002	December 31, 2001	September 30, 2001	June 30, 2001	March 31, 2001
Non-Performing Assets:
Non-accrual loans	$153	$—	$—	$—	$889
Other real estate owned (OREO)	—	—	—	—	—

Total non-performing assets	$153	$—	$—	$—	$889

Non-accrual loans to total loans	0.03%	—	—	—	0.23%
Total non-performing assets to total assets	0.03%	—	—	—	0.15%
Allowance for Loan Losses Activity:
Allowance at beginning of quarter	$7,946	$7,559	$7,414	$7,397	$7,240
Provision for loan losses	100	430	150	40	40
Net (charge-offs) recoveries:
Charge-offs	—	(52)	(25)	(34)	—
Recoveries	330	9	20	11	117

Total net (charge-offs) recoveries	330	(43)	(5)	(23)	117

Allowance at end of quarter	$8,376	$7,946	$7,559	$7,414	$7,397

Allowance to total loans	1.84%	1.72%	1.78%	1.86%	1.89%
Allowance to non-accrual loans	5474.51%	—	—	—	832.06%
Annualized net (charge-offs) recoveries to average loans	0.29%	(0.04)%	0.00%	(0.02)%	0.12%
Regulatory Capital Ratios:
Pacific Crest Capital, Inc.
Leverage ratio	9.53%	9.49%	9.06%	8.77%	7.87%
Tier 1 risk-based capital ratio	11.78%	11.11%	11.77%	11.74%	11.36%
Total risk-based capital ratio	13.96%	13.36%	14.14%	14.18%	13.87%
Pacific Crest Bank
Leverage ratio	9.52%	9.61%	9.17%	8.91%	8.12%
Tier 1 risk-based capital ratio	11.75%	11.22%	11.89%	11.90%	11.61%
Total risk-based capital ratio	13.00%	12.47%	13.15%	13.16%	12.87%
Regulatory Capital Data:
Pacific Crest Capital, Inc.
Tier 1 capital	$52,568	$50,887	$50,076	$49,103	$47,961
Total risk-based capital	62,281	61,165	60,145	59,330	58,523
Average total assets	551,515	536,150	552,675	560,153	609,295
Risk-weighted assets	446,093	457,958	425,425	418,364	422,049
Pacific Crest Bank
Tier 1 capital	$52,154	$51,165	$50,340	$49,549	$48,736
Total risk-based capital	57,739	56,895	55,659	54,781	54,010
Average total assets	547,735	532,367	548,779	556,130	600,411
Risk-weighted assets	443,988	456,171	423,296	416,393	419,803

QUARTERLY INCOME STATEMENTS
(in thousands)

	Three Months Ended
	March 31, 2002	December 31, 2001	September 30, 2001	June 30, 2001	March 31, 2001
Interest income:
Loans	$9,503	$9,897	$9,428	$9,338	$9,428
Securities purchased under resale agreements	103	104	135	85	132
Investment securities available for sale	758	855	1,760	2,323	3,168

Total interest income	10,364	10,856	11,323	11,746	12,728

Interest expense:
Checking accounts	63	76	107	107	113
Savings accounts	701	814	1,182	1,288	1,569
Certificates of deposit	2,990	3,302	3,960	4,593	5,139

Total interest on deposits	3,754	4,192	5,249	5,988	6,821

Securities sold under repurchase agreements	—	5	29	28	154
State of California borrowings	—	—	193	134	282
FHLB advances	311	166	—	—	—
Term borrowings	663	677	677	670	662
Trust preferred securities	404	404	404	405	404

Total interest on borrowings	1,378	1,252	1,303	1,237	1,502

Total interest expense	5,132	5,444	6,552	7,225	8,323

Net interest income	5,232	5,412	4,771	4,521	4,405
Provision for loan losses	100	430	150	40	40

Net interest income after provision for loan losses	5,132	4,982	4,621	4,481	4,365

Non-interest income:
Loan prepayment and late fee income	206	88	47	78	132
Gain (loss) on sale of SBA 7(a) loans	—	(10)	95	149	161
Gain on sale of SBA 504 loans and broker fee income	132	205	69	131	98
Gain (loss) on sale of investment securities	—	—	106	1	(12)
Other income	286	614	219	200	160

Total non-interest income	624	897	536	559	539

Non-interest expense:
Salaries and employee benefits	2,181	2,179	1,718	1,654	1,601
Net occupancy expenses	405	466	397	411	391
Communication and data processing	246	295	247	262	253
Legal, audit, and other professional fees	(1)	479	261	133	113
Travel and entertainment	107	144	105	121	87
Other expenses	138	140	120	135	149

Total operating expenses	3,076	3,703	2,848	2,716	2,594
Credit and collection expenses	—	—	—	—	—
OREO valuation adjustments and other expenses	—	—	—	—	—

Total non-interest expense	3,076	3,703	2,848	2,716	2,594

Income before income taxes	2,680	2,176	2,309	2,324	2,310
Income tax provision	1,157	810	989	971	964

Net income	$1,523	$1,366	$1,320	$1,353	$1,346

QUARTERLY BALANCE SHEETS
(in thousands)

	March 31, 2002	December 31, 2001	September 30, 2001	June 30, 2001	March 31, 2001
Cash	$6,920	$2,508	$3,298	$4,943	$2,185
Securities purchased under resale agreements	4,162	16,174	33,312	4,990	33,706

Cash and cash equivalents	11,082	18,682	36,610	9,933	35,891

Investment securities available for sale:
U.S. agency callable bonds	—	—	—	78,981	83,980
U.S. agency mortgage-backed securities	73,988	55,169	61,363	58,748	63,992
Corporate debt securities	4,128	4,124	4,120	4,117	4,113

Total amortized cost	78,116	59,293	65,483	141,846	152,085
Unrealized gain (loss)	(606)	(341)	284	(493)	(435)

Total market value	77,510	58,952	65,767	141,353	151,650

Loans:
Commercial real estate loans	422,326	430,420	400,275	382,292	376,015
SBA business loans	24,189	24,166	20,356	15,712	14,077
Other loans	7,830	7,393	4,114	959	569

Gross loans	454,345	461,979	424,745	398,963	390,661
Deferred loan costs (fees)	7	(4)	13	(24)	39
Allowance for loan losses	(8,376)	(7,946)	(7,559)	(7,414)	(7,397)

Net loans	445,976	454,029	417,199	391,525	383,303

Other assets	13,436	13,095	11,586	13,114	12,159

Total assets	$548,004	$544,758	$531,162	$555,925	$583,003

Deposits:
Checking accounts	$18,836	$14,912	$17,296	$13,826	$13,257
Savings accounts	133,509	136,145	143,551	138,541	142,145
Certificates of deposit	252,092	250,466	265,702	271,916	315,188

Total deposits	404,437	401,523	426,549	424,283	470,590

Borrowings:
State of California borrowings	—	—	—	30,000	13,000
FHLB advances	40,000	40,000	—	—	—
Term borrowings	40,000	40,000	40,000	40,000	40,000
Trust preferred securities	17,250	17,250	17,250	17,250	17,250

Total borrowings	97,250	97,250	57,250	87,250	70,250

Total interest-bearing liabilities	501,687	498,773	483,799	511,533	540,840
Other liabilities	7,223	8,010	9,619	7,838	6,444

Total liabilities	$508,910	$506,783	$493,418	$519,371	$547,284

Shareholders' equity:
Common stock, at par	$30	$30	$30	$30	$30
Additional paid-in capital	27,712	27,780	27,778	27,779	27,777
Beginning retained earnings	19,140	14,542	14,542	14,542	14,542
Year-to-date earnings	1,523	5,385	4,019	2,699	1,346
Year-to-date dividends	(194)	(787)	(594)	(398)	(199)
Common stock in treasury, at cost	(8,766)	(8,777)	(8,195)	(7,812)	(7,525)

Total realized shareholders' equity	39,445	38,173	37,580	36,840	35,971
Accumulated other comprehensive income (loss)—unrealized gain (loss) on investment securities, net of taxes	(351)	(198)	164	(286)	(252)

Total shareholders' equity	$39,094	$37,975	$37,744	$36,554	$35,719

QUARTERLY AVERAGE BALANCE SHEETS AND SPREAD DATA
(dollars in thousands)

	Three Months Ended
	March 31, 2002	December 31, 2001	September 30, 2001	June 30, 2001	March 31, 2001
Average Interest-Earning Assets:
Loans, net of deferred loan fees	$458,994	$445,169	$413,909	$400,013	$396,319
Securities purchased under resale agreements	25,620	20,353	15,719	7,655	10,237
Investment securities available for sale:
Callable bonds	—	—	51,714	80,410	167,388
Mortgage-backed securities	55,187	58,861	58,951	61,770	24,708
Corporate debt securities	4,126	4,122	4,119	4,115	4,111

Total investment securities	59,313	62,983	114,784	146,295	196,207

Total interest-earning assets	$543,927	$528,505	$544,412	$553,963	$602,763

Average Interest-Bearing Liabilities:
Checking accounts	$14,831	$16,779	$15,276	$13,789	$13,377
Savings accounts	135,381	140,005	141,308	139,438	145,051
Certificates of deposit	256,477	253,219	268,154	291,460	321,878

Total deposits	406,689	410,003	424,738	444,687	480,306

Securities sold under repurchase agreements	—	826	2,918	2,536	9,889
State of California borrowings	—	—	20,946	12,077	17,833
FHLB advances	40,000	20,870	—	—	—
Term borrowings	40,000	40,000	40,000	40,000	40,000
Trust preferred securities	17,250	17,250	17,250	17,250	17,250

Total borrowings	97,250	78,946	81,114	71,863	84,972

Total interest-bearing liabilities	$503,939	$488,949	$505,852	$516,550	$565,278

Yields on Average Interest-Earning Assets:
Loans, net of deferred loan fees	8.40%	8.82%	9.04%	9.36%	9.65%
Securities purchased under resale agreements	1.63%	2.03%	3.41%	4.45%	5.23%
Investment securities available for sale:
Callable bonds	—	—	6.51%	6.56%	6.44%
Mortgage-backed securities	5.21%	5.48%	5.81%	6.04%	6.35%
Corporate debt securities	3.78%	4.66%	6.02%	7.00%	8.08%

Total investment securities	5.11%	5.43%	6.13%	6.35%	6.46%

Total interest-earning assets	7.73%	8.15%	8.25%	8.50%	8.56%

Rates on Average Interest-Bearing Liabilities:
Checking accounts	1.72%	1.80%	2.78%	3.11%	3.43%
Savings accounts	2.10%	2.31%	3.32%	3.70%	4.39%
Certificates of deposit	4.73%	5.17%	5.86%	6.32%	6.47%

Total deposits	3.74%	4.06%	4.90%	5.40%	5.76%

Securities sold under repurchase agreements	—	2.40%	3.94%	4.43%	6.32%
State of California borrowings	—	—	3.61%	4.39%	6.33%
FHLB advances	3.15%	3.18%	—	—	—
Term borrowings	6.63%	6.62%	6.62%	6.63%	6.62%
Trust preferred securities	9.37%	9.37%	9.37%	9.39%	9.37%

Total borrowings	5.68%	6.27%	6.33%	6.84%	7.08%

Total interest-bearing liabilities	4.13%	4.42%	5.14%	5.61%	5.97%

Net Interest Rate Spread	3.60%	3.73%	3.11%	2.89%	2.59%
Net Interest Margin	3.90%	4.06%	3.48%	3.27%	2.96%

RESULTS OF OPERATIONS

  Average Balances, Interest Income and Expense, Yields and Rates
  Three Months Ended March 31, 2002 and 2001

        The following table presents the Company's consolidated average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest yields/rates for the periods presented. All average balances are daily average balances (dollars in thousands):

	Three Months Ended March 31,
	2002			2001
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-Earning Assets:
Loans (1)	$458,994	$9,503	8.40%	$396,319	$9,428	9.65%
Securities purchased under resale agreements	25,620	103	1.63%	10,237	132	5.23%
Investment securities available for sale (2):
U.S. government sponsored agency securities:
Callable bonds	—	—	0.00%	167,388	2,693	6.44%
Mortgage-backed securities	55,187	719	5.21%	24,708	392	6.35%
Corporate debt securities	4,126	39	3.78%	4,111	83	8.08%

Total investment securities	59,313	758	5.11%	196,207	3,168	6.46%

Total interest-earning assets	543,927	10,364	7.73%	602,763	12,728	8.56%

Non-interest-earning assets	15,788			13,041
Less: allowance for loan losses	(8,188)			(7,348)

Total assets	$551,527			$608,456

Interest-Bearing Liabilities:
Checking accounts	$14,831	63	1.72%	$13,377	113	3.43%
Savings accounts	135,381	701	2.10%	145,051	1,569	4.39%
Certificates of deposit	256,477	2,990	4.73%	321,878	5,139	6.47%

Total deposits	406,689	3,754	3.74%	480,306	6,821	5.76%

Securities sold under repurchase agreements	—	—	0.00%	9,889	154	6.32%
State of California borrowings	—	—	0.00%	17,833	282	6.33%
FHLB advances	40,000	311	3.15%	—	—	0.00%
Term borrowings	40,000	663	6.63%	40,000	662	6.62%
Trust preferred securities	17,250	404	9.37%	17,250	404	9.37%

Total borrowings	97,250	1,378	5.68%	84,972	1,502	7.08%

Total interest-bearing liabilities	503,939	5,132	4.13%	565,278	8,323	5.97%

Non-interest-bearing liabilities	9,159			8,589
Shareholders' equity	38,429			34,589

Total liabilities and shareholders' equity	$551,527			$608,456

Excess of interest-earning assets over interest-bearing liabilities	$39,988			$37,485

Net interest income		$5,232			$4,405

Net interest rate spread (3)			3.60%			2.59%

Net interest margin (4)			3.90%			2.96%

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
  Three Months Ended March 31, 2002 and 2001

        The following table sets forth the composition of average interest-earning assets and average interest-bearing liabilities by category and by the percentage of each category to the total for the periods indicated, including the change in average balance, composition, and yield/rate between these respective periods (dollars in thousands):

	Three Months Ended March 31,
	2002			2001			Increase (Decrease)
	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate
Interest-Earning Assets:
Loans	$458,994	84.4%	8.40%	$396,319	65.7%	9.65%	$62,675	18.7%	(1.25)%
Securities purchased under resale agreements	25,620	4.7%	1.63%	10,237	1.7%	5.23%	15,383	3.0%	(3.60)%
Investment securities available for sale:
U.S. government sponsored agency securities:
Callable bonds	—	—	0.00%	167,388	27.8%	6.44%	(167,388)	(27.8)%	(6.44)%
Mortgage-backed securities	55,187	10.1%	5.21%	24,708	4.1%	6.35%	30,479	6.0%	(1.14)%
Corporate debt securities	4,126	0.8%	3.78%	4,111	0.7%	8.08%	15	0.1%	(4.30)%

Total investment securities	59,313	10.9%	5.11%	196,207	32.6%	6.46%	(136,894)	(21.7)%	(1.35)%

Total interest-earning assets	$543,927	100.0%	7.73%	$602,763	100.0%	8.56%	$(58,836)		(0.83)%

Interest-Bearing Liabilities:
Checking accounts	$14,831	2.9%	1.72%	$13,377	2.4%	3.43%	$1,454	0.5%	(1.71)%
Savings accounts	135,381	26.9%	2.10%	145,051	25.7%	4.39%	(9,670)	1.2%	(2.29)%
Certificates of deposit	256,477	50.9%	4.73%	321,878	56.9%	6.47%	(65,401)	(6.0)%	(1.74)%

Total deposits	406,689	80.7%	3.74%	480,306	85.0%	5.76%	(73,617)	(4.3)%	(2.02)%

Securities sold under repurchase agreements	—	—	0.00%	9,889	1.7%	6.32%	(9,889)	(1.7)%	(6.32)%
State of California borrowings	—	—	0.00%	17,833	3.2%	6.33%	(17,833)	(3.2)%	(6.33)%
FHLB advances	40,000	7.9%	3.15%	—	0.0%	0.00%	40,000	7.9%	3.15%
Term borrowings	40,000	7.9%	6.63%	40,000	7.1%	6.62%	—	0.8%	0.01%
Trust preferred securities	17,250	3.5%	9.37%	17,250	3.0%	9.37%	—	0.5%	0.00%

Total borrowings	97,250	19.3%	5.68%	84,972	15.0%	7.08%	12,278	4.3%	(1.40)%

Total interest-bearing liabilities	$503,939	100.0%	4.13%	$565,278	100.0%	5.97%	$(61,339)		(1.84)%

Excess of interest-earning assets over interest-bearing liabilities	$39,988			$37,485			$2,503
Net interest rate spread			3.60%			2.59%			1.01%
Net interest margin			3.90%			2.96%			0.94%

  Volume and Rate Variance Analysis of Net Interest Income
  Three Months Ended March 31, 2002 and 2001

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

	Three Months Ended March 31, 2002 vs. 2001
	Increase (Decrease) Due To
	Volume	Rate	Total
Interest Income:
Loans	$1,384	$(1,309)	$75
Securities purchased under resale agreements	105	(134)	(29)
Investment securities available for sale:
U.S. government sponsored agency securities:
Callable bonds	(2,693)	—	(2,693)
Mortgage-backed securities	407	(80)	327
Corporate debt securities	—	(44)	(44)

Total investment securities	(2,286)	(124)	(2,410)

Total interest income	(797)	(1,567)	(2,364)

Interest Expense:
Checking accounts	11	(61)	(50)
Savings accounts	(99)	(769)	(868)
Certificates of deposit	(925)	(1,224)	(2,149)

Total deposits	(1,013)	(2,054)	(3,067)

Securities sold under repurchase agreements	(154)	—	(154)
State of California borrowings	(282)	—	(282)
FHLB advances	311	—	311
Term borrowings	—	1	1
Trust preferred securities	—	—	—

Total borrowings	(125)	1	(124)

Total interest expense	(1,138)	(2,053)	(3,191)

Net Interest Income	$341	$486	$827

Net Interest Income—Three Months Analysis

        Net interest income grew by $827,000, to $5.2 million, during the three months ended March 31, 2002 compared to the same period in 2001, primarily due to a $486,000 increase attributable to changes in interest rates. This was principally due to a decrease in interest expense resulting from the Company's lowering of the interest rates on its deposits. This factor was partially offset by a decrease in interest income on loans resulting from the downward repricing of the Company's adjustable rate loans and the weighted average interest rate on loan payoffs exceeding the weighted average interest rate on loan originations. All of these factors resulted from a lower interest rate environment attributable to a cumulative 475 basis point reduction, to 1.75%, in the federal funds rate by the Federal Reserve during 2001.

        The impact of the federal funds rate decreases in 2001 caused downward repricing on the Company's adjustable rate loans, especially those tied to the prime rate. The federal funds rate is the rate at which banks lend to each other in the overnight market. Reductions in the federal funds rate generally result in reductions of the prime rates offered by major banks, including Bank of America. The Company's prime rate loans are priced at a margin above either Bank of America's prime lending rate or the published Wall Street Journal prime lending rate. As of March 31, 2002, 84.4% and 42.0% of the Company's loan portfolio consisted of adjustable rate loans and prime rate loans, respectively.

        The downward repricing of the Company's adjustable rate loans was partially offset by the impact of the interest rate floors that exist on most of the Company's adjustable rate loans. Interest rate floors protect the Company in a declining interest rate environment, as affected loans do not reprice downward to their fully indexed rate when interest rates fall. Another offsetting factor was that the Company's adjustable rate loans generally can reprice only up to a maximum of 200 basis points in a year, and thus did not reprice downward the full 475 basis points of the federal funds rate.

        Contributing to the above $486,000 growth in net interest income attributable to changes in interest rates, was a $341,000 increase attributable to changes in volume. This was primarily due to (i) an increase in interest income due to loan growth and the purchases of U.S. government sponsored agency mortgage-backed securities (the "mortgage-backed securities"), and (ii) a reduction of interest expense resulting from deposit run-off and the pay-down of short-term borrowings. Partially offsetting these factors was a reduction in interest income resulting from the calls and sales of the Company's callable bonds. The funding for the loan growth, mortgage-backed securities purchases, deposits outflows, and borrowings pay-downs was obtained principally from the proceeds of the calls and sales of callable bonds.

        The net interest rate spread grew by 101 basis points, to 3.60%, during the three months ended March 31, 2002, compared to the same period in 2001. This was primarily due to a decrease of 184 basis points, to 4.13%, in the rate paid on average total interest-bearing liabilities, partially offset by a decrease of 83 basis points, to 7.73%, in the yield earned on average total interest-earning assets. The decrease in the rate paid on average total interest-bearing liabilities was principally attributable to the previously mentioned lowering by the Company of the interest rates on its deposits, as well as the change in the composition of the Company's average borrowings to lower rate, long-term FHLB advances during the first quarter of 2002, from higher rate, short-term borrowings during the first quarter of 2001. The decrease in the yield earned on average total interest-earning assets was primarily due to a decline in the yield on loans, partially offset by a change in the composition of average total interest-earning assets to higher yield loans from lower yield investment securities, which resulted principally from the calls and sales of the callable bonds.

  Total Interest Income—Three Months Analysis

        Total interest income decreased by $2.4 million, to $10.4 million, during the three months ended March 31, 2002 compared to the same period in 2001. This was due to a decline in the yield earned on average total interest-earning assets, which decreased interest income by $1.6 million, as well as to a reduction in the balance of these assets, which decreased interest income by $0.8 million.

        Average total interest-earning assets declined by $58.8 million, to $543.9 million, during the first quarter of 2002 compared to the same period in 2001, and was principally due to a reduction in average callable bonds of $167.4 million, partially offset by increases of $62.7 million and $30.5 million in average loans and average mortgage-backed securities, respectively. The changes in average investment securities and average loans resulted in a shift in the mix of average total interest-earning assets to higher yield loans from lower yield investment securities. The percentage of average loans to average total interest-earning assets increased to 84.4% during the three months ended March 31, 2002 from 65.7% during the same period in 2001.

        The reduction in average callable bonds of $167.4 million, to zero, was due to the liquidation of the Company's fixed rate callable bond portfolio during the first nine months of 2001. The liquidation occurred primarily through issuer calls of $219.2 million, as well as Company sales of $10.0 million. The issuer calls were attributable to the declining interest rate environment caused by the Federal Reserve's 350 basis lowering of the federal funds rate during the first nine months of 2001.

        The increase in average mortgage-backed securities of $30.5 million, to $55.2 million, was primarily due to fixed rate purchases of $25.5 million, in March of 2002, and $108.0 million, which occurred during the seven-month period from February of 2001 to August of 2001, partially offset by sales in May and August of 2001 totaling $42.4 million. The purchases made in March of 2002 were funded with the proceeds from the redemption of lower yielding short-term securities purchased under resale agreements, which will help to increase net interest income in future periods.

        The yield earned on average total interest-earning assets decreased by 83 basis points, to 7.73%, during the three months ended March 31, 2002 compared to the same period in 2001, primarily due to the following decreases in yields attributable to the declining interest rate environment during 2001, which continued into the first quarter of 2002:

  •
  The yield on average loans declined by 125 basis points, to 8.40%, primarily due to the downward repricing of the Company's adjustable rate loans and the weighted average interest rate on loan payoffs exceeding the weighted average interest rate on loan originations.

  •
  The yield on average short-term securities purchased under resale agreements decreased by 360 basis points, to 1.63%.

  •
  The yield on average fixed rate mortgage-backed securities dropped by 114 basis points, to 5.21%, primarily due to a slightly faster acceleration in the amortization of the premiums paid on the mortgage-backed securities, which was attributable to an increase in the payoffs of the underlying mortgage loans.

  •
  The yield on average adjustable rate corporate debt securities declined by 430 basis points, to 3.78%, reflecting the downward repricing of these adjustable rate instruments.

        Partially offsetting the decline in the yield earned on average total interest-earning assets was the change in the composition of average total interest-earning assets to higher yield loans from lower yield investment securities.

  Total Interest Expense—Three Months Analysis

        Total interest expense decreased by $3.2 million, to $5.1 million, during the three months ended March 31, 2002 compared to the same period in 2001. This was due to a decline in the rate paid on average interest-bearing liabilities, which decreased interest expense by $2.1 million, as well as to a reduction in the balance of these liabilities, which reduced interest expense by $1.1 million.

        Average total interest-bearing liabilities declined by $61.3 million, to $503.9 million, during the first quarter of 2002 compared to the same period in 2001, and was primarily due to a decrease of $73.6 million in average deposits, partially offset by an increase of $12.3 million in average borrowings. The changes in average deposits and average borrowings resulted in a shift in the mix of average total interest-bearing liabilities to higher rate borrowings from lower rate deposits. The percentage of average borrowings to average total interest-bearing liabilities increased to 19.3% during the three months ended March 31, 2002 from 15.0% during the same period in 2001.

        The decline in average deposits of $73.6 million, to $406.7 million, during the first quarter of 2002 compared to the first quarter of 2001, was principally due to reductions of $65.4 million and $9.7 million in average certificates of deposit and average savings accounts, respectively. These decreases were primarily attributable to the Company's lowering of interest rates on all of its deposit products in anticipation of and in response to the 475 basis point reduction in the federal funds rate by the Federal Reserve during 2001. The Company funded the resulting deposit run-off principally with the proceeds from the calls and sales of the callable bonds.

        During the first quarter of 2002, the Company continued to lower interest rates on its checking accounts, savings accounts, and certificates of deposit with original maturities of one year or less. However, in an effort to attract long-term, fixed rate deposits during the current low interest rate environment, the Company increased the interest rates offered on its certificates of deposit with original maturities of three years or longer.

        The changes in the average balances of the Company's deposit products resulted in a shift in the composition of average deposits to lower rate checking and savings accounts from higher rate certificates of deposit. This reflected the Company's current strategy and efforts to help reduce the overall cost of its deposits. The percentage of average checking and savings accounts to average deposits rose to 36.9% during the first quarter of 2002, from 33.0% during the first quarter of 2001.

        The growth in average borrowings of $12.3 million, to $97.3 million, during the first quarter of 2002 compared to the first quarter of 2001, was principally due to $40.0 million of long-term FHLB advances obtained during the fourth quarter of 2001 and outstanding during the first quarter of 2002. This was partially offset by decreases of $17.8 million and $9.9 million in short-term average State of California borrowings and average securities sold under repurchase agreements, respectively. These short-term borrowings matured at various times during 2001 and were paid off by the Company primarily using the proceeds from the calls and sales of the callable bonds.

        The rate on average total interest-bearing liabilities decreased by 184 basis points, to 4.13%, during the three months ended March 31, 2002 compared to the same period in 2001, and was principally due to the reduction of 202 basis points, to 3.74%, in the rate on average deposits, as well as the reduction of 140 basis points, to 5.68%, in the rate on average borrowings. Partially offsetting these factors was the shift in the mix of average total interest-bearing liabilities to higher rate borrowings from lower rate deposits.

        The 202 basis point decline in the rate on average deposits reflected the Company's lowering of interest rates on its deposit products, which resulted in reductions of 171 basis points, 229 basis points, and 174 basis points in the rates on average checking accounts, average savings accounts, and average certificates of deposit, respectively. Contributing to the decrease in the rate on average deposits was the previously mentioned change in the composition of average deposits to lower rate checking and savings accounts from higher rate certificates of deposit.

        The Company anticipates that the rate on its average certificates of deposit will decline in the second quarter of 2002 and beyond, from the 4.73% average rate for the first quarter of 2002, as older, higher rate certificates mature and are replaced by newer, lower rate certificates. The current tiered certificate of deposit rates offered by the Company as of March 6, 2002, the date of the Company's most recent rate changes, are 33 basis points to 250 basis points below the 4.73% average rate for the 2002 first quarter, and are listed as follows:

  •
  2.23% (all tiers) for both one and three month certificates.

  •
  2.47% (all tiers) for six month certificates.

  •
  2.47%—2.71% for one year certificates.

  •
  3.20%—3.68% for two year certificates.

  •
  3.44%—3.92% for three year certificates.

  •
  3.68%—4.16% for four year certificates.

  •
  3.92%—4.40% for five year certificates.

        The 140 basis point decrease in the rate on average borrowings was primarily due to the change in the composition of average borrowings resulting from (i) the payoffs and maturities during 2001 of short-term securities sold under repurchase agreements and State of California borrowings, bearing higher average rates of 6.32% and 6.33%, respectively, for the three months ended March 31, 2001, and (ii) the addition during the fourth quarter of 2001 of long-term FHLB advances, bearing a lower average rate of 3.15% for the three months ended March 31, 2002.

Provision for Loan Losses

        During the three months ended March 31, 2002, the Company increased its provision for loan losses by $60,000, to $100,000, compared to the same period in 2001. The Company uses the provision for loan losses to establish the allowance for loan losses based on management's evaluation of the risk inherent in the loan portfolio. See "Financial Condition—Allowance for Loan Losses."

Non-interest Income

        The following table sets forth certain information with respect to the Company's non-interest income for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	Amounts		Increase (Decrease)
	2002	2001	$	%
Loan prepayment and late fee income	$206	$132	$74	56.1%
Gain on sale of SBA 7(a) loans	—	161	(161)	(100.0)%
Gain on sale of SBA 504 loans and broker fee income	132	98	34	100.0%
Loss on sale of investment securities	—	(12)	12	(100.0)%
Other income	286	160	126	78.8%

Total non-interest income	$624	$539	$85	15.8%

        Non-interest income for the three months ended March 31, 2002 increased by $85,000, to $624,000, compared to the same period in 2001. This was primarily due to increases of $126,000, $74,000, and $34,000 in other income, loan prepayment and late fee income, and gain on sale of SBA 504 loans and broker fee income, respectively. The change in other income was principally attributable to $114,000 of interest income that the Company recorded in connection with a favorable IRS ruling that the Company received on an income tax refund claim. Partially offsetting these factors was a $161,000 gain on sale of SBA 7(a) loans in the first quarter of 2001, which was not repeated in the first quarter of 2002, as the Company sold no SBA 7(a) loans during the latter period.

Non-interest Expense

        The following table sets forth certain information with respect to the Company's non-interest expense for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	Amounts		Increase (Decrease)
	2002	2001	$	%
Salaries and employee benefits	$2,181	$1,601	$580	36.2%
Net occupancy expenses	405	391	14	3.6%
Communication and data processing	246	253	(7)	(2.8)%
Legal, audit, and other professional fees	(1)	113	(114)	(100.9)%
Travel and entertainment	107	87	20	23.0%
Other expenses	138	149	(11)	(7.4)%

Total non-interest expense	$3,076	$2,594	$482	18.6%

        Non-interest expense for the three months ended March 31, 2002 grew by $482,000, to $3.1 million, compared to the same period in 2001. This was primarily due to an increase of $580,000 in salaries and employee benefits, partially offset by a reduction of $114,000 in legal, audit, and other professional fees.

        The increase in salaries and employee benefits for the three months ended March 31, 2002, compared to the same period in 2001, was primarily due to the following factors:

  •
  In January of 2002, employee base salaries increased by approximately 4%.

  •
  In January of 2002, the Company hired a Senior Vice President to lead the Company's new business lending program for business professionals and small businesses.

  •
  Marketing bonuses increased due to the growth in loan originations to $22.6 million for the first quarter of 2002 from $6.9 million for the same period in 2001.

  •
  The Company expanded the staffing level of its SBA lending program. The average number of full-time SBA employees increased by six for the three months ended March 31, 2002 as compared to the same period in 2001.

        The reduction in legal, audit, and other professional fees was primarily due to the $175,000 reversal of a portion of an accrual originally taken during the fourth quarter of 2001 for estimated expenses relating to obtaining a favorable ruling on an IRS income tax refund claim and settling a legal claim brought against the Bank.

FINANCIAL CONDITION

Balance Sheet Analysis

        The following table presents condensed balance sheets as of the dates indicated and the dollar and percentage changes between the periods (dollars in thousands):

			Increase (Decrease)
	March 31, 2002	December 31, 2001
			$	%
Assets
Cash and cash equivalents	$11,082	$18,682	$(7,600)	(40.7)%
Investment securities available for sale, at market	77,510	58,952	18,558	31.5%
Net loans	445,976	454,029	(8,053)	(1.8)%
Other assets	13,436	13,095	341	2.6%

Total assets	$548,004	$544,758	$3,246	0.6%

Liabilities
Checking accounts	$18,836	$14,912	$3,924	26.3%
Savings accounts	133,509	136,145	(2,636)	(1.9)%
Certificates of deposit	252,092	250,466	1,626	0.6%

Total deposits	404,437	401,523	2,914	0.7%

FHLB advances	40,000	40,000	—	—
Term borrowings	40,000	40,000	—	—
Trust preferred securities	17,250	17,250	—	—

Total borrowings	97,250	97,250	—	—

Total interest-bearing liabilities	501,687	498,773	2,914	0.6%
Other liabilities	7,223	8,010	(787)	(9.8)%

Total liabilities	508,910	506,783	2,127	0.4%

Shareholders' Equity
Common stock, at par	30	30	—	0.0%
Additional paid-in capital	27,712	27,780	(68)	(0.2)%
Retained earnings	20,469	19,140	1,329	6.9%
Accumulated other comprehensive income (loss)—unrealized gain (loss) on investment securities available for sale, net of income taxes	(351)	(198)	(153)	(77.3)%
Common stock in treasury, at cost	(8,766)	(8,777)	11	0.1%

Total shareholders' equity	39,094	37,975	1,119	2.9%

Total liabilities and shareholders' equity	$548,004	$544,758	$3,246	0.6%

        Total assets grew by $3.2 million, to $548.0 million, during the three months ended March 31, 2002, primarily due to a $18.6 million increase in investment securities, partially offset by decreases of $8.1 million and $7.6 million in net loans and cash and cash equivalents, respectively.

        The $18.6 million increase in investment securities, to $77.5 million, was principally due to the $25.5 million purchases of higher yield mortgage-backed securities, using proceeds from the redemption of lower yield securities purchased under resale agreements. Partially offsetting this increase were principal payments on mortgage-backed securities totaling $6.4 million.

        The $8.1 million decrease in net loans, to $446.0 million, was primarily due to $32.5 million of principal payments, partially offset by $22.6 million of loan originations and $2.0 million of loan purchases.

        The $7.6 million decrease in cash and cash equivalents, to $11.1 million, was principally due to the previously mentioned $25.5 million redemption of securities purchased under resale agreements to fund purchases of mortgage-backed securities, partially offset by principal payments received on loans and mortgage-backed securities.

        Total liabilities grew by $2.1 million, to $508.9 million, during the three months ended March 31, 2002, primarily due to an increase of $2.9 million in deposits.

        Shareholders' equity increased by $1.1 million, to $39.1 million, during the three months ended March 31, 2002. Changes in shareholders' equity were due to the following factors:

  •
  The Company recorded $1.5 million of net income for the first three months of 2002.

  •
  The Company declared and paid cash dividends of $194,000 for the first three months of 2002.

  •
  Accumulated other comprehensive loss (i.e. unrealized loss on investment securities available for sale, net of income taxes) increased by $153,000, primarily due to unrealized losses on the mortgage-backed securities purchased during the first three months of 2002.

  •
  Common stock in treasury decreased by $11,000 during the first three months of 2002, primarily due to the issuance of 15,084 shares of common stock in treasury, at an aggregate cost of $234,000, under the Company's employee stock purchase plan, non-employee directors stock purchase plan, and employee stock option plan. This decrease in treasury stock was partially offset by the $223,000 purchase of 10,000 shares of the Company's stock under its stock repurchase plan.

Allowance for Loan Losses

        The allowance for loan losses increased by $430,000, to $8.4 million, during the three months ended March 31, 2002, due to $100,000 in provision for loan losses and $330,000 in net recoveries. The allowance for loan losses as a percentage of loans was 1.84% at March 31, 2002, as compared to 1.72% at December 31, 2001.

        The overall economic factors and conditions affecting the Company's allowance for loan losses at March 31, 2002, are consistent with the various factors that the Company has experienced over the last 12 months. While there had been a general decline in the economy during the third and fourth quarters of 2001, there appears to have been a slight improvement in the economy during the first quarter of 2002.

        The Company's management considered the following recent loan loss and credit experience in evaluating the allowance for loan losses at March 31, 2002:

  •
  During the three months ended March 31, 2002, recoveries exceeded charge-offs by $330,000.

  •
  During the year ended December 31, 2001, recoveries exceeded charge-offs by $46,000.

  •
  There was only $153,000 of non-accrual loans and no other real estate owned at March 31, 2002.

  •
  Prior to March 31, 2002, there were no non-accrual loans at quarter end for the last three quarters.

  •
  During the first quarter of 2002, the prime rate remained unchanged at 4.75%. However, during 2001, the prime rate dropped 475 basis points, to 4.75%. As a result, most of the Company's adjustable rate borrowers experienced some decline in the interest payments on their loans, which strengthened their debt service capabilities. However, these borrowers did not realize the full impact of the prime rate reduction on their loan payments due to interest rate floors that exist on most of the Company's adjustable rate loans. As of March 31, 2002, 84.4% of the Company's loan portfolio consisted of adjustable rate loans, and 42.0% consisted of prime rate loans.

        In addition to recent loan loss and credit experience, management considers historical loan loss experience as well as changes within the loan portfolio in evaluating the adequacy of the allowance for loan losses. Changes in the loan portfolio include (i) the growth in SBA lending, (ii) changes in geographic concentration, (iii) changes in the collateral mix of the loan portfolio, and (iv) the debt service ability of borrowers. In addition, management attempts to factor in the changes that relate to the economy in specific cities or locations. Most of these factors (geographic concentration, collateral concentration, debt service coverage of borrowers, and current vacancy rates) are favorable to the Company's current loan portfolio as compared to the loan portfolio of the 1991 - 1993 recessionary economic period. Management believes that the ability to predict the direction of the current U.S. economy is difficult given the continued risk of terrorism, the negative impact of declines in corporate earnings, and the loss of consumer confidence. Management feels that the economy may only experience slow to modest growth during the remainder of 2002 and possibly into 2003. In considering all of the above factors, management believes that the allowance for loan losses as of March 31, 2002 is adequate.

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

        The following table sets forth certain information with respect to the Company's allowance for loan losses for the periods indicated (dollars in thousands):

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001	Twelve Months Ended December 31, 2001
Allowance at beginning of period	$7,946	$7,240	$7,240
Provision for loan losses	100	40	660
Net (charge-offs) recoveries:
Charge-offs	—	—	(111)
Recoveries	330	117	157

Total net (charge-offs) recoveries	330	117	46

Allowance at end of period	$8,376	$7,397	$7,946

Allowance to total loans	1.84%	1.89%	1.72%
Allowance to non-accrual loans	5474.51%	NM	NM
Annualized net (charge-offs) recoveries to average loans	0.29%	0.12%	0.01%

NM means Not Meaningful.

NON-PERFORMING ASSETS

        The following table sets forth non-accrual loans and OREO as of the dates indicated (dollars in thousands):

	March 31, 2002	December 31, 2001	March 31, 2001
Non-accrual loans	$153	$—	$889
Other real estate owned (OREO)	—	—	—

Total non-performing assets	$153	$—	$889

Non-accrual loans to total loans	0.03%	—	0.23%
Total non-performing assets to total assets	0.03%	—	0.15%

        As of March 31, 2002, the Company had non-accrual loans totaling $153,000, which consisted of two SBA 7(a) loans that had transferred from accrual status. Of this balance, $80,000 was guaranteed by the SBA.

LIQUIDITY

        The Company's primary sources of funds are deposits, borrowings, and payments of principal and interest on loans and investment securities. While maturities and scheduled principal amortization on loans are a reasonably predictable source of funds, deposit flows and mortgage loan prepayments are greatly influenced by the level of interest rates, economic conditions, and competition. As a measure of protection against these uncertainties, the Company maintains borrowing relationships with several brokers, whereby the Company is able to borrow funds that are secured by pledging specific amounts of certain U.S. government sponsored agency securities. The Company is generally able to borrow up to 98% of the market value of these securities. As of March 31, 2002, the market values of U.S. government sponsored agency securities that were available for collateral purposes totaled $32.1 million.

        The Bank also has a fixed rate borrowing facility with the State of California Treasurer's Office under which the Bank can borrow an amount not to exceed its unconsolidated total shareholder's equity. Borrowing maturity dates under this program cannot exceed one year. The State of California requires collateral with a value of at least 110% of the outstanding borrowing amount. The Bank has pledged specific amounts of certain U.S. government sponsored agency securities to meet the collateral requirement under this borrowing facility. As of March 31, 2002, the Bank's unconsolidated total shareholder's equity was $51.8 million and the Bank had no outstanding borrowings from the State of California.

        During the second quarter of 2001, the Bank became a member of the FHLB, which serves as a source of both fixed rate and adjustable rate borrowings, with maturities ranging from one day to 30 years. Under the FHLB's borrowing program, the Bank has the option to use either its commercial real estate loans or U.S. government sponsored agency mortgage-backed securities as collateral for FHLB borrowings. As of March 31, 2002, the Bank had pledged commercial real estate loans to secure this credit facility, which totaled $105.4 million based on 20% of its unconsolidated total assets of $526.9 million. Against this facility, the Bank had long-term fixed rate advances totaling $40.0 million, which consisted of $20.0 million at 3.01% maturing in November of 2003 and $20.0 million at 3.30% maturing in May of 2004. As of March 31, 2002, the Bank had a required investment in FHLB stock of $2.0 million.

DIVIDENDS

        As a Delaware corporation, Pacific Crest may pay common dividends out of surplus or, if there is no surplus, from net profits for the current and preceding fiscal year. Pacific Crest, on an unconsolidated basis, had approximately $3.3 million in cash and investments less current liabilities and short-term debt at March 31, 2002. However, these funds are necessary to pay future operating expenses of Pacific Crest, service all outstanding debt, including the $17.25 million junior subordinated debentures payable to PCC Capital, and fund possible future capital infusions into the Bank. Without dividends from the Bank, Pacific Crest must rely solely on existing cash, investments, and the ability to secure borrowings.

        The Bank's ability to pay dividends to Pacific Crest is restricted by California state law, which requires that sufficient retained earnings be available to pay the dividend. On March 15, 2002, the Bank paid a cash dividend of $800,000 to Pacific Crest for the first quarter of 2002. At March 31, 2002, the Bank had retained earnings of $22.4 million available for future dividend payments.

        On January 23, 2002, the Company announced that the Board of Directors had declared a cash dividend of $0.08 per common share for the first quarter of 2002. The dividend was paid on March 15, 2002 to shareholders of record at the close of business on March 1, 2002.

CAPITAL RESOURCES

        The Company's objective is to maintain a level of capital that will support sustained asset growth, provide for anticipated credit risks, and ensure that regulatory guidelines and industry standards are met. Pacific Crest and the Bank are subject to certain minimum capital adequacy and minimum well capitalized category guidelines adopted by the Federal Reserve and the FDIC. These guidelines relate primarily to the leverage ratio, the Tier 1 risk-based capital ratio, and the total risk-based capital ratio. The minimum well capitalized required ratios are 5.00% leverage, 6.00% Tier 1 risk-based capital, and 10.00% total risk-based capital. The minimum capital adequacy required ratios are 4.00% leverage, 4.00% Tier 1 risk-based capital, and 8.00% total risk-based capital. At March 31, 2002, Pacific Crest and the Bank were in compliance with all such capital requirements.

        The following table presents the regulatory ratios of Pacific Crest and the Bank as of the dates indicated:

Actual	Leverage Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio
March 31, 2002
Pacific Crest Capital, Inc.	9.53%	11.78%	13.96%
Pacific Crest Bank	9.52%	11.75%	13.00%
December 31, 2001
Pacific Crest Capital, Inc.	9.49%	11.11%	13.36%
Pacific Crest Bank	9.61%	11.22%	12.47%
Requirements
Minimum Well Capitalized	5.00%	6.00%	10.00%
Minimum Capital Adequacy	4.00%	4.00%	8.00%

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

	March 31, 2002	December 31, 2001	Increase (Decrease)
Total interest-sensitive assets maturing or repricing within one year ("one-year assets")	$318,740	$329,491	$(10,751)
Total interest-sensitive liabilities maturing or repricing within one year ("one-year liabilities")	406,556	408,971	(2,415)

One-year GAP	$(87,816)	$(79,480)	$(8,336)

        The one-year GAP decreased by $8.3 million during the first three months of 2002, principally due to a decrease in one-year assets of $10.7 million, partially offset by a decrease in one-year liabilities of $2.4 million.

        The decline in one-year assets was primarily due to a $12.0 million decrease in securities purchased under resale agreements. This was principally attributable to the $25.5 million redemption of such securities to purchase long-term, fixed rate mortgage-backed securities, partially offset by the investment of cash received from principal payments on loans and mortgage-backed securities.

        The decline in one-year liabilities was primarily due to decreases of $3.7 million and $2.6 million in one-year certificates of deposit and savings accounts, respectively, partially offset by an increase of $3.9 million in checking accounts.

        The Company has assumed, for purposes of the GAP table below, that its checking and savings accounts reprice immediately.

        The GAP table below provides information about the Company's balance sheet non-derivative financial instruments at March 31, 2002 that are sensitive to changes in interest rates. For all financial instruments, the table presents the outstanding principal balance and the weighted average interest yield/rate of the instruments by either the date that the instrument can be repriced, for adjustable rate financial instruments, or the maturity date, for fixed rate financial instruments (dollars in thousands):

	Maturity or Repricing Date
March 31, 2002	Within 6 Months	Over 6 to 12 Months	Over 12 to 18 Months	Over 18 to 24 Months	Over 24 Months	Total
Interest-Sensitive Assets:
Securities purchased under resale agreements	$4,162	$—	$—	$—	$—	$4,162
average yield (variable rate)	1.75%	—	—	—	—	1.75%
U.S. government sponsored agency mortgage-backed securities	—	—	—	—	74,131	74,131
average yield (fixed rate)	—	—	—	—	5.93%	5.93%
Corporate debt securities	3,379	—	—	—	—	3,379
average yield (variable rate)	4.01%	—	—	—	—	4.01%
Loans, gross	252,783	58,416	18,347	24,254	100,545	454,345
average yield	8.18%	7.61%	9.07%	8.40%	8.35%	8.19%

Total interest-sensitive assets	$260,324	$58,416	$18,347	$24,254	$174,676	$536,017

Interest-Sensitive Liabilities:
Checking accounts	$18,836	$—	$—	$—	$—	$18,836
average rate (variable rate)	1.87%	—	—	—	—	1.87%
Savings accounts	133,509	—	—	—	—	133,509
average rate (variable rate)	2.41%	—	—	—	—	2.41%
Certificates of deposit	167,169	47,042	5,528	12,388	19,965	252,092
average rate (fixed rate)	4.68%	3.67%	4.78%	3.92%	6.09%	4.57%
FHLB advances	—	—	—	20,000	20,000	40,000
average rate (fixed rate)	—	—	—	3.01%	3.30%	3.16%
Term borrowings	30,000	10,000	—	—	—	40,000
average rate (fixed rate)	6.63%	6.61%	—	—	—	6.63%
Trust preferred securities	—	—	—	—	17,250	17,250
average rate (fixed rate)	—	—	—	—	9.38%	9.38%

Total interest-sensitive liabilities	$349,514	$57,042	$5,528	$32,388	$57,215	$501,687

GAP	$(89,190)	$1,374	$12,819	$(8,134)	$117,461	$34,330

Cumulative GAP	(89,190)	(87,816)	(74,997)	(83,131)	34,330

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

        There are claims currently pending against the Company that management considers to be merely incidental to normal operations. In addition, management, after review, including consultation with counsel, believes that the ultimate liability, if any, that could arise from such claims would not materially affect the Company's financial position or results of operations.

ITEM 2. Changes in Securities and Use of Proceeds

        None.

ITEM 3. Defaults upon Senior Securities

        None.

ITEM 4. Submission of Matters to a Vote of Security Holders

        None.

ITEM 5. Other Information

        None.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
	10.14.7	Employment Agreement between the Company and Kimberlee von Disterlo.
(b)	Reports on Form 8-K
The Company filed no reports on Form 8-K during the quarter ended March 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC CREST CAPITAL, INC.
Date: May 10, 2002	/s/ GARY WEHRLE Gary Wehrle President and Chief Executive Officer
Date: May 10, 2002	/s/ ROBERT J. DENNEN Robert J. Dennen Senior Vice President, Chief Financial Officer, and Corporate Secretary

QuickLinks

PACIFIC CREST CAPITAL, INC. CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)
PACIFIC CREST CAPITAL, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (dollars in thousands, except per share data)
PACIFIC CREST CAPITAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited) (dollars and shares in thousands)
PACIFIC CREST CAPITAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in thousands)
PACIFIC CREST CAPTIAL, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2002 (Unaudited)
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
RESULTS OF OPERATIONS
FINANCIAL CONDITION
NON-PERFORMING ASSETS
LIQUIDITY
DIVIDENDS
CAPITAL RESOURCES
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings
ITEM 2. Changes in Securities and Use of Proceeds
ITEM 3. Defaults upon Senior Securities
ITEM 4. Submission of Matters to a Vote of Security Holders
ITEM 5. Other Information
ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES