Form 10-Q
period 2002-06-30
PACIFIC CREST CAPITAL INC
filed 2002-08-14
CIK 912048

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of August 5, 2002, the number of shares outstanding of the registrant's $ .01 par value Common Stock was 2,437,326.

9.375% Cumulative Trust Preferred Securities of PCC Capital I

Guarantee of Pacific Crest Capital, Inc. with respect to the
9.375% Cumulative Trust Preferred Securities of PCC Capital I

PACIFIC CREST CAPITAL, INC.

June 30, 2002 FORM 10-Q

TABLE OF CONTENTS

PACIFIC CREST CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	June 30, 2002	December 31, 2001
	(Unaudited)	(Audited)
Assets
Cash	$7,367	$2,508
Securities purchased under resale agreements	3,456	16,174

Cash and cash equivalents	10,823	18,682

Investment securities available for sale, at market	71,464	58,952
Loans:
Commercial real estate loans	434,327	430,420
SBA loans held for investment	11,401	11,369
SBA loans held for sale, at lower of cost or market	14,286	12,797
Other loans	8,580	7,393

Gross loans	468,594	461,979
Deferred loan costs (fees)	21	(4)
Allowance for loan losses	(8,529)	(7,946)

Net loans	460,086	454,029

Investment in FHLB stock	4,125	2,000
Deferred income taxes, net	4,045	5,203
Accrued interest receivable	2,632	2,532
Prepaid expenses and other assets	1,768	2,087
Premises and equipment	1,237	1,273

Total assets	$556,180	$544,758

Liabilities
Deposits:
Checking accounts	$15,523	$14,912
Savings accounts	133,407	136,145
Certificates of deposit	228,039	250,466

Total deposits	376,969	401,523

Borrowings:
FHLB advances	82,500	40,000
Term borrowings	30,000	40,000
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures ("Trust preferred securities")	17,250	17,250

Total borrowings	129,750	97,250

Accrued interest payable and other liabilities	8,205	8,010

Total liabilities	514,924	506,783

Shareholders' Equity
Common stock, $.01 par value (10,000,000 shares authorized, 2,986,530 shares issued at June 30, 2002 and December 31, 2001)	30	30
Additional paid-in capital	27,622	27,780
Retained earnings	22,017	19,140
Accumulated other comprehensive income (loss)	296	(198)
Common stock in treasury, at cost (550,764 shares at June 30, 2002 and 566,381 shares at December 31, 2001)	(8,709)	(8,777)

Total shareholders' equity	41,256	37,975

Total liabilities and shareholders' equity	$556,180	$544,758

Tangible book value per common share	$16.94	$15.69

See accompanying Notes to Consolidated Financial Statements.

PACIFIC CREST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Interest income:
Loans	$9,380	$9,338	$18,883	$18,766
Securities purchased under resale agreements	18	85	121	217
Investment securities available for sale	1,032	2,323	1,790	5,491

Total interest income	10,430	11,746	20,794	24,474

Interest expense:
Deposits:
Checking accounts	61	107	124	220
Savings accounts	669	1,288	1,370	2,857
Certificates of deposit	2,681	4,593	5,671	9,732

Total interest on deposits	3,411	5,988	7,165	12,809

Borrowings:
Securities sold under repurchase agreements	—	28	—	182
State of California borrowings	—	134	—	416
FHLB advances	401	—	712	—
Term borrowings	521	670	1,184	1,332
Trust preferred securities	405	405	809	809

Total interest on borrowings	1,327	1,237	2,705	2,739

Total interest expense	4,738	7,225	9,870	15,548

Net interest income	5,692	4,521	10,924	8,926
Provision for loan losses	150	40	250	80

Net interest income after provision for loan losses	5,542	4,481	10,674	8,846

Non-interest income:
Loan prepayment and late fee income	151	78	357	210
Gain on sale of SBA 7(a) loans	196	149	196	310
Gain on sale of SBA 504 loans and broker fee income	300	131	432	229
Gain (loss) on sale of investment securities	—	1	—	(11)
Other income	220	200	506	360

Total non-interest income	867	559	1,491	1,098

Non-interest expense:
Salaries and employee benefits	2,089	1,654	4,270	3,255
Net occupancy expenses	516	411	921	802
Communication and data processing	268	262	514	515
Legal, audit, and other professional fees	180	133	179	246
Travel and entertainment	135	121	242	208
Credit and collection expenses	22	—	22	—
Other expenses	137	135	275	284

Total non-interest expense	3,347	2,716	6,423	5,310

Income before income taxes	3,062	2,324	5,742	4,634
Income tax provision	1,319	971	2,476	1,935

Net income	$1,743	$1,353	$3,266	$2,699

Earnings per common share:
Basic	$0.72	$0.55	$1.34	$1.08
Diluted	$0.65	$0.51	$1.23	$1.01
See accompanying Notes to Consolidated Financial Statements.

PACIFIC CREST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(dollars and shares in thousands)

			Common Stock in Treasury
	Common Stock						Accumulated Other Comprehensive Income (Loss)
					Additional Paid-in Capital	Retained Earnings		Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2000	2,986	$30	(471)	$(6,900)	$27,790	$14,542	$(1,532)	$33,930
Comprehensive income:
Net income	—	—	—	—	—	2,699	—	2,699
Unrealized loss on investment securities available for sale, net of income taxes	—	—	—	—	—	—	1,246	1,246

Total comprehensive income								3,945
Issuances of common stock in treasury:
Employee stock purchase plan	—	—	4	62	(7)	—	—	55
Non-employee directors' stock purchase plan	—	—	1	22	3	—	—	25
Employee stock option plan	—	—	2	25	(7)	—	—	18
Purchase of common stock in treasury	—	—	(54)	(1,021)	—	—	—	(1,021)
Cash dividends paid ($0.16 per share)	—	—	—	—	—	(398)	—	(398)

Balances at June 30, 2001	2,986	$30	(518)	$(7,812)	$27,779	$16,843	$(286)	$36,554

Balances at December 31, 2001	2,986	$30	(566)	$(8,777)	$27,780	19,140	$(198)	$37,975
Comprehensive income:
Net income	—	—	—	—	—	3,266	—	3,266
Unrealized loss on investment securities available for sale, net of income taxes	—	—	—	—	—	—	494	494

Total comprehensive income								3,760
Issuances of common stock in treasury:
Employee stock purchase plan	—	—	3	55	(4)	—	—	51
Non-employee directors' stock purchase plan	—	—	1	17	9	—	—	26
Employee stock option plan	—	—	30	465	(163)	—	—	302
Purchase of common stock in treasury	—	—	(19)	(469)	—	—	—	(469)
Cash dividends paid ($0.16 per share)	—	—	—	—	—	(389)	—	(389)

Balances at June 30, 2002	2,986	$30	(551)	$(8,709)	$27,622	$22,017	$296	$41,256

See accompanying Notes to Consolidated Financial Statements.

PACIFIC CREST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2002	2001
Operating activities:
Net income	$3,266	$2,699
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	250	80
Gain on sale of SBA 7(a) loans held for sale	(196)	(310)
Gain on sale of SBA 504 loans held for sale	(44)	(136)
Loss on sale of investment securities	—	11
Depreciation and amortization of premises and equipment	199	199
Amortization (accretion) of deferred loan costs (fees)	6	(30)
Amortization of premium on investment securities	439	108
Dividends on FHLB stock	(50)	—
Deferred income tax expense (benefit)	(4)	33
Proceeds from sales of SBA 7(a) loans held for sale	2,861	5,748
Proceeds from sales of SBA 504 loans held for sale	821	2,557
Originations of SBA 7(a) loans held for sale	(4,485)	(3,625)
Originations of SBA 504 loans held for sale	(902)	(2,091)
Federal income tax refund	804	—
(Increase) decrease in accrued interest receivable	(100)	2,518
Decrease in prepaid expenses and other assets	377	28
Increase in accrued interest payable and other liabilities	195	695

Net cash provided by operating activities	3,437	8,484

Investing activities:
Purchases of mortgage-backed securities	(25,462)	(82,499)
Principal payments on mortgage-backed securities	13,363	3,701
Proceeds from calls and sales of callable bonds	—	150,188
Proceeds from sales of mortgage-backed securities	—	23,734
Originations of loans held for investment	(51,564)	(29,536)
Purchases of loans held for investment	(4,915)	—
Principal payments on loans	52,053	28,863
Purchases of FHLB stock	(2,075)	(832)
Purchases of premises and equipment, net	(163)	(131)

Net cash (used in) provided by investing activities	(18,763)	93,488

Financing activities:
Net increase (decrease) in checking accounts	611	(588)
Net decrease in savings accounts	(2,738)	(9,806)
Net decrease in certificates of deposit	(22,427)	(64,160)
Net decrease in securities sold under repurchase agreements	—	(23,500)
Net increase in State of California borrowings	—	2,000
Net increase in FHLB advances	42,500	—
Net decrease in term borrowings	(10,000)	—
Purchase of common stock in treasury, at cost	(469)	(1,021)
Cash dividends paid	(389)	(398)
Proceeds from exercise of stock options	302	18
Proceeds from employees and directors stock purchase plans	77	80

Net cash provided by (used in) financing activities	7,467	(97,375)

Net (decrease) increase in cash and cash equivalents	(7,859)	4,597
Cash and cash equivalents at beginning of period	18,682	5,336

Cash and cash equivalents at end of period	$10,823	$9,933

See accompanying Notes to Consolidated Financial Statements.

PACIFIC CREST CAPTIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
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

Note 2. Computation of Tangible Book Value Per Common Share

        Tangible book value per common share was calculated by dividing total shareholders' equity by the number of common shares issued less common shares held in treasury. The tables below present the computation of tangible book value per common share as of the dates indicated (in thousands, except share data):

	June 30, 2002	December 31, 2001
Total shareholders' equity	$41,256	$37,975

Common shares issued	2,986,530	2,986,530
Less: common shares held in treasury	(550,764)	(566,381)

Common shares outstanding	2,435,766	2,420,149

Tangible book value per common share	$16.94	$15.69

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

        The tables below present the basic and diluted earnings per common share computations for the periods indicated (dollars and shares in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income	$1,743	$1,353	$3,266	$2,699

Basic weighted average common shares outstanding	2,434	2,478	2,429	2,493
Dilutive effect of potential common share issuances from stock options	247	180	237	166

Diluted weighted average common shares outstanding	2,681	2,658	2,666	2,659

Earnings per common share:
Basic	$0.72	$0.55	$1.34	$1.08
Diluted	$0.65	$0.51	$1.23	$1.01

Note 4. Supplemental Disclosure of Cash Flow Information

        For purposes of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, cash and cash equivalents include "Cash" and "Securities purchased under resale agreements." Supplemental disclosure of cash flow information is as follows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2002	2001
Cash paid during the period for:
Interest	$10,072	$15,986
Income taxes	2,175	1,360

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

		Gross Unrealized
	Amortized Cost			Estimated Fair Value	Weighted Average Yield
		Gains	Losses
June 30, 2002
Investment securities available for sale:
U.S. government sponsored agency mortgage-backed securities	$66,820	$1,353	$—	$68,173	5.69%
Corporate debt securities	4,133	—	(842)	3,291	3.76%

Total investment securities	$70,953	$1,353	$(842)	$71,464	5.58%

December 31, 2001
Investment securities available for sale:
U.S. government sponsored agency mortgage-backed securities	55,169	368	—	55,537	5.31%
Corporate debt securities	4,124	—	(709)	3,415	4.21%

Total investment securities	$59,293	368	$(709)	$58,952	5.24%

        The Company's investment securities portfolio at June 30, 2002 consisted of fixed rate investments in U.S. government sponsored agency mortgage-backed securities issued by Fannie Mae and Ginnie Mae, as well as adjustable rate investments in investment grade corporate debt securities.

        The Company's entire investment securities portfolio at June 30, 2002 was scheduled to mature after ten years.

        U.S. government sponsored agency securities with market values totaling $39.6 million and $47.3 million were pledged to secure borrowings aggregating $30.0 million and $40.0 million at June 30, 2002 and at December 31, 2001, respectively.

Note 6. SBA Loans Held for Sale

        The table below presents the Company's U.S. Small Business Administration ("SBA") loans held for sale as of the dates indicated (in thousands):

	June 30, 2002	December 31, 2001
SBA guaranteed 7(a) loans	$12,701	$11,308
SBA 504 loans	1,585	1,489

Total SBA loans held for sale	$14,286	$12,797

Note 7. FHLB Advances

        As of June 30, 2002 and December 31, 2001, the Company had Federal Home Loan Bank ("FHLB") advances secured by commercial real estate loans and a required investment in FHLB stock of $4.1 million and $2.0 million, respectively. The tables below describe the attributes of the FHLB advances as of the dates indicated (dollars in thousands):

	June 30, 2002
Borrowing Date
	Amount	Rate	Maturity Date
Short-term, variable rate:
June 2002	$42,500	2.01%	July 2002
Long-term, fixed rate:
November 2001	20,000	3.01%	November 2003
November 2001	20,000	3.30%	May 2004

Total long-term	40,000	3.16%

Total FHLB advances	$82,500	2.57%

	December 31, 2001
Borrowing Date
	Amount	Rate	Maturity Date
Long-term, fixed rate:
November 2001	$20,000	3.01%	November 2003
November 2001	20,000	3.30%	May 2004

Total FHLB advances	$40,000	3.16%

Note 8. Term Borrowings

        The Company had fixed rate, long-term borrowings through one broker at June 30, 2002 and December 31, 2001. This debt is secured by pledging specific amounts of certain U.S. government sponsored agency securities.The tables below reflect the attributes of the Company's term borrowings as of the dates indicated (dollars in thousands):

	June 30, 2002
Borrowing Date
	Amount	Rate	Maturity Date
September 2000	$20,000	6.62%	September 2002
October 2000	10,000	6.61%	October 2002

Total term borrowings	$30,000	6.62%

	December 31, 2001
Borrowing Date
	Amount	Rate	Maturity Date
October 2000	$10,000	6.65%	April 2002
September 2000	20,000	6.62%	September 2002
October 2000	10,000	6.61%	October 2002

Total term borrowings	$40,000	6.63%

Note 9. Federal Income Tax Refund

        In April of 2002, the Company received a payment from the Internal Revenue Service ("IRS") in connection with a refund claim filed by the Company for a prior year's income taxes. The total amount of the payment was $1,218,000, which was comprised of $804,000 for income taxes and $414,000 for interest. The $804,000 was applied as a reduction of "Deferred income taxes, net" on the Consolidated Balance Sheets, while the $414,000 was applied to a receivable included in "Prepaid expenses and other assets". The Company had accrued as "Other income" $300,000 of the interest during the fourth quarter of 2001 and accrued the remaining $114,000 during the first quarter of 2002.

Note 10. Recent Accounting Pronouncements

        In July of 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS 141"), and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations, although certain combinations initiated prior to July 1, 2001 are exempt from the provisions of SFAS 141. In addition, SFAS 141 further clarifies the criteria for recognition of intangible assets separately from goodwill. This statement is effective for business combinations completed after June 30, 2001. SFAS 142 requires that upon adoption, amortization of goodwill will cease and the carrying value of goodwill shall be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment. SFAS 142 is effective for fiscal years beginning after December 15, 2001. As of June 30, 2002, the Company had no goodwill recorded on its Consolidated Balance Sheet. The adoption of the provisions of SFAS 141 and SFAS 142 did not have an impact on the Company's consolidated financial position or results of operations.

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

        In April of 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt ("SFAS 4"), and an amendment of that SFAS, SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. SFAS 145 also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. Further, SFAS 145 amends SFAS No. 13, Accounting for Leases ("SFAS 13"), to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or described their applicability under changed conditions. This pronouncement requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if the criteria in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and

Transactions, have been met. Further, lease modifications with economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS 145 related to the rescission of SFAS 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to SFAS 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS 145 did not have and is not expected to have a material impact on the Company's consolidated financial position or results of operations.

Note 11. Subsequent Events

        In July of 2002, the Company borrowed $30 million from the FHLB, consisting of $20 million at 2.29%, maturing in January of 2004, and $10 million at 2.68%, maturing in July of 2004. In August of 2002, the Company borrowed $20 million from the FHLB at 3.03%, maturing in August of 2005. The Company obtained this total of $50 million in long-term advances in order to take advantage of favorable long-term borrowing rates. These advances replaced the Company's $42.5 million in short-term, overnight advances outstanding at June 30, 2002. Adding these long-term advances in July and August of 2002, together with the $40 million of long-term advances obtained in November of 2001, resulted in current total long-term FHLB advances of $90 million, with a weighted average interest rate of 2.88%.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following is management's discussion and analysis of the major factors that influenced the consolidated results of operations and financial condition of the Company for the period ended June 30, 2002. This analysis should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission, and with the unaudited financial statements and notes as set forth in this report.

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

Capital

        As of June 30, 2002, Pacific Crest's leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 9.97%, 11.90%, and 13.94%, respectively. The Bank's leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 9.82%, 11.69%, and 12.94%, respectively. These ratios placed Pacific Crest and the Bank in the "well-capitalized" category as defined by federal regulations, which require corresponding capital ratios of 5%, 6% and 10%, respectively, to qualify for that designation.

Dividends

        On July 26, 2002, the Company announced that the Board of Directors had declared a cash dividend of $0.10 per common share for the third quarter of 2002. The dividend will be paid on September 13, 2002 to shareholders of record at the close of business on August 30, 2002.

        On May 13, 2002, the Company announced that the Board of Directors had declared a cash dividend of $0.08 per common share for the second quarter of 2002. The dividend was paid on June 14, 2002 to shareholders of record at the close of business on May 31, 2002. During the first quarter of 2002, the Company declared and paid a cash dividend of $0.08 per common share. The total amount of cash dividends paid during the six months ended June 30, 2002 was $389,000.

Stock Repurchase Plan

        During the six months ended June 30, 2002, pursuant to its common stock repurchase program, the Company repurchased 18,800 shares of its common stock at an average cost per share of $24.94. The total amount paid for these shares was approximately $469,000. During the same period, the Company utilized repurchased shares for all of its common stock issuances under the Company's employee stock purchase plan, non-employee directors stock purchase plan, and employee stock option plan, which totaled 34,417 shares. As of June 30, 2002, the Company had 15,700 shares remaining authorized for repurchase under its common stock repurchase program.

Sale of Interest Rate Cap Agreement

        On February 8, 2000, the Company sold its interest rate cap agreement and recognized a deferred gain of $1.8 million, which was reported in the Consolidated Balance Sheets under the caption, "Accrued interest payable and other liabilities". The deferred gain is being amortized as a credit to "Interest expense—deposits" over the remaining life of the original interest rate cap agreement, which had a maturity date of June 8, 2003. During the six months ended June 30, 2002 and 2001, the amount of deferred gain amortization totaled $275,000, which resulted in a reduction in interest expense on deposits. As of June 30, 2002, the remaining, unamortized deferred gain totaled $519,000 and will be amortized as follows: $279,000 for the last six months of 2002 and $240,000 for the first six months of 2003.

FHLB Credit Line Expansion

        In July of 2002, the FHLB approved an increase in Pacific Crest Bank's available credit line from 20% of total assets to 35% of total assets. As a result, the Bank's credit line increased by $81.5 million, to $190.2 million. All FHLB advances must be secured by eligible loans and/or eligible securities. The FHLB credit facility serves as an excellent source of low cost funding and is a critical component of the Company's strategy to reduce funding costs. The Company is focusing on using the FHLB credit facility primarily for fixed rate advances with 12-36 month terms as part of its hedging strategy to insulate the Company from potentially higher interest rates in 2003 and 2004.

        In July of 2002, the Company borrowed $30 million from the FHLB, consisting of $20 million at 2.29%, maturing in January of 2004, and $10 million at 2.68%, maturing in July of 2004. In August of 2002, the Company borrowed $20 million from the FHLB at 3.03%, maturing in August of 2005. The Company obtained this total of $50 million in long-term advances in order to take advantage of favorable long-term borrowing rates. These advances replaced the Company's $42.5 million in short-term, overnight advances outstanding at June 30, 2002. Adding these long-term advances in July and August of 2002, together with the $40 million of long-term advances obtained in November of 2001, resulted in current total long-term FHLB advances of $90 million, with a weighted average interest rate of 2.88%.

Corporate Governance

        The following are some of the key corporate governance practices at the Company, which are oriented to ensure that there are no conflicts of interest and that the Company is operated in the best interest of shareholders:

  •
  Four of the Company's five directors are independent outside directors.

  •
  None of the Company's officers and directors has loans from the Company.

  •
  There are no loans by the Company to outside companies controlled by or affiliated with officers or directors.

  •
  Outside directors do not receive compensation from the Company other than director fees. In recent years, outside directors have elected to receive 50% of their director fees in shares of Pacific Crest common stock.

  •
  The Company's Board of Directors has audit, compensation, and corporate governance/nominating committees comprised solely of independent outside directors.

        Additionally, one of the Company's directors, Rudolph I. Estrada, is a member of the National Association of Corporate Directors and Chairman of the Company's Corporate Governance/Nominations Committee.

Declining Interest Rate Environment

        During the first six months of 2002, the Federal Reserve left the federal funds rate unchanged at 1.75%. However, during 2001, the Federal Reserve lowered the federal funds rate by a total of 475 basis points, to 1.75%. The impact of this cumulative reduction led to a lower interest rate environment in 2001, which continued into the first six months of 2002, and resulted in (i) issuer calls of $219.2 million and Company sales of $10.0 million of the Company's fixed rate, U.S. government sponsored agency callable bonds (the "callable bonds"), (ii) downward repricing of the Company's adjustable rate loans, and (iii) the Company's lowering of interest rates on all of its deposit products. Additionally, the interest rates declined on the Company's adjustable rate investments and borrowings.

Loan Originations

        The following table presents the Bank's loan originations for the periods indicated (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	Amounts			Amounts
			% Change			% Change
	2002	2001		2002	2001
Commercial real estate loans	$28,813	$19,397	48.5%	$49,506	$24,797	99.6%
SBA business loans:
7(a) — guaranteed portion	3,028	3,271	(7.4%)	4,485	3,625	23.7%
7(a) — unguaranteed portion	965	1,060	(9.0%)	1,369	1,132	20.9%

Total 7(a) loans	3,993	4,331	(7.8%)	5,854	4,757	23.1%
Total 504 loans	1,591	4,590	(65.3%)	1,591	5,698	(72.1%)

Total SBA loans	5,584	8,921	(37.4%)	7,445	10,455	(28.8%)

Total loan originations	$34,397	$28,318	21.5%	$56,951	$35,252	61.6%

Earnings Performance Summary

        The following table presents condensed statements of income and related performance data for the periods indicated and the dollar and percentage changes between the periods (dollars in thousands, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	Amounts		Increase (Decrease)		Amounts		Increase (Decrease)
	2002	2001	$	%	2002	2001	$	%
Net interest income	$5,692	$4,521	$1,171	25.9%	$10,924	$8,926	$1,998	22.4%
Provision for loan losses	150	40	110	275.0%	250	80	170	212.5%
Non-interest income	867	559	308	55.1%	1,491	1,098	393	35.8%
Non-interest expense	3,347	2,716	631	23.2%	6,423	5,310	1,113	21.0%

Income before income taxes	3,062	2,324	738	31.8%	5,742	4,634	1,108	23.9%
Income tax provision	1,319	971	348	35.8%	2,476	1,935	541	28.0%

Net income	$1,743	$1,353	$390	28.8%	$3,266	$2,699	$567	21.0%

Diluted earnings per share	$0.65	$0.51			$1.23	$1.01
Cash dividends per share	$0.08	$0.08			$0.16	$0.16
Return on average shareholders' equity(1)	17.48%	15.00%			16.68%	15.10%
Return on average total assets	1.27%	0.97%			1.19%	0.92%
Operating expense to average total assets	2.43%	1.94%			2.33%	1.82%
Efficiency ratio	50.69%	53.48%			51.56%	52.91%

(1)
Calculation excludes average accumulated other comprehensive income (loss) from average shareholders' equity.

  Three Months Ended June 30, 2002 and 2001

        Net income was $1.7 million (or $0.65 per common share on a diluted basis) for the three months ended June 30, 2002, compared to $1.4 million (or $0.51 per common share on a diluted basis) for the corresponding period in 2001. Pre-tax income was $3.1 million for the three months ended June 30, 2002 and $2.3 million for the same period in 2001. The following describes the changes in the major components of pre-tax income for the three months ended June 30, 2002 compared to the same period in 2001:

  •
  Net interest income grew by $1.2 million, to $5.7 million, primarily due to a decline in interest expense, which was attributable to the Company's lowering of interest rates on its deposits and related deposit run-off. The decreases in interest rates on the Company's deposits resulted from a lower interest rate environment due to the reduction of 475 basis points, to 1.75%, in the federal funds rate by the Board of Governors of the Federal Reserve System (the "Federal Reserve") during 2001. Partially offsetting the decline in interest expense was a drop in interest income, which was primarily due to the calls and sales of the Company's callable bonds in 2001.

  •
  Provision for loan losses increased by $110,000, to $150,000, reflecting management's evaluation of the allowance for loan losses and the risk inherent in the Company's loan portfolio. During the three months ended June 30, 2002, the allowance for loan losses increased by $153,000, to $8.5 million, which reflected the $150,000 provision and recoveries of $3,000. During the three months ended June 30, 2001, the allowance for loan losses increased by $17,000, to $7.4 million, which reflected a $40,000 provision and net charge-offs of $23,000. The allowance for loan losses as a percentage of total loans was 1.82% and 1.86% at June 30, 2002 and 2001, respectively, and 1.72% at December 31, 2001.

  •
  Non-interest income increased by $308,000, to $867,000, primarily due to increases of $169,000, $73,000, and $47,000 in gain on sale of SBA 504 loans and broker fee income, loan prepayment and late fee income, and gain on sale of SBA 7(a) loans, respectively.

  •
  Non-interest expense grew by $631,000, to $3.3 million, primarily due to increases of $435,000 and $105,000 in salaries and employee benefits and net occupancy expenses, respectively. The growth in salaries and employee benefits was principally attributable to (i) an increase in marketing bonuses resulting from the higher level of loan originations during the second quarter of 2002 compared to the same period in 2001, and (ii) an increase in staff and related payroll costs in connection with the expansion of the Company's SBA lending program. The increase in net occupancy expenses was primarily due to a cost of approximately $110,000 related to a defalcation at one of the Company's branches.

  Six Months Ended June 30, 2002 and 2001

        Net income was $3.3 million (or $1.23 per common share on a diluted basis) for the six months ended June 30, 2002, compared to $2.7 million (or $1.01 per common share on a diluted basis) for the corresponding period in 2001. Pre-tax income was $5.7 million for the six months ended June 30, 2002 and $4.6 million for the same period in 2001. The following describes the changes in the major components of pre-tax income for the six months ended June 30, 2002 compared to the same period in 2001:

  •
  Net interest income grew by $2.0 million, to $10.9 million, primarily due to a decline in interest expense, which was attributable to the Company's lowering of interest rates on its deposits and related deposit run-off. The decreases in interest rates on the Company's deposits resulted from a lower interest rate environment due to the reduction of 475 basis points, to 1.75%, in the federal funds rate by the Federal Reserve during 2001. Partially offsetting the decline in interest expense was a drop in interest income, which was primarily due to the calls and sales of the Company's callable bonds in 2001.

  •
  Provision for loan losses increased by $170,000, to $250,000, reflecting management's evaluation of the allowance for loan losses and the risk inherent in the Company's loan portfolio. During the six months ended June 30, 2002, the allowance for loan losses increased by $583,000, to $8.5 million, which reflected the $250,000 provision and recoveries of $333,000. During the six months ended June 30, 2001, the allowance for loan losses increased by $174,000, to $7.4 million, which reflected a $80,000 provision and net recoveries of $94,000.

  •
  Non-interest income increased by $393,000, to $1.5 million, primarily due to increases of $203,000, $147,000, and $146,000 in gain on sale of SBA 504 loans and broker fee income, loan prepayment and late fee income, and other income, respectively. The change in other income was principally attributable to (i) $114,000 of interest income that the Company recorded in connection with a favorable IRS ruling that the Company received on an income tax refund claim, and (ii) $50,000 of dividend income that the Company recognized on its investment in FHLB stock. Partially offsetting these factors was a $114,000 decrease in the gain on sale of SBA 7(a) loans, as the Company elected to sell no SBA 7(a) loans during the first quarter of 2002.

  •
  Non-interest expense grew by $1.1 million, to $6.4 million, primarily due to an increase of $1.0 million and $119,000 in salaries and employee benefits and net occupancy expenses, respectively, partially offset by a reduction of $67,000 in legal, audit, and other professional fees. The growth in salaries and employee benefits was principally attributable to (i) an increase in marketing bonuses resulting from the higher level of loan originations during the first six months of 2002 compared to the same period in 2001, and (ii) an increase in staff and related payroll costs in connection with the expansion of the Company's SBA lending program. The increase in net occupancy expenses was primarily due to a cost of approximately $110,000 related to a defalcation at one of the Company's branches. The reduction in legal, audit, and other professional fees was primarily due to the $175,000 reversal in the first quarter of 2002 of a portion of an accrual originally taken in the fourth quarter of 2001 for estimated expenses relating to (i) obtaining a favorable ruling on an IRS income tax refund claim, and (ii) settling a legal claim brought against the Bank.

QUARTERLY FINANCIAL DATA
(dollars in thousands, except per share data)

	At or For the Three Months Ended
	June 30, 2002	March 31, 2002	December 31, 2001	September 30, 2001	June 30, 2001
Loan Originations:
Commercial real estate loans	$28,813	$20,693	$48,048	$24,938	$19,397
Commercial business loans (1)	—	—	3,150	3,075	—
SBA business loans:
7(a) loans—guaranteed portion	3,028	1,457	2,726	4,316	3,271
7(a) loans—unguaranteed portion	965	404	880	1,382	1,060

Total 7(a) loans	3,993	1,861	3,606	5,698	4,331
Total 504 loans	1,591	—	3,299	2,180	4,590

Total SBA business loans	5,584	1,861	6,905	7,878	8,921

Total loan originations	$34,397	$22,554	$58,103	$35,891	$28,318

Loan Sales:
SBA guaranteed 7(a) loans	$2,609	$—	$—	$1,950	$2,760
SBA 504 first lien loans	782	—	1,872	299	1,238

Total SBA loan sales	$3,391	$—	$1,872	$2,249	$3,998

Performance Ratios:
Return on average realized shareholders' equity (2) (3)	17.48%	15.85%	14.56%	14.29%	15.00%
Return on average total assets (2)	1.27%	1.10%	1.02%	0.96%	0.97%
Net interest rate spread	3.94%	3.60%	3.73%	3.11%	2.89%
Net interest margin	4.22%	3.90%	4.06%	3.48%	3.27%
Operating expense to average total assets (4)	2.43%	2.23%	2.76%	2.06%	1.94%
Efficiency ratio (5)	50.69%	52.53%	58.69%	54.76%	53.48%
Average Balances:
Average shareholders' equity	$39,946	$38,429	$37,743	$36,840	$35,775
Average realized shareholders' equity (3)	39,889	38,442	37,540	36,956	36,081
Average total assets	547,667	551,527	536,363	552,589	559,864
Per Common Share Data:
Cash dividends	$0.08	$0.08	$0.08	$0.08	$0.08
Basic earnings	0.72	0.63	0.56	0.54	0.55
Diluted earnings	0.65	0.58	0.52	0.50	0.51
Tangible book value	16.94	16.12	15.69	15.41	14.81
Common Shares (in thousands):
Weighted average basic	2,434	2,424	2,432	2,463	2,478
Weighted average diluted	2,681	2,648	2,625	2,657	2,658
End of period, net of treasury shares	2,436	2,425	2,420	2,449	2,468

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

QUARTERLY FINANCIAL DATA
(dollars in thousands)

	At or For the Three Months Ended
	June 30, 2002	March 31, 2002	December 31, 2001	September 30, 2001	June 30, 2001
Non-Performing Assets:
Non-accrual loans	$—	$153	$—	$—	$—
Other real estate owned (OREO)	—	—	—	—	—

Total non-performing assets	$—	$153	$—	$—	$—

Non-accrual loans to total loans	0.00%	0.03%	0.00%	0.00%	0.00%
Total non-performing assets to total assets	0.00%	0.03%	0.00%	0.00%	0.00%
Allowance for Loan Losses Activity:
Allowance at beginning of quarter	$8,376	$7,946	$7,559	$7,414	$7,397
Provision for loan losses	150	100	430	150	40
Net (charge-offs) recoveries:
Charge-offs	—	—	(52)	(25)	(34)
Recoveries	3	330	9	20	11

Total net (charge-offs) recoveries	3	330	(43)	(5)	(23)

Allowance at end of quarter	$8,529	$8,376	$7,946	$7,559	$7,414

Allowance to total loans	1.82%	1.84%	1.72%	1.78%	1.86%
Allowance to non-accrual loans	NM	5474.51%	NM	NM	NM
Annualized net (charge-offs) recoveries to average loans	0.00%	0.29%	(0.04%)	0.00%	(0.02%)
Regulatory Capital Ratios:
Pacific Crest Capital, Inc.
Leverage ratio	9.97%	9.53%	9.49%	9.06%	8.77%
Tier 1 risk-based capital ratio	11.90%	11.78%	11.11%	11.77%	11.74%
Total risk-based capital ratio	13.94%	13.96%	13.36%	14.14%	14.18%
Pacific Crest Bank
Leverage ratio	9.82%	9.52%	9.61%	9.17%	8.91%
Tier 1 risk-based capital ratio	11.69%	11.75%	11.22%	11.89%	11.90%
Total risk-based capital ratio	12.94%	13.00%	12.47%	13.15%	13.16%
Regulatory Capital Data:
Pacific Crest Capital, Inc.
Tier 1 capital	$54,584	$52,568	$50,887	$50,076	$49,103
Total risk-based capital	63,950	62,281	61,165	60,145	59,330
Average total assets	547,581	551,515	536,150	552,675	560,153
Risk-weighted assets	458,786	446,093	457,958	425,425	418,364
Pacific Crest Bank
Tier 1 capital	$53,389	$52,154	$51,165	$50,340	$49,549
Total risk-based capital	59,135	57,739	56,895	55,659	54,781
Average total assets	543,465	547,735	532,367	548,779	556,130
Risk-weighted assets	456,889	443,988	456,171	423,296	416,393

QUARTERLY INCOME STATEMENTS
(in thousands)

	Three Months Ended
	June 30, 2002	March 31, 2002	December 31, 2001	September 30, 2001	June 30, 2001
Interest income:
Loans	$9,380	$9,503	$9,897	$9,428	$9,338
Securities purchased under resale agreements	18	103	104	135	85
Investment securities available for sale	1,032	758	855	1,760	2,323

Total interest income	10,430	10,364	10,856	11,323	11,746

Interest expense:
Checking accounts	61	63	76	107	107
Savings accounts	669	701	814	1,182	1,288
Certificates of deposit	2,681	2,990	3,302	3,960	4,593

Total interest on deposits	3,411	3,754	4,192	5,249	5,988

Securities sold under repurchase agreements	—	—	5	29	28
State of California borrowings	—	—	—	193	134
FHLB advances	401	311	166	—	—
Term borrowings	521	663	677	677	670
Trust preferred securities	405	404	404	404	405

Total interest on borrowings	1,327	1,378	1,252	1,303	1,237

Total interest expense	4,738	5,132	5,444	6,552	7,225

Net interest income	5,692	5,232	5,412	4,771	4,521
Provision for loan losses	150	100	430	150	40

Net interest income after provision for loan losses	5,542	5,132	4,982	4,621	4,481

Non-interest income:
Loan prepayment and late fee income	151	206	88	47	78
Gain (loss) on sale of SBA 7(a) loans	196	—	(10)	95	149
Gain on sale of SBA 504 loans and broker fee income	300	132	205	69	131
Gain (loss) on sale of investment securities	—	—	—	106	1
Other income	220	286	614	219	200

Total non-interest income	867	624	897	536	559

Non-interest expense:
Salaries and employee benefits	2,089	2,181	2,179	1,718	1,654
Net occupancy expenses	516	405	466	397	411
Communication and data processing	268	246	295	247	262
Legal, audit, and other professional fees	180	(1)	479	261	133
Travel and entertainment	135	107	144	105	121
Other expenses	137	138	140	120	135

Total operating expenses	3,325	3,076	3,703	2,848	2,716
Credit and collection expenses	22	—	—	—	—
OREO valuation adjustments and other expenses	—	—	—	—	—

Total non-interest expense	3,347	3,076	3,703	2,848	2,716

Income before income taxes	3,062	2,680	2,176	2,309	2,324
Income tax provision	1,319	1,157	810	989	971

Net income	$1,743	$1,523	$1,366	$1,320	$1,353

QUARTERLY BALANCE SHEETS
(in thousands)

	June 30, 2002	March 31, 2002	December 31, 2001	September 30, 2001	June 30, 2001
Cash	$7,367	$6,920	$2,508	$3,298	$4,943
Securities purchased under resale agreements	3,456	4,162	16,174	33,312	4,990

Cash and cash equivalents	10,823	11,082	18,682	36,610	9,933

Investment securities available for sale:
U.S. agency callable bonds	—	—	—	—	78,981
U.S. agency mortgage-backed securities	66,820	73,988	55,169	61,363	58,748
Corporate debt securities	4,133	4,128	4,124	4,120	4,117

Total amortized cost	70,953	78,116	59,293	65,483	141,846
Unrealized gain (loss)	511	(606)	(341)	284	(493)

Total market value	71,464	77,510	58,952	65,767	141,353

Loans:
Commercial real estate loans	434,327	422,326	430,420	400,275	382,292
SBA business loans	25,687	24,189	24,166	20,356	15,712
Other loans	8,580	7,830	7,393	4,114	959

Gross loans	468,594	454,345	461,979	424,745	398,963
Deferred loan costs (fees)	21	7	(4)	13	(24)
Allowance for loan losses	(8,529)	(8,376)	(7,946)	(7,559)	(7,414)

Net loans	460,086	445,976	454,029	417,199	391,525

Other assets	13,807	13,436	13,095	11,586	13,114

Total assets	$556,180	$548,004	$544,758	$531,162	$555,925

Deposits:
Checking accounts	$15,523	$18,836	$14,912	$17,296	$13,826
Savings accounts	133,407	133,509	136,145	143,551	138,541
Certificates of deposit	228,039	252,092	250,466	265,702	271,916

Total deposits	376,969	404,437	401,523	426,549	424,283

Borrowings:
State of California borrowings	—	—	—	—	30,000
FHLB advances	82,500	40,000	40,000	—	—
Term borrowings	30,000	40,000	40,000	40,000	40,000
Trust preferred securities	17,250	17,250	17,250	17,250	17,250

Total borrowings	129,750	97,250	97,250	57,250	87,250

Total interest-bearing liabilities	506,719	501,687	498,773	483,799	511,533
Other liabilities	8,205	7,223	8,010	9,619	7,838

Total liabilities	$514,924	$508,910	$506,783	$493,418	$519,371

Shareholders' equity:
Common stock, at par	$30	$30	$30	$30	$30
Additional paid-in capital	27,622	27,712	27,780	27,778	27,779
Beginning retained earnings	19,140	19,140	14,542	14,542	14,542
Year-to-date earnings	3,266	1,523	5,385	4,019	2,699
Year-to-date dividends	(389)	(194)	(787)	(594)	(398)
Common stock in treasury, at cost	(8,709)	(8,766)	(8,777)	(8,195)	(7,812)

Total realized shareholders' equity	40,960	39,445	38,173	37,580	36,840
Accumulated other comprehensive income (loss)—unrealized gain (loss) on investment securities, net of taxes	296	(351)	(198)	164	(286)

Total shareholders' equity	$41,256	$39,094	$37,975	$37,744	$36,554

QUARTERLY AVERAGE BALANCE SHEETS AND SPREAD DATA
(dollars in thousands)

	Three Months Ended
	June 30, 2002	March 31, 2002	December 31, 2001	September 30, 2001	June 30, 2001
Average Interest-Earning Assets:
Loans, net of deferred loan fees	$461,725	$458,994	$445,169	$413,909	$400,013
Securities purchased under resale agreements	3,897	25,620	20,353	15,719	7,655
Investment securities available for sale:
Callable bonds	—	—	—	51,714	80,410
Mortgage-backed securities	70,687	55,187	58,861	58,951	61,770
Corporate debt securities	4,131	4,126	4,122	4,119	4,115

Total investment securities	74,818	59,313	62,983	114,784	146,295

Total interest-earning assets	$540,440	$543,927	$528,505	$544,412	$553,963

Average Interest-Bearing Liabilities:
Checking accounts	$15,861	$14,831	$16,779	$15,276	$13,789
Savings accounts	133,524	135,381	140,005	141,308	139,438
Certificates of deposit	243,979	256,477	253,219	268,154	291,460

Total deposits	393,364	406,689	410,003	424,738	444,687

Securities sold under repurchase agreements	—	—	826	2,918	2,536
State of California borrowings	—	—	—	20,946	12,077
FHLB advances	58,332	40,000	20,870	—	—
Term borrowings	31,099	40,000	40,000	40,000	40,000
Trust preferred securities	17,250	17,250	17,250	17,250	17,250

Total borrowings	106,681	97,250	78,946	81,114	71,863

Total interest-bearing liabilities	$500,045	$503,939	$488,949	$505,852	$516,550

Yields on Average Interest-Earning Assets:
Loans, net of deferred loan fees	8.15%	8.40%	8.82%	9.04%	9.36%
Securities purchased under resale agreements	1.85%	1.63%	2.03%	3.41%	4.45%
Investment securities available for sale:
Callable bonds	—	—	—	6.51%	6.56%
Mortgage-backed securities	5.62%	5.21%	5.48%	5.81%	6.04%
Corporate debt securities	3.78%	3.78%	4.66%	6.02%	7.00%

Total investment securities	5.52%	5.11%	5.43%	6.13%	6.35%

Total interest-earning assets	7.74%	7.73%	8.15%	8.25%	8.50%

Rates on Average Interest-Bearing Liabilities:
Checking accounts	1.54%	1.72%	1.80%	2.78%	3.11%
Savings accounts	2.01%	2.10%	2.31%	3.32%	3.70%
Certificates of deposit	4.41%	4.73%	5.17%	5.86%	6.32%

Total deposits	3.48%	3.74%	4.06%	4.90%	5.40%

Securities sold under repurchase agreements	—	—	2.40%	3.94%	4.43%
State of California borrowings	—	—	—	3.61%	4.39%
FHLB advances	2.76%	3.15%	3.18%	—	—
Term borrowings	6.63%	6.63%	6.62%	6.62%	6.63%
Trust preferred securities	9.39%	9.37%	9.37%	9.37%	9.39%

Total borrowings	4.96%	5.68%	6.27%	6.33%	6.84%

Total interest-bearing liabilities	3.80%	4.13%	4.42%	5.14%	5.61%

Net Interest Rate Spread	3.94%	3.60%	3.73%	3.11%	2.89%
Net Interest Margin	4.22%	3.90%	4.06%	3.48%	3.27%

RESULTS OF OPERATIONS

  Average Balances, Interest Income and Expense, Yields and Rates
  Three Months Ended June 30, 2002 and 2001

        The following table presents the Company's consolidated average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest yields/rates for the periods presented. All average balances are daily average balances (dollars in thousands):

	Three Months Ended June 30,
	2002			2001
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-Earning Assets:
Loans (1)	$461,725	$9,380	8.15%	$400,013	$9,338	9.36%
Securities purchased under resale agreements	3,897	18	1.85%	7,655	85	4.45%
Investment securities available for sale (2):
U.S. government sponsored agency securities:
Callable bonds	—	—	0.00%	80,410	1,318	6.56%
Mortgage-backed securities	70,687	993	5.62%	61,770	933	6.04%
Corporate debt securities	4,131	39	3.78%	4,115	72	7.00%

Total investment securities	74,818	1,032	5.52%	146,295	2,323	6.35%

Total interest-earning assets	540,440	10,430	7.74%	553,963	11,746	8.50%

Non-interest-earning assets	15,668			13,361
Less: allowance for loan losses	(8,441)			(7,460)

Total assets	$547,667			$559,864

Interest-Bearing Liabilities:
Checking accounts	$15,861	61	1.54%	$13,789	107	3.11%
Savings accounts	133,524	669	2.01%	139,438	1,288	3.70%
Certificates of deposit	243,979	2,681	4.41%	291,460	4,593	6.32%

Total deposits	393,364	3,411	3.48%	444,687	5,988	5.40%

Securities sold under repurchase agreements	—	—	0.00%	2,536	28	4.43%
State of California borrowings	—	—	0.00%	12,077	134	4.39%
FHLB advances	58,332	401	2.76%	—	—	0.00%
Term borrowings	31,099	521	6.63%	40,000	670	6.63%
Trust preferred securities	17,250	405	9.39%	17,250	405	9.39%

Total borrowings	106,681	1,327	4.96%	71,863	1,237	6.84%

Total interest-bearing liabilities	500,045	4,738	3.80%	516,550	7,225	5.61%

Non-interest-bearing liabilities	7,676			7,539
Shareholders' equity	39,946			35,775

Total liabilities and shareholders' equity	$547,667			$559,864

Excess of interest-earning assets over interest-bearing liabilities	$40,395			$37,413

Net interest income		$5,692			$4,521

Net interest rate spread (3)			3.94%			2.89%

Net interest margin (4)			4.22%			3.27%

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
  Three Months Ended June 30, 2002 and 2001

        The following table sets forth the composition of average interest-earning assets and average interest-bearing liabilities by category and by the percentage of each category to the total for the periods indicated, including the change in average balance, composition, and yield/rate between these respective periods (dollars in thousands):

	Three Months Ended June 30,
	2002			2001			Increase (Decrease)
	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate
Interest-Earning Assets:
Loans	$461,725	85.5%	8.15%	$400,013	72.2%	9.36%	$61,712	13.3%	(1.21%)
Securities purchased under resale agreements	3,897	0.7%	1.85%	7,655	1.4%	4.45%	(3,758)	(0.7%)	(2.60%)
Investment securities available for sale:
U.S. government sponsored agency securities:
Callable bonds	—	—	0.00%	80,410	14.5%	6.56%	(80,410)	(14.5%)	(6.56%)
Mortgage-backed securities	70,687	13.1%	5.62%	61,770	11.2%	6.04%	8,917	1.9%	(0.42%)
Corporate debt securities	4,131	0.7%	3.78%	4,115	0.7%	7.00%	16	0.0%	(3.22%)

Total investment securities	74,818	13.8%	5.52%	146,295	26.4%	6.35%	(71,477)	(12.6%)	(0.83%)

Total interest-earning assets	$540,440	100.0%	7.74%	$553,963	100.0%	8.50%	$(13,523)		(0.76%)

Interest-Bearing Liabilities:
Checking accounts	$15,861	3.2%	1.54%	$13,789	2.7%	3.11%	$2,072	0.5%	(1.57%)
Savings accounts	133,524	26.7%	2.01%	139,438	27.0%	3.70%	(5,914)	(0.3%)	(1.69%)
Certificates of deposit	243,979	48.8%	4.41%	291,460	56.4%	6.32%	(47,481)	(7.6%)	(1.91%)

Total deposits	393,364	78.7%	3.48%	444,687	86.1%	5.40%	(51,323)	(7.4%)	(1.92%)

Securities sold under repurchase agreements	—	—	0.00%	2,536	0.5%	4.43%	(2,536)	(0.5%)	(4.43%)
State of California borrowings	—	—	0.00%	12,077	2.3%	4.39%	(12,077)	(2.3%)	(4.39%)
FHLB advances	58,332	11.7%	2.76%	—	—	0.00%	58,332	11.7%	2.76%
Term borrowings	31,099	6.2%	6.63%	40,000	7.8%	6.63%	(8,901)	(1.6%)	0.00%
Trust preferred securities	17,250	3.4%	9.39%	17,250	3.3%	9.39%	—	0.1%	0.00%

Total borrowings	106,681	21.3%	4.96%	71,863	13.9%	6.84%	34,818	7.4%	(1.88%)

Total interest-bearing liabilities	$500,045	100.0%	3.80%	$516,550	100.0%	5.61%	$(16,505)		(1.81%)

Excess of interest-earning assets over interest-bearing liabilities	$40,395			$37,413			$2,982
Net interest rate spread			3.94%			2.89%			1.05%
Net interest margin			4.22%			3.27%			0.95%

  Volume and Rate Variance Analysis of Net Interest Income
  Three Months Ended June 30, 2002 and 2001

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

	Three Months Ended June 30, 2002 vs. 2001
	Increase (Decrease) Due To
	Volume	Rate	Total
Interest Income:
Loans	$1,336	$(1,294)	$42
Securities purchased under resale agreements	(31)	(36)	(67)
Investment securities available for sale:
U.S. government sponsored agency securities:
Callable bonds	(1,318)	—	(1,318)
Mortgage-backed securities	128	(68)	60
Corporate debt securities	—	(33)	(33)

Total investment securities	(1,190)	(101)	(1,291)

Total interest income	115	(1,431)	(1,316)

Interest Expense:
Checking accounts	14	(60)	(46)
Savings accounts	(53)	(566)	(619)
Certificates of deposit	(670)	(1,242)	(1,912)

Total deposits	(709)	(1,868)	(2,577)

Securities sold under repurchase agreements	(28)	—	(28)
State of California borrowings	(134)	—	(134)
FHLB advances	401	—	401
Term borrowings	(149)	—	(149)
Trust preferred securities	—	—	—

Total borrowings	90	—	90

Total interest expense	(619)	(1,868)	(2,487)

Net Interest Income	$734	$437	$1,171

Net Interest Income—Three Months Analysis

        On an overall basis, net interest income grew by $1.2 million, to $5.7 million, during the three months ended June 30, 2002 compared to the same period in 2001, primarily due to a decline in interest expense, which was attributable to the Company's lowering of interest rates on its deposits and related deposit run-off. The decreases in interest rates on the Company's deposits resulted from a lower interest rate environment due to the reduction of 475 basis points, to 1.75%, in the federal funds rate by the Federal Reserve in 2001. Partially offsetting the decline in interest expense was a drop in interest income, which was principally due to the calls and sales of the Company's callable bonds in 2001.

        On a volume and rate analysis basis, the growth in net interest income was primarily due to a $734,000 increase attributable to changes in volume. This was principally due to an increase in interest income attributable to loan growth, and a decrease in interest expense resulting from deposit run-off. Partially offsetting these factors was a reduction in interest income resulting from the calls and sales of the Company's callable bonds.

        Contributing to the above $734,000 growth in net interest income attributable to changes in volume, was a $437,000 increase due to changes in interest rates. This was primarily attributable to a decrease in interest expense resulting from the Company's lowering of the interest rates on its deposits. This factor was partially offset by a decrease in interest income on loans, which resulted from the downward repricing of the Company's adjustable rate loans and the weighted average interest rate on loan payoffs exceeding the weighted average interest rate on loan originations. All of these factors resulted from a lower interest rate environment attributable to a cumulative 475 basis point reduction, to 1.75%, in the federal funds rate by the Federal Reserve during 2001.

        The impact of the federal funds rate decreases in 2001 caused downward repricing on the Company's adjustable rate loans, especially those tied to the prime rate. The federal funds rate is the rate at which banks lend to each other in the overnight market. Reductions in the federal funds rate generally result in reductions of the prime rates offered by major banks, including Bank of America. The Company's prime rate loans are priced at a margin above either Bank of America's prime lending rate or the published Wall Street Journal prime lending rate. As of June 30, 2002, 84.9% and 40.7% of the Company's loan portfolio consisted of adjustable rate loans and prime rate loans, respectively.

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

        The net interest rate spread grew by 105 basis points, to 3.94%, during the three months ended June 30, 2002, compared to the same period in 2001. This was primarily due to a decrease of 181 basis points, to 3.80%, in the rate paid on average total interest-bearing liabilities, partially offset by a decrease of 76 basis points, to 7.74%, in the yield earned on average total interest-earning assets. The decrease in the rate paid on average total interest-bearing liabilities was principally attributable to the previously mentioned lowering by the Company of the interest rates on its deposits, partially offset by a change in the composition of the Company's average total interest-bearing liabilities to higher rate borrowings from lower rate deposits. The decrease in the yield earned on average total interest-earning assets was primarily due to a decline in the yield on loans, partially offset by a change in the composition of average total interest-earning assets to higher yield loans from lower yield investment securities, which resulted principally from the calls and sales of the callable bonds.

  Total Interest Income—Three Months Analysis

        Total interest income decreased by $1.3 million, to $10.4 million, during the three months ended June 30, 2002 compared to the same period in 2001. This was primarily due to a decline in the yield earned on average total interest-earning assets, which decreased interest income by $1.4 million.

        Average total interest-earning assets declined by $13.5 million, to $540.4 million, during the second quarter of 2002 compared to the same period in 2001, and was principally due to a reduction in average callable bonds of $80.4 million, partially offset by increases of $61.7 million and $8.9 million in average loans and average mortgage-backed securities, respectively. The changes in average investment securities and average loans resulted in a shift in the mix of average total interest-earning assets to higher yield loans from lower yield investment securities. The percentage of average loans to average total interest-earning assets increased to 85.5% during the three months ended June 30, 2002 from 72.2% during the same period in 2001.

        The reduction in average callable bonds of $80.4 million, to zero, was due to the liquidation of the Company's fixed rate callable bond portfolio during the first nine months of 2001. The liquidation occurred primarily through issuer calls of $219.2 million, as well as Company sales of $10.0 million. The issuer calls were attributable to the declining interest rate environment caused by the Federal Reserve's 350 basis point lowering of the federal funds rate during the first nine months of 2001.

        The increase in average mortgage-backed securities of $8.9 million, to $70.7 million, was primarily due to fixed rate purchases of $25.5 million, in March of 2002, partially offset by principal payments received on these securities. The purchases made in March of 2002 were funded with the proceeds from the redemption of lower yielding short-term securities purchased under resale agreements, which increased interest income in the second quarter of 2002.

        The yield earned on average total interest-earning assets decreased by 76 basis points, to 7.74%, during the three months ended June 30, 2002 compared to the same period in 2001, primarily due to the following decreases in yields attributable to the declining interest rate environment during 2001, which continued into the first six months of 2002:

  •
  The yield on average loans declined by 121 basis points, to 8.15%, primarily due to the downward repricing of the Company's adjustable rate loans and the weighted average interest rate on loan payoffs exceeding the weighted average interest rate on loan originations.

  •
  The yield on average short-term securities purchased under resale agreements decreased by 260 basis points, to 1.85%.

  •
  The yield on average fixed rate mortgage-backed securities dropped by 42 basis points, to 5.62%, primarily due to a slightly faster acceleration in the amortization of the premiums paid on the mortgage-backed securities, which was attributable to an increase in the payoffs of the underlying mortgage loans.

  •
  The yield on average adjustable rate corporate debt securities declined by 322 basis points, to 3.78%, reflecting the downward repricing of these adjustable rate instruments.

        Partially offsetting the decline in the yield earned on average total interest-earning assets was the change in the composition of average total interest-earning assets to higher yield loans from lower yield investment securities.

  Total Interest Expense—Three Months Analysis

        Total interest expense decreased by $2.5 million, to $4.7 million, during the three months ended June 30, 2002 compared to the same period in 2001. This was due to a decline in the rate paid on average interest-bearing liabilities, which decreased interest expense by $1.9 million, as well as to a reduction in the balance of these liabilities, which reduced interest expense by $0.6 million.

        Average total interest-bearing liabilities declined by $16.5 million, to $500.0 million, during the second quarter of 2002 compared to the same period in 2001, and was primarily due to a decrease of $51.3 million in average deposits, partially offset by an increase of $34.8 million in average borrowings. The changes in average deposits and average borrowings resulted in a shift in the mix of average total interest-bearing liabilities to higher rate borrowings from lower rate deposits. The percentage of average borrowings to average total interest-bearing liabilities increased to 21.3% during the three months ended June 30, 2002 from 13.9% during the same period in 2001.

        The decline in average deposits of $51.3 million, to $393.4 million, during the second quarter of 2002 compared to the second quarter of 2001, was principally due to reductions of $47.5 million and

$5.9 million in average certificates of deposit and average savings accounts, respectively. These decreases were primarily attributable to the Company's lowering of interest rates on all of its deposit products in anticipation of and in response to the 475 basis point reduction in the federal funds rate by the Federal Reserve during 2001.

        The changes in the average balances of the Company's deposit products resulted in a shift in the composition of average deposits to lower rate checking and savings accounts from higher rate certificates of deposit. This reflected the Company's strategy and efforts to help reduce the overall cost of its deposits. The percentage of average checking and savings accounts to average deposits rose to 38.0% during the second quarter of 2002, from 34.5% during the second quarter of 2001.

        The growth in average borrowings of $34.8 million, to $106.7 million, during the three months ended June 30, 2002 compared to the same period in 2001, was principally due to increases of $40.0 million and $18.3 million in average long-term and short-term FHLB advances, respectively. The Company obtained $40.0 million of long-term, fixed rate FHLB advances during the fourth quarter of 2001. The Company started using short-term, variable rate FHLB advances during the second quarter of 2002. The increase in FHLB advances was partially offset by decreases of $12.1 million and $2.5 million in short-term average State of California borrowings and average securities sold under repurchase agreements, respectively, as well as a decrease of $8.9 million in average term borrowings. Theshort-term borrowings matured at various times during 2001 and were paid off by the Company primarily using the proceeds from the calls and sales of the callable bonds. The average term borrowings declined due to $10.0 million which matured in April of 2002 and bore an interest rate of 6.65%. The Company paid off this borrowing using a lower rate, short-term FHLB advance.

        The rate on average total interest-bearing liabilities decreased by 181 basis points, to 3.80%, during the three months ended June 30, 2002 compared to the same period in 2001, and was principally due to the reduction of 192 basis points, to 3.48%, in the rate on average deposits, as well as the reduction of 188 basis points, to 4.96%, in the rate on average borrowings. Partially offsetting these factors was a shift in the mix of average total interest-bearing liabilities to higher rate borrowings from lower rate deposits.

        The 192 basis point decline in the rate on average deposits reflected the Company's lowering of interest rates on its deposit products, which resulted in reductions of 157 basis points, 169 basis points, and 191 basis points in the rates on average checking accounts, average savings accounts, and average certificates of deposit, respectively. Contributing to the decrease in the rate on average deposits was a change in the composition of average deposits to lower rate checking and savings accounts from higher rate certificates of deposit.

        The Company anticipates that the rate on its average certificates of deposit will decline in the last six months of 2002, from the 4.41% average rate for the second quarter of 2002, as older, higher rate certificates mature and are replaced by newer, lower rate certificates. The current tiered certificate of deposit rates offered by the Company as of March 6, 2002, the date of the Company's most recent rate changes, are one basis point to 218 basis points below the 4.41% average rate for the 2002 second quarter, and are listed as follows:

  •
  2.23% (all tiers) for both one and three month certificates.

  •
  2.47% (all tiers) for six month certificates.

  •
  2.47%—2.71% for one year certificates.

  •
  3.20%—3.68% for two year certificates.

  •
  3.44%—3.92% for three year certificates.

  •
  3.68%—4.16% for four year certificates.

  •
  3.92%—4.40% for five year certificates.

        The 188 basis point decrease in the rate on average borrowings was primarily due to the change in the composition of average borrowings resulting from (i) the payoffs and maturities during 2001 of short-term securities sold under repurchase agreements and State of California borrowings, bearing higher average rates of 4.43% and 4.39%, respectively, for the three months ended June 30, 2001, (ii) the addition during the fourth quarter of 2001 of long-term, fixed rate FHLB advances, bearing a lower average rate of 3.16% for the three months ended June 30, 2002, and (iii) the addition during the second quarter of 2002 of short-term, variable rate FHLB advances, bearing a lower average rate of 1.88% for the three months ended June 30, 2002.

  Average Balances, Interest Income and Expense, Yields and Rates
  Six Months Ended June 30, 2002 and 2001

        The following table presents the Company's consolidated average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest yields/rates for the periods presented. All average balances are daily average balances (dollars in thousands):

	Six Months Ended June 30,
	2002			2001
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-Earning Assets:
Loans (1)	$460,367	$18,883	8.27%	$398,176	$18,766	9.50%
Securities purchased under resale agreements	14,699	121	1.66%	8,939	217	4.90%
Investment securities available for sale (2):
U.S. government sponsored agency securities:
Callable bonds	—	—	0.00%	123,659	4,011	6.49%
Mortgage-backed securities	62,979	1,712	5.44%	43,341	1,325	6.11%
Corporate debt securities	4,128	78	3.78%	4,113	155	7.54%

Total investment securities	67,107	1,790	5.33%	171,113	5,491	6.42%

Total interest-earning assets	542,173	20,794	7.73%	578,228	24,474	8.54%

Non-interest-earning assets	15,728			13,202
Less: allowance for loan losses	(8,315)			(7,404)

Total assets	$549,586			$584,026

Interest-Bearing Liabilities:
Checking accounts	$15,349	124	1.63%	$13,584	220	3.27%
Savings accounts	134,447	1,370	2.05%	142,229	2,857	4.05%
Certificates of deposit	250,194	5,671	4.57%	306,585	9,732	6.40%

Total deposits	399,990	7,165	3.61%	462,398	12,809	5.59%

Securities sold under repurchase agreements	—	—	0.00%	6,192	182	5.93%
State of California borrowings	—	—	0.00%	14,939	416	5.54%
FHLB advances	49,216	712	2.92%	—	—	0.00%
Term borrowings	35,525	1,184	6.63%	40,000	1,332	6.62%
Trust preferred securities	17,250	809	9.38%	17,250	809	9.38%

Total borrowings	101,991	2,705	5.30%	78,381	2,739	6.97%

Total interest-bearing liabilities	501,981	9,870	3.97%	540,779	15,548	5.80%

Non-interest-bearing liabilities	8,429			8,062
Shareholders' equity	39,176			35,185

Total liabilities and shareholders' equity	$549,586			$584,026

Excess of interest-earning assets over interest-bearing liabilities	$40,192			$37,449

Net interest income		$10,924			$8,926

Net interest rate spread (3)			3.76%			2.74%

Net interest margin (4)			4.06%			3.11%

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
  Six Months Ended June 30, 2002 and 2001

        The following table sets forth the composition of average interest-earning assets and average interest-bearing liabilities by category and by the percentage of each category to the total for the periods indicated, including the change in average balance, composition, and yield/rate between these respective periods (dollars in thousands):

	Six Months Ended June 30,
	2002			2001			Increase (Decrease)
	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate
Interest-Earning Assets:
Loans	$460,367	84.9%	8.27%	$398,176	68.9%	9.50%	$62,191	16.0%	(1.23%)
Securities purchased under resale agreements	14,699	2.7%	1.66%	8,939	1.5%	4.90%	5,760	1.2%	(3.24%)
Investment securities available for sale:
U.S. government sponsored agency securities:
Callable bonds	—	—	0.00%	123,659	21.4%	6.49%	(123,659)	(21.4%)	(6.49%)
Mortgage-backed securities	62,979	11.6%	5.44%	43,341	7.5%	6.11%	19,638	4.1%	(0.67%)
Corporate debt securities	4,128	0.8%	3.78%	4,113	0.7%	7.54%	15	0.1%	(3.76%)

Total investment securities	67,107	12.4%	5.33%	171,113	29.6%	6.42%	(104,006)	(17.2%)	(1.09%)

Total interest-earning assets	$542,173	100.0%	7.73%	$578,228	100.0%	8.54%	$(36,055)		(0.81%)

Interest-Bearing Liabilities:
Checking accounts	$15,349	3.1%	1.63%	$13,584	2.5%	3.27%	$1,765	0.6%	(1.64%)
Savings accounts	134,447	26.8%	2.05%	142,229	26.3%	4.05%	(7,782)	0.5%	(2.00%)
Certificates of deposit	250,194	49.8%	4.57%	306,585	56.7%	6.40%	(56,391)	(6.9%)	(1.83%)

Total deposits	399,990	79.7%	3.61%	462,398	85.5%	5.59%	(62,408)	(5.8%)	(1.98%)

Securities sold under repurchase agreements	—	—	0.00%	6,192	1.1%	5.93%	(6,192)	(1.1%)	(5.93%)
State of California borrowings	—	—	0.00%	14,939	2.8%	5.54%	(14,939)	(2.8%)	(5.54%)
FHLB advances	49,216	9.8%	2.92%	—	—	0.00%	49,216	9.8%	2.92%
Term borrowings	35,525	7.1%	6.63%	40,000	7.4%	6.62%	(4,475)	(0.3%)	0.01%
Trust preferred securities	17,250	3.4%	9.38%	17,250	3.2%	9.38%	—	0.2%	0.00%

Total borrowings	101,991	20.3%	5.30%	78,381	14.5%	6.97%	23,610	5.8%	(1.67%)

Total interest-bearing liabilities	$501,981	100.0%	3.97%	$540,779	100.0%	5.80%	$(38,798)		(1.83%)

Excess of interest-earning assets over interest-bearing liabilities	$40,192			$37,449			$2,743
Net interest rate spread			3.76%			2.74%			1.02%
Net interest margin			4.06%			3.11%			0.95%

  Volume and Rate Variance Analysis of Net Interest Income
  Six Months Ended June 30, 2002 and 2001

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

	Six Months Ended June 30, 2002 vs. 2001
	Increase (Decrease) Due To
	Volume	Rate	Total
Interest Income:
Loans	$2,720	$(2,603)	$117
Securities purchased under resale agreements	94	(190)	(96)
Investment securities available for sale:
U.S. government sponsored agency securities:
Callable bonds	(4,011)	—	(4,011)
Mortgage-backed securities	543	(156)	387
Corporate debt securities	1	(78)	(77)

Total investment securities	(3,467)	(234)	(3,701)

Total interest income	(653)	(3,027)	(3,680)

Interest Expense:
Checking accounts	26	(122)	(96)
Savings accounts	(148)	(1,339)	(1,487)
Certificates of deposit	(1,590)	(2,471)	(4,061)

Total deposits	(1,712)	(3,932)	(5,644)

Securities sold under repurchase agreements	(182)	—	(182)
State of California borrowings	(416)	—	(416)
FHLB advances	712	—	712
Term borrowings	(148)	—	(148)
Trust preferred securities	—	—	—

Total borrowings	(34)	—	(34)

Total interest expense	(1,746)	(3,932)	(5,678)

Net interest income	$1,093	$905	$1,998

Net Interest Income—Six Months Analysis

        On an overall basis, net interest income grew by $2.0 million, to $10.9 million, during the six months ended June 30, 2002 compared to the same period in 2001, primarily due to a decline in interest expense, which was attributable to the Company's lowering of interest rates on its deposits and related deposit run-off. The decreases in interest rates on the Company's deposits resulted from a lower interest rate environment due to the reduction of 475 basis points, to 1.75%, in the federal funds rate by the Federal Reserve in 2001. Partially offsetting the decline in interest expense was a drop in interest income, which was principally due to the calls and sales of the Company's callable bonds in 2001.

        On a volume and rate analysis basis, the growth in net interest income was primarily due to a $1.1 million increase attributable to changes in volume. This was principally due to an increase in interest income attributable to growth in loans and mortgage-backed securities, and a decrease in interest expense resulting from deposit run-off. Partially offsetting these factors was a reduction in interest income resulting from the calls and sales of the Company's callable bonds.

        Contributing to the above $1.1 million growth in net interest income attributable to changes in volume, was a $905,000 increase due to interest rates. This was primarily attributable to a decrease in interest expense resulting from the Company's lowering of the interest rates on its deposits. This factor was partially offset by a decrease in interest income on loans, which resulted from the downward repricing of the Company's adjustable rate loans and the weighted average interest rate on loan payoffs exceeding the weighted average interest rate on loan originations. All of these factors resulted from a lower interest rate environment attributable to a cumulative 475 basis point reduction, to 1.75%, in the federal funds rate by the Federal Reserve during 2001.

        The net interest rate spread grew by 102 basis points, to 3.76%, during the six months ended June 30, 2002, compared to the same period in 2001. This was primarily due to a decrease of 183 basis points, to 3.97%, in the rate paid on average total interest-bearing liabilities, partially offset by a decrease of 81 basis points, to 7.73%, in the yield earned on average total interest-earning assets. The decrease in the rate paid on average total interest-bearing liabilities was principally attributable to the previously mentioned lowering by the Company of the interest rates on its deposits, as well as the change in the composition of the Company's average total interest-bearing liabilities to higher rate borrowings from lower rate deposits. The decrease in the yield earned on average total interest-earning assets was primarily due to a decline in the yield on loans, partially offset by a change in the composition of average total interest-earning assets to higher yield loans from lower yield investment securities, which resulted principally from the calls and sales of the callable bonds.

  Total Interest Income—Six Months Analysis

        Total interest income decreased by $3.7 million, to $20.8 million, during the six months ended June 30, 2002 compared to the same period in 2001. This was due to a decline in the yield earned on average total interest-earning assets, which decreased interest income by $3.0 million, as well as to a reduction in the balance of these assets, which decreased interest income by $0.7 million.

        Average total interest-earning assets declined by $36.1 million, to $542.2 million, during first six months of 2002 compared to the same period in 2001, and was principally due to a reduction in average callable bonds of $123.7 million, partially offset by increases of $62.2 million and $19.6 million in average loans and average mortgage-backed securities, respectively. The changes in average investment securities and average loans resulted in a shift in the mix of average total interest-earning assets to higher yield loans from lower yield investment securities. The percentage of average loans to average total interest-earning assets increased to 84.9% during the six months ended June 30, 2002 from 68.9% during the same period in 2001.

        The reduction in average callable bonds of $123.7 million, to zero, was due to the liquidation of the Company's fixed rate callable bond portfolio during the first nine months of 2001. The liquidation occurred primarily through issuer calls of $219.2 million, as well as Company sales of $10.0 million. The issuer calls were attributable to the declining interest rate environment caused by the Federal Reserve's 350 basis point lowering of the federal funds rate during the first nine months of 2001.

        The increase in average mortgage-backed securities of $19.6 million, to $63.0 million, was primarily due to fixed rate purchases of $25.5 million, in March of 2002, partially offset by principal payments received on these securities.

        The yield earned on average total interest-earning assets decreased by 81 basis points, to 7.73%, during the six months ended June 30, 2002 compared to the same period in 2001, primarily due to the following decreases in yields attributable to the declining interest rate environment during 2001, which continued into the first six months of 2002:

  •
  The yield on average loans declined by 123 basis points, to 8.27%, primarily due to the downward repricing of the Company's adjustable rate loans and the weighted average interest rate on loan payoffs exceeding the weighted average interest rate on loan originations.

  •
  The yield on average short-term securities purchased under resale agreements decreased by 324 basis points, to 1.66%.

  •
  The yield on average fixed rate mortgage-backed securities dropped by 67 basis points, to 5.44%, primarily due to a slightly faster acceleration in the amortization of the premiums paid on the mortgage-backed securities, which was attributable to an increase in the payoffs of the underlying mortgage loans.

  •
  The yield on average adjustable rate corporate debt securities declined by 376 basis points, to 3.78%, reflecting the downward repricing of these adjustable rate instruments.

        Partially offsetting the decline in the yield earned on average total interest-earning assets was the change in the composition of average total interest-earning assets to higher yield loans from lower yield investment securities.

  Total Interest Expense—Six Months Analysis

        Total interest expense decreased by $5.7 million, to $9.9 million, during the six months ended June 30, 2002 compared to the same period in 2001. This was due to a decline in the rate paid on average interest-bearing liabilities, which decreased interest expense by $3.9 million, as well as to a reduction in the balance of these liabilities, which reduced interest expense by $1.8 million.

        Average total interest-bearing liabilities declined by $38.8 million, to $502.0 million, during the first six months of 2002 compared to the same period in 2001, and was primarily due to a decrease of $62.4 million in average deposits, partially offset by an increase of $23.6 million in average borrowings. The changes in average deposits and average borrowings resulted in a shift in the mix of average total interest-bearing liabilities to higher rate borrowings from lower rate deposits. The percentage of average borrowings to average total interest-bearing liabilities increased to 20.3% during the six months ended June 30, 2002 from 14.5% during the same period in 2001.

        The decline in average deposits of $62.4 million, to $400.0 million, during the six months ended June 30, 2002 compared to the same period in 2001, was principally due to reductions of $56.4 million and $7.8 million in average certificates of deposit and average savings accounts, respectively. These decreases were primarily attributable to the Company's lowering of interest rates on all of its deposit products in anticipation of and in response to the 475 basis point reduction in the federal funds rate by the Federal Reserve during 2001.

        The changes in the average balances of the Company's deposit products resulted in a shift in the composition of average deposits to lower rate checking and savings accounts from higher rate certificates of deposit. This reflected the Company's current strategy and efforts to help reduce the overall cost of its deposits. The percentage of average checking and savings accounts to average deposits rose to 37.4% during the six months ended June 30, 2002, from 33.7% during the same period in 2001.

        The growth in average borrowings of $23.6 million, to $102.0 million, during the first six months of 2002 compared to the same period in 2001, was principally due to increases of $40.0 million and $9.2 million in average long-term and short-term FHLB advances, respectively. The Company obtained

$40.0 million of long-term, fixed rate FHLB advances during the fourth quarter of 2001. The Company started using short-term, variable rate advances during the second quarter of 2002. The increase in FHLB advances was partially offset by decreases of $14.9 million and $6.2 million in short-term average State of California borrowings and average securities sold under repurchase agreements, respectively, as well as a decrease of $4.5 million in average term borrowings. The short-term borrowings matured at various times during 2001 and were paid off by the Company primarily using the proceeds from the calls and sales of the callable bonds. The average term borrowings declined due to $10.0 million which matured in April of 2002 and bore an interest rate of 6.65%. The Company paid off this borrowing using a lower rate, short-term FHLB advance.

        The rate on average total interest-bearing liabilities decreased by 183 basis points, to 3.97%, during the six months ended June 30, 2002 compared to the same period in 2001, and was principally due to the reduction of 198 basis points, to 3.61%, in the rate on average deposits, as well as the reduction of 167 basis points, to 5.30%, in the rate on average borrowings. Partially offsetting these factors was the shift in the mix of average total interest-bearing liabilities to higher rate borrowings from lower rate deposits.

        The 198 basis point decline in the rate on average deposits reflected the Company's lowering of interest rates on its deposit products, which resulted in reductions of 164 basis points, 200 basis points, and 183 basis points in the rates on average checking accounts, average savings accounts, and average certificates of deposit, respectively. Contributing to the decrease in the rate on average deposits was the previously mentioned change in the composition of average deposits to lower rate checking and savings accounts from higher rate certificates of deposit.

        The 167 basis point decrease in the rate on average borrowings was primarily due to the change in the composition of average borrowings resulting from (i) the payoffs and maturities during 2001 of short-term securities sold under repurchase agreements and State of California borrowings, bearing higher average rates of 5.93% and 5.54%, respectively, for the six months ended June 30, 2001, (ii) the addition during the fourth quarter of 2001 of long-term FHLB advances, bearing a lower average rate of 3.16% for the six months ended June 30, 2002, and (iii) the addition during the second quarter of 2002 of short-term, variable rate FHLB advances, bearing a lower average rate of 1.88% for the six months ended June 30, 2002.

Provision for Loan Losses

        During the three months ended June 30, 2002, the Company increased its provision for loan losses by $110,000, to $150,000, compared to the same period in 2001. During the six months ended June 30, 2002, the Company increased its provision for loan losses by $170,000, to $250,000, compared to the same period in 2001. The Company uses the provision for loan losses to establish the allowance for loan losses based on management's evaluation of the risk inherent in the loan portfolio. See "Financial Condition—Allowance for Loan Losses."

Non-interest Income

        The following table sets forth certain information with respect to the Company's non-interest income for the periods indicated (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	Amounts		Increase (Decrease)		Amounts		Increase (Decrease)
	2002	2001	$	%	2002	2001	$	%
Loan prepayment and late fee income	$151	$78	$73	93.6%	$357	$210	$147	70.0%
Gain on sale of SBA 7(a) loans	196	149	47	31.5%	196	310	(114)	(36.8%)
Gain on sale of SBA 504 loans and broker fee income	300	131	169	129.0%	432	229	203	88.6%
Gain (loss) on sale of investment securities	—	1	(1)	(100.0%)	—	(11)	11	(100.0%)
Other income	220	200	20	10.0%	506	360	146	40.6%

Total non-interest income	$867	$559	$308	55.1%	$1,491	$1,098	$393	35.8%

        Non-interest income for the three months ended June 30, 2002 grew by $308,000, to $867,000, compared to the same period in 2001. This was primarily due to increases of $169,000, $73,000, and $47,000 in gain on sale of SBA 504 loans and broker fee income, loan prepayment and late fee income, and gain on sale of SBA 7(a) loans, respectively. During the second quarter of 2002, the Company elected to sell $2.6 million of SBA 7(a) loans due to favorable conditions in the secondary market. Any future SBA 7(a) loan sales will continue to be based on the level of SBA 7(a) loan originations, the premiums available in the secondary market for the sale of such loans, and general liquidity considerations of the Company.

        Non-interest income for the six months ended June 30, 2002 grew by $393,000, to $1.5 million, compared to the same period in 2001. This was primarily due to increases of $203,000, $147,000, and $146,000 in gain on sale of SBA 504 loans and broker fee income, loan prepayment and late fee income, and other income, respectively. The increase in other income was principally attributable to (i) $114,000 of interest income that the Company recorded in connection with a favorable IRS ruling that the Company received on an income tax refund claim, and (ii) $50,000 of dividend income that the Company recognized on its investment in FHLB stock. Partially offsetting these factors was a $114,000 decrease in the gain on sale of SBA 7(a) loans, as the Company elected to sell no SBA 7(a) loans during the first quarter of 2002.

Non-interest Expense

        The following table sets forth certain information with respect to the Company's non-interest expense for the periods indicated (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	Amounts		Increase (Decrease)		Amounts		Increase (Decrease)
	2002	2001	$	%	2002	2001	$	%
Salaries and employee benefits	$2,089	$1,654	$435	26.3%	$4,270	$3,255	$1,015	31.2%
Net occupancy expenses	516	411	105	25.5%	921	802	119	14.8%
Communication and data processing	268	262	6	2.3%	514	515	(1)	(0.2%)
Legal, audit, and other professional fees	180	133	47	35.3%	179	246	(67)	(27.2%)
Travel and entertainment	135	121	14	11.6%	242	208	34	16.3%
Credit and collection expenses	22	—	22	100.0%	22	—	22	100.0%
Other expenses	137	135	2	1.5%	275	284	(9)	(3.2%)

Total non-interest expense	$3,347	$2,716	$631	23.2%	$6,423	$5,310	$1,113	21.0%

        Non-interest expense for the three months ended June 30, 2002 grew by $631,000, to $3.3 million, compared to the same period in 2001. This was primarily due to increases of $435,000 and $105,000 in salaries and employee benefits and net occupancy expenses, respectively.

        Non-interest expense for the six months ended June 30, 2002 grew by $1.1 million, to $6.4 million, compared to the same period in 2001. This was primarily due to increases of $1.0 million and $119,000 in salaries and employee benefits and net occupancy expenses, respectively, partially offset by a reduction of $67,000 in legal, audit, and other professional fees.

        The increase in salaries and employee benefits for the three and six months ended June 30, 2002, compared to the same periods in 2001, was primarily due to the following factors:

  •
  In January of 2002, employee base salaries increased by approximately 4%.

  •
  In January of 2002, the Company hired a Senior Vice President to lead the Company's new business lending program for business professionals and small businesses.

  •
  Marketing bonuses increased due to the growth in loan originations, which increased by 21.5% and 61.6%, to $34.4 million and $57.0 million, for the three and six months ended June 30, 2002, respectively, compared to the same periods in 2001.

  •
  The Company expanded the staffing level of its SBA lending program. The average number of full-time employees increased by three and five for the three and six months ended June 30, 2002, respectively, compared to the same periods in 2001.

        The increase in net occupancy expenses for the three and six months ended June 30, 2002, compared to the same periods in 2001, was primarily due to a cost of approximately $110,000 related to a defalcation at one of the Company's branches.

        The reduction in legal, audit, and other professional fees for the six months ended June 30, 2002, was primarily due to the $175,000 reversal in the first quarter of 2002 of a portion of an accrual originally taken during the fourth quarter of 2001 for estimated expenses relating to (i) obtaining a favorable ruling on an IRS income tax refund claim, and (ii) settling a legal claim brought against the Bank.

FINANCIAL CONDITION

Balance Sheet Analysis

        The following table presents condensed balance sheets as of the dates indicated and the dollar and percentage changes between the periods (dollars in thousands):

			Increase (Decrease)
	June 30, 2002	December 31, 2001
			$	%
Assets
Cash and cash equivalents	$10,823	$18,682	$(7,859)	(42.1%)
Investment securities available for sale, at market	71,464	58,952	12,512	21.2%
Net loans	460,086	454,029	6,057	1.3%
Other assets	13,807	13,095	712	5.4%

Total assets	$556,180	$544,758	$11,422	2.1%

Liabilities
Checking accounts	$15,523	$14,912	$611	4.1%
Savings accounts	133,407	136,145	(2,738)	(2.0%)
Certificates of deposit	228,039	250,466	(22,427)	(9.0%)

Total deposits	376,969	401,523	(24,554)	(6.1%)

FHLB advances	82,500	40,000	42,500	106.3%
Term borrowings	30,000	40,000	(10,000)	(25.0%)
Trust preferred securities	17,250	17,250	—	—

Total borrowings	129,750	97,250	32,500	33.4%

Total interest-bearing liabilities	506,719	498,773	7,946	1.6%
Other liabilities	8,205	8,010	195	2.4%

Total liabilities	514,924	506,783	8,141	1.6%

Shareholders' Equity
Common stock, at par	30	30	—	—
Additional paid-in capital	27,622	27,780	(158)	(0.6%)
Retained earnings	22,017	19,140	2,877	15.0%
Accumulated other comprehensive income (loss) - unrealized gain (loss) on investment securities available for sale, net of income taxes	296	(198)	494	249.5%
Common stock in treasury, at cost	(8,709)	(8,777)	68	0.8%

Total shareholders' equity	41,256	37,975	3,281	8.6%

Total liabilities and shareholders' equity	$556,180	$544,758	$11,422	2.1%

        Total assets grew by $11.4 million, to $556.2 million, during the six months ended June 30, 2002, primarily due to increases of $12.5 million and $6.1 million in investment securities and net loans, respectively, partially offset by a decrease of $7.9 million in cash and cash equivalents.

        The $12.5 million increase in investment securities, to $71.5 million, was principally due to the $25.5 million purchases of higher yield mortgage-backed securities, using proceeds from the redemption of lower yield securities purchased under resale agreements. Partially offsetting this increase were principal payments on mortgage-backed securities totaling $13.4 million.

        The $6.1 million increase in net loans, to $460.1 million, was primarily due to $57.0 million of loan originations and $4.9 million of loan purchases, partially offset by $52.1million of principal payments and $3.4 million of SBA loan sales.

        The $7.9 million decrease in cash and cash equivalents, to $10.8 million, was principally due to the previously mentioned $25.5 million redemption of securities purchased under resale agreements to fund purchases of mortgage-backed securities, partially offset by principal payments received on mortgage-backed securities and proceeds received from FHLB advances.

        Total liabilities grew by $8.1 million, to $514.9 million, during the six months ended June 30, 2002, primarily due to an increase of $42.5 million in short-term, variable rate FHLB advances, partially offset by reductions of $22.4 million and $10.0 million in certificates of deposit and term borrowings, respectively. The lower rate FHLB advances were principally used to (i) replace maturing higher rate certificates of deposit, (ii) payoff a $10.0 million term borrowing, which matured in April of 2002, bearing a higher interest rate of 6.65%, and (iii) fund loan growth.

        Shareholders' equity increased by $3.3 million, to $41.3 million, during the six months ended June 30, 2002. Changes in shareholders' equity were due to the following factors:

  •
  The Company recorded $3.3 million of net income for the first six months of 2002.

  •
  The Company declared and paid cash dividends of $389,000 for the first six months of 2002.

  •
  The $198,000 accumulated other comprehensive loss (i.e. unrealized loss on investment securities available for sale, net of income taxes) at December 31, 2001, decreased by $494,000, to a $296,000 accumulated other comprehensive income position at June 30, 2002, primarily due to unrealized gains on the Company's mortgage-backed securities portfolio.

  •
  Common stock in treasury decreased by $68,000 during the first six months of 2002, primarily due to the issuance of 34,417 shares of common stock in treasury, at an aggregate cost of $537,000, under the Company's employee stock purchase plan, non-employee directors stock purchase plan, and employee stock option plan. This decrease in treasury stock was partially offset by the $469,000 purchase of 18,800 shares of the Company's common stock under its stock repurchase plan.

Allowance for Loan Losses

        The allowance for loan losses increased by $583,000, to $8.5 million, during the six months ended June 30, 2002, due to $250,000 in provision for loan losses and $333,000 in net recoveries. The allowance for loan losses as a percentage of loans was 1.82% at June 30, 2002, as compared to 1.72% at December 31, 2001.

        The overall economic factors and conditions affecting the Company's allowance for loan losses at June 30, 2002, are consistent with the various factors that the Company has experienced over the last 12-18 months. While there had been a general decline in the economy during the third and fourth quarters of 2001, there appears to have been a slight improvement in the economy during the first and second quarters of 2002.

        The Company's management considered the following recent loan loss and credit experience in evaluating the allowance for loan losses at June 30, 2002:

  •
  During the six months ended June 30, 2002, recoveries exceeded charge-offs by $333,000.

  •
  During the years ended December 31, 2001 and 2000, recoveries exceeded charge-offs by $46,000 and $186,000, respectively.

  •
  There were no non-accrual loans and other real estate owned at June 30, 2002 and at seven of the last ten quarter-end periods as of June 30, 2002.

  •
  During the first six months of 2002, the prime rate remained unchanged at 4.75%. However, during 2001, the prime rate dropped 475 basis points, to 4.75%. As a result, most of the Company's adjustable rate borrowers experienced some decline in the interest payments on their loans, which strengthened their debt service capabilities. However, these borrowers did not realize the full impact of the prime rate reduction on their loan payments due to interest rate floors that exist on most of the Company's adjustable rate loans. As of June 30, 2002, 84.9% of the Company's loan portfolio consisted of adjustable rate loans, and 40.7% consisted of prime rate loans.

        In addition to recent loan loss and credit experience, management considers historical loan loss experience as well as changes within the loan portfolio in evaluating the adequacy of the allowance for loan losses. Changes in the loan portfolio include (i) the growth in SBA lending, (ii) changes in geographic concentration, (iii) changes in the collateral mix of the loan portfolio, and (iv) the debt service ability of borrowers. In addition, management attempts to factor in the changes that relate to the economy in specific cities or locations. Most of these factors (geographic concentration, collateral concentration, debt service coverage of borrowers, and current vacancy rates) are favorable to the Company's current loan portfolio as compared to the loan portfolio of the 1991 - 1993 recessionary economic period. Management believes that the ability to predict the direction of the current U.S. economy is difficult given the continued risk of terrorism, the continued negative impact of declines in corporate earnings and the stock market, and the loss of consumer confidence. Management feels that the economy may only experience slow to modest growth during the remainder of 2002 and possibly into 2003. In considering all of the above factors, management believes that the allowance for loan losses as of June 30, 2002 is adequate.

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

        The following table sets forth certain information with respect to the Company's allowance for loan losses for the periods indicated (dollars in thousands):

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001	Twelve Months Ended December 31, 2001
Allowance at beginning of period	$7,946	$7,240	$7,240
Provision for loan losses	250	80	660
Net (charge-offs) recoveries:
Charge-offs	—	(34)	(111)
Recoveries	333	128	157

Total net (charge-offs) recoveries	333	94	46

Allowance at end of period	$8,529	$7,414	$7,946

Allowance to total loans	1.82%	1.86%	1.72%
Allowance to non-accrual loans	NM	NM	NM
Annualized net (charge-offs) recoveries to average loans	0.14%	0.05%	0.01%

NM means Not Meaningful

NON-PERFORMING ASSETS

        The following table sets forth non-accrual loans and OREO as of the dates indicated (dollars in thousands):

	June 30, 2002	December 31, 2001	June 30, 2001
Non-accrual loans	$—	$—	$—
Other real estate owned (OREO)	—	—	—

Total non-performing assets	$—	$—	$—

Non-accrual loans to total loans	0.00%	0.00%	0.00%
Total non-performing assets to total assets	0.00%	0.00%	0.00%

        During the second quarter of 2002, the Company changed its non-accrual loan policy to place loans on non-accrual status starting at 90 days past due, rather than at 61 days past due. However, the Company may place a loan on non-accrual status sooner if management determines that the collectibility of principal or interest is unlikely prior to the loan becoming 90 days past due. This change was made in order to be consistent with general banking industry practice.

LIQUIDITY

        The Company's primary sources of funds are deposits, borrowings, and payments of principal and interest on loans and investment securities. While maturities and scheduled principal amortization on loans are a reasonably predictable source of funds, deposit flows and mortgage loan prepayments are greatly influenced by the level of interest rates, economic conditions, and competition. As a measure of protection against these uncertainties, the Company maintains borrowing relationships with several brokers, whereby the Company is able to borrow funds that are secured by pledging specific amounts of certain U.S. government sponsored agency securities. The Company is generally able to borrow up to 98% of the market value of these securities. As of June 30, 2002, the market values of U.S. government sponsored agency securities that were available for collateral purposes totaled $28.5 million.

        The Bank also has a fixed rate borrowing facility with the State of California Treasurer's Office under which the Bank can borrow an amount not to exceed its unconsolidated total shareholder's equity. Borrowing maturity dates under this program cannot exceed one year. The State of California requires collateral with a value of at least 110% of the outstanding borrowing amount. The Bank has pledged specific amounts of certain U.S. government sponsored agency securities to meet the collateral requirement under this borrowing facility. As of June 30, 2002, the Bank's unconsolidated total shareholder's equity was $53.7 million and the Bank had no outstanding borrowings from the State of California.

        During the second quarter of 2001, the Bank became a member of the FHLB, which serves as a source of both fixed rate and adjustable rate borrowings, with maturities ranging from one day to 30 years. Under the FHLB's borrowing program, the Bank is able to borrow an FHLB-approved percentage of the Bank's unconsolidated total assets. All FHLB advances must be secured by eligible collateral, subject to FHLB guidelines and limitations. Such collateral may consist of either commercial real estate loans, or U.S. government sponsored agency mortgage-backed securities, or a combination of both. For pledged commercial real estate loans, the FHLB will lend up to 55% on an individual loan basis and up to 20% of the Bank's unconsolidated total assets on an aggregate basis.

        As of June 30, 2002, the Bank's FHLB credit line totaled $108.7 million, based on 20% of its unconsolidated total assets of $543.5 million. The amount of the Bank's eligible, pledged collateral totaled $128.1 million, after deductions for the above FHLB limitations, and consisted of commercial real estate loans. Against this facility, the Bank had $82.5 million of outstanding advances, leaving

$26.2 million available for future advances. In July of 2002, the FHLB approved an increase in the Bank's credit line to 35% of total assets from 20% of total assets. On a pro forma basis, had this been in effect at June 30, 2002, the Bank's credit line would have increased by $81.5 million, to $190.2 million.

DIVIDENDS

        As a Delaware corporation, Pacific Crest may pay common dividends out of surplus or, if there is no surplus, from net profits for the current and preceding fiscal year. Pacific Crest, on an unconsolidated basis, had approximately $3.7 million in cash and investments less current liabilities and short-term debt at June 30, 2002. However, these funds are necessary to pay future operating expenses of Pacific Crest, service all outstanding debt, including the $17.25 million junior subordinated debentures payable to PCC Capital, and fund possible future capital infusions into the Bank. Without dividends from the Bank, Pacific Crest must rely solely on existing cash, investments, and the ability to secure borrowings.

        The Bank's ability to pay dividends to Pacific Crest is restricted by California state law, which requires that sufficient retained earnings be available to pay the dividend. On June 14, 2002, the Bank paid a cash dividend of $800,000 to Pacific Crest for the second quarter of 2002. During the first quarter of 2002, the Bank declared and paid a cash dividend of $800,000 to Pacific Crest. At June 30, 2002, the Bank had retained earnings of $23.6 million available for future dividend payments.

        On July 26, 2002, the Company announced that the Board of Directors had declared a cash dividend of $0.10 per common share for the third quarter of 2002. The dividend will be paid on September 13, 2002 to shareholders of record as of the close of business on August 30, 2002.

        On May 13, 2002, the Company announced that the Board of Directors had declared a cash dividend of $0.08 per common share for the second quarter of 2002. The dividend was paid on June 14, 2002 to shareholders of record at the close of business on May 31, 2002. During the first quarter of 2002, the Company declared and paid a cash dividend of $0.08 per common share. The total amount of cash dividends paid during the six months ended June 30, 2002 was $389,000.

CAPITAL RESOURCES

        The Company's objective is to maintain a level of capital that will support sustained asset growth, provide for anticipated credit risks, and ensure that regulatory guidelines and industry standards are met. Pacific Crest and the Bank are subject to certain minimum capital adequacy and minimum well capitalized category guidelines adopted by the Federal Reserve and the FDIC. These guidelines relate primarily to the leverage ratio, the Tier 1 risk-based capital ratio, and the total risk-based capital ratio. The minimum well capitalized required ratios are 5.00% leverage, 6.00% Tier 1 risk-based capital, and 10.00% total risk-based capital. The minimum capital adequacy required ratios are 4.00% leverage, 4.00% Tier 1 risk-based capital, and 8.00% total risk-based capital. At June 30, 2002, Pacific Crest and the Bank were in compliance with all such capital requirements.

        The following table presents the regulatory ratios of Pacific Crest and the Bank as of the dates indicated:

	Leverage Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio
Actual
June 30, 2002
Pacific Crest Capital, Inc.	9.97%	11.90%	13.94%
Pacific Crest Bank	9.82%	11.69%	12.94%
December 31, 2001
Pacific Crest Capital, Inc.	9.49%	11.11%	13.36%
Pacific Crest Bank	9.61%	11.22%	12.47%
Requirements
Minimum Well Capitalized	5.00%	6.00%	10.00%
Minimum Capital Adequacy	4.00%	4.00%	8.00%

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

        The following table is a summary of the Company's one-year GAP as of the dates indicated (in thousands):

	June 30, 2002	December 31, 2001	Increase (Decrease)
Total interest-sensitive assets maturing or repricing within one year ("one-year assets")	$344,781	$329,491	$15,290
Total interest-sensitive liabilities maturing or repricing within one year ("one-year liabilities")	392,576	408,971	(16,395)

One-year GAP	$(47,795)	$(79,480)	$31,685

        The one-year GAP increased by $31.7 million during the first six months of 2002, principally due to an increase in one-year assets of $15.3 million and a decrease in one-year liabilities of $16.4 million.

        The growth in one-year assets was primarily due to a $28.1 million increase in the one-year loan category, partially offset by a $12.7 million decline in securities purchased under resale agreements. The increase in one-year loans was principally due to loans that moved into the one-year category from longer term categories because they were initially fixed rate for a period of one to five years and have now converted to the adjustable rate period of their terms. Additionally, the Company's loan growth during the six months ended June 30, 2002 was primarily due to the origination and purchase of adjustable rate loans.

        The $12.7 million decrease in short-term securities purchased under resale agreements was principally attributable to a $25.5 million redemption of such securities in March of 2002 to purchase long-term, fixed rate mortgage-backed securities. This factor was partially offset by the investment into these short-term securities of cash proceeds received from principal payments on loans and mortgage-backed securities.

        The decline in one-year liabilities was primarily due to decreases of $46.8 million and $10.0 million in one-year certificates of deposit and term borrowings, respectively, partially offset by an increase of $42.5 million in short-term, adjustable rate FHLB advances.

        The Company has assumed, for purposes of the GAP table below, that its checking and savings accounts reprice immediately.

        The GAP table below provides information about the Company's balance sheet non-derivative financial instruments at June 30, 2002 that are sensitive to changes in interest rates. For all financial instruments, the table presents the outstanding principal balance and the weighted average interest yield/rate of the instruments by either the date that the instrument can be repriced, for adjustable rate financial instruments, or the maturity date, for fixed rate financial instruments (dollars in thousands):

	Maturity or Repricing Date
June 30 ,2002	Within 6 Months	Over 6 to 12 Months	Over 12 to 18 Months	Over 18 to 24 Months	Over 24 Months	Total
Interest-Sensitive Assets: Securities purchased under
resale agreements	$3,456	$—	$—	$—	$—	$3,456
average yield (variable rate)	1.80%	—	—	—	—	1.80%
U.S. government sponsored agency mortgage-backed securities	—	—	—	—	68,173	68,173
average yield (fixed rate)	—	—	—	—	5.69%	5.69%
Corporate debt securities	3,291	—	—	—	—	3,291
average yield (variable rate)	3.76%	—	—	—	—	3.76%
Loans, gross	283,444	54,590	13,762	32,107	84,691	468,594
average yield	7.84%	7.79%	8.68%	8.30%	8.37%	7.98%

Total interest-sensitive assets	$290,191	$54,590	$13,762	$32,107	$152,864	$543,514

Interest-Sensitive Liabilities: Checking accounts	$15,523	$—	$—	$—	$—	$15,523
average rate (variable rate)	1.47%	—	—	—	—	1.87%
Savings accounts	133,407	—	—	—	—	133,407
average rate (variable rate)	2.41%	—	—	—	—	2.41%
Certificates of deposit	141,010	30,136	20,498	19,966	16,429	228,039
average rate (fixed rate)	3.96%	3.40%	3.62%	4.22%	5.92%	4.02%
FHLB advances	42,500	—	20,000	20,000	—	82,500
average rate (fixed rate)	2.01%	—	3.01%	3.30%	0.00%	2.57%
Term borrowings	30,000	—	—	—	—	30,000
average rate (fixed rate)	6.63%	—	—	—	—	6.63%
Trust preferred securities	—	—	—	—	17,250	17,250
average rate (fixed rate)	—	—	—	—	9.38%	9.38%

Total interest-sensitive liabilities	$362,440	$30,136	$40,498	$39,966	$33,679	$506,719

GAP	$(72,249)	$24,454	$(26,736)	$(7,859)	$119,185	$36,795

Cumulative GAP	(72,249)	(47,795)	(74,531)	(82,390)	36,795

PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings

        None.

ITEM 2.    Changes in Securities and Use of Proceeds

        None.

ITEM 3.    Defaults upon Senior Securities

        None.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        At the annual meeting of the Company's shareholders, held on May 10, 2002, the following matters were submitted to a vote of shareholders with the indicated number of votes being cast for, against, or withheld:

  1.
  To elect two persons to the board of directors for a term of three years and to serve until their successors are elected and qualified.

	Number of Votes
	For	Against	Abstain/Withheld
Richard S. Orfalea	2,197,264	5,748	219,507
Gary Wehrle	2,114,928	153,341	154,250

            The Company's other directors, Rudolph I. Estrada, Steven J. Orlando, and Martin J. Frank are serving for a term of three years. The term for Mr. Estrada expires at the annual meeting of shareholders in 2003. The terms for Mr. Orlando and Mr. Frank expire at the annual meeting of shareholders in 2004.

  2.
  To approve the adoption of the Pacific Crest Capital, Inc. 2002 Equity Incentive Plan.

Number of Votes
For	Against	Abstain/Withheld
1,492,373	379,225	550,921

ITEM 5.    Other Information

        None.

ITEM 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

    None.

  (b)
  Reports on Form 8-K

    The Company filed no reports on Form 8-K during the quarter ended June 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC CREST CAPITAL, INC.

Date: August 9, 2002	/s/ GARY WEHRLE Gary Wehrle President and Chief Executive Officer
Date: August 9, 2002	/s/ ROBERT J. DENNEN Robert J. Dennen Senior Vice President, Chief Financial Officer, and Corporate Secretary

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report on Form 10-Q of Pacific Crest Capital, Inc. (the "Company") for the period ended June 30, 2002, as filed with the Securities and Exchange Commission (the "Report"), we, Gary Wehrle, Chief Executive Officer, and Robert J. Dennen, Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1)
  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2)
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 9, 2002	/s/ GARY WEHRLE Gary Wehrle Chief Executive Officer
Date: August 9, 2002	/s/ ROBERT J. DENNEN Robert J. Dennen Chief Financial Officer

QuickLinks

PACIFIC CREST CAPITAL, INC. CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)
PACIFIC CREST CAPITAL, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (dollars in thousands, except per share data)
PACIFIC CREST CAPITAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited) (dollars and shares in thousands)
PACIFIC CREST CAPITAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in thousands)
PACIFIC CREST CAPTIAL, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2002 (Unaudited)
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
QUARTERLY FINANCIAL DATA
QUARTERLY INCOME STATEMENTS
QUARTERLY BALANCE SHEETS
QUARTERLY AVERAGE BALANCE SHEETS AND SPREAD DATA
RESULTS OF OPERATIONS
FINANCIAL CONDITION
NON-PERFORMING ASSETS
LIQUIDITY
DIVIDENDS
CAPITAL RESOURCES
  PART II—OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 2. Changes in Securities and Use of Proceeds
  ITEM 3. Defaults upon Senior Securities
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 5. Other Information
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES
PACIFIC CREST CAPITAL, INC.