Form 10-Q
period 2002-09-30
PACIFIC CREST CAPITAL INC
filed 2002-11-14
CIK 912048

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of October 24, 2002, the number of shares outstanding of the registrant's $.01 par value Common Stock on a pre-split basis was 2,416,740.

9.375% Cumulative Trust Preferred Securities of PCC Capital I

Guarantee of Pacific Crest Capital, Inc. with respect to the
9.375% Cumulative Trust Preferred Securities of PCC Capital I

PACIFIC CREST CAPITAL, INC.

SEPTEMBER 30, 2002 FORM 10-Q

TABLE OF CONTENTS

PACIFIC CREST CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	September 30, 2002	December 31, 2001
	(Unaudited)	(Audited)
Assets
Cash	$3,170	$2,508
Securities purchased under resale agreements	3,220	16,174

Cash and cash equivalents	6,390	18,682

Investment securities available for sale, at market	85,225	58,952
Loans:
Commercial real estate loans	418,829	430,420
SBA loans held for investment	14,248	11,369
SBA loans held for sale, at lower of cost or market	21,955	12,797
Other loans	6,935	7,393

Gross loans	461,967	461,979
Deferred loan costs (fees)	228	(4)
Allowance for loan losses	(8,583)	(7,946)

Net loans	453,612	454,029

Other assets:
Investment in FHLB stock	6,025	2,000
Deferred income taxes, net	4,091	5,203
Accrued interest receivable	2,421	2,532
Prepaid expenses and other assets	1,861	2,087
Premises and equipment	1,177	1,273

Total other assets	15,575	13,095

Total assets	$560,802	$544,758

Liabilities
Deposits:
Checking accounts	$16,063	$14,912
Savings accounts	132,589	136,145
Certificates of deposit	221,162	250,466

Total deposits	369,814	401,523

Borrowings:
FHLB advances	111,000	40,000
Term borrowings	10,000	40,000
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures ("Trust preferred securities")	17,250	17,250

Total borrowings	138,250	97,250

Accrued interest payable and other liabilities	9,845	8,010

Total liabilities	517,909	506,783

Shareholders' Equity (See Note 2)
Common stock, $.01 par value (10,000,000 shares authorized, 5,973,060 shares issued at September 30, 2002 and December 31, 2001)	60	60
Additional paid-in capital	27,584	27,750
Retained earnings	23,725	19,140
Accumulated other comprehensive income (loss)	849	(198)
Common stock in treasury, at cost (1,134,678 shares at
September 30, 2002 and 1,132,762 shares at December 31, 2001)	(9,325)	(8,777)

Total shareholders' equity	42,893	37,975

Total liabilities and shareholders' equity	$560,802	$544,758

Tangible book value per common share	$8.87	$7.85

See accompanying Notes to Consolidated Financial Statements.

PACIFIC CREST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Interest income:
Loans	$9,438	$9,428	$28,321	$28,194
Securities purchased under resale agreements	30	135	151	352
Investment securities available for sale	1,016	1,760	2,806	7,251

Total interest income	10,484	11,323	31,278	35,797

Interest expense:
Deposits:
Checking accounts	58	107	182	327
Savings accounts	644	1,182	2,014	4,039
Certificates of deposit	2,085	3,960	7,756	13,692

Total interest on deposits	2,787	5,249	9,952	18,058

Borrowings:
Securities sold under repurchase agreements	—	29	—	211
State of California borrowings	—	193	—	609
FHLB advances	611	—	1,323	—
Term borrowings	478	677	1,662	2,009
Trust preferred securities	404	404	1,213	1,213

Total interest on borrowings	1,493	1,303	4,198	4,042

Total interest expense	4,280	6,552	14,150	22,100

Net interest income	6,204	4,771	17,128	13,697
Provision for loan losses	175	150	425	230

Net interest income after provision for loan losses	6,029	4,621	16,703	13,467

Non-interest income:
Loan prepayment and late fee income	227	47	584	257
Gain on sale of SBA 7(a) loans	25	95	221	405
Gain on sale of SBA 504 loans and broker fee income	704	69	1,136	298
Gain (loss) on sale of investment securities	(682)	106	(682)	95
Other income	270	219	776	579

Total non-interest income	544	536	2,035	1,634

Non-interest expense:
Salaries and employee benefits	2,452	1,718	6,722	4,973
Net occupancy expenses	466	397	1,387	1,199
Communication and data processing	261	247	775	762
Legal, audit, and other professional fees	158	261	337	507
Travel and entertainment	116	105	358	313
Credit and collection expenses	4	—	26	—
Other expenses	165	120	440	404

Total non-interest expense	3,622	2,848	10,045	8,158

Income before income taxes	2,951	2,309	8,693	6,943
Income tax provision	1,000	989	3,476	2,924

Net income	$1,951	$1,320	$5,217	$4,019

Earnings per common share:
Basic	$0.40	$0.27	$1.07	$0.81
Diluted	$0.36	$0.25	$0.97	$0.76

See accompanying Notes to Consolidated Financial Statements.

PACIFIC CREST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(dollars and shares in thousands)

			Common Stock in Treasury
	Common Stock						Accumulated Other Comprehensive Income (Loss)
					Additional Paid-in Capital	Retained Earnings		Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2000	2,986	$30	(471)	$(6,900)	$27,790	$14,542	$(1,532)	$33,930
2-for-1 stock split on distribution date of November 12, 2002	2,987	30	(471)	—	(30)	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	5,385	—	5,385
Unrealized loss on investment securities available for sale, net of income taxes	—	—	—	—	—	—	1,334	1,334

Total comprehensive income								6,719
Issuances of common stock in treasury:
Employee stock purchase plan	—	—	8	62	(7)	—	—	55
Non-employee directors' stock purchase plan	—	—	6	42	7	—	—	49
Employee stock option plan	—	—	4	32	(10)	—	—	22
Purchase of common stock in treasury	—	—	(209)	(2,013)	—	—	—	(2,013)
Cash dividends paid ($0.16 per share)	—	—	—	—	—	(787)	—	(787)

Balance at December 31, 2001	5,973	$60	(1,133)	$(8,777)	$27,750	$19,140	$(198)	$37,975

Comprehensive income:
Net income	—	—	—	—	—	5,217	—	5,217
Unrealized gain on investment securities available for sale, net of income taxes	—	—	—	—	—	—	1,047	1,047

Total comprehensive income								6,264
Issuances of common stock in treasury:
Employee stock purchase plan	—	—	7	55	(4)	—	—	51
Non-employee directors' stock purchase plan	—	—	3	24	15	—	—	39
Employee stock option plan	—	—	76	595	(177)	—	—	418
Purchase of common stock in treasury	—	—	(88)	(1,222)	—	—	—	(1,222)
Cash dividends paid ($0.13 per share)	—	—	—	—	—	(632)	—	(632)

Balance at September 30, 2002	5,973	$60	(1,135)	$(9,325)	$27,584	$23,725	$849	$42,893

See accompanying Notes to Consolidated Financial Statements.

PACIFIC CREST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2002	2001
Operating activities:
Net income	$5,217	$4,019
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	425	230
Gain on sale of SBA 7(a) loans held for sale	(221)	(405)
Gain on sale of SBA 504 loans held for sale	(203)	(145)
Loss (gain) on sale of investment securities	682	(95)
Depreciation and amortization of premises and equipment	304	289
Amortization (accretion) of deferred loan costs (fees)	(59)	(64)
Amortization of premium on investment securities	675	276
Dividends on FHLB stock	(92)	—
Deferred income tax expense (benefit)	(250)	90
Proceeds from sales of SBA 7(a) loans held for sale	3,213	7,871
Proceeds from sales of SBA 504 loans held for sale	3,608	2,865
Originations of SBA 7(a) loans held for sale	(12,565)	(7,941)
Originations of SBA 504 loans held for sale	(2,544)	(2,888)
Federal income tax refund	804	—
Decrease in accrued interest receivable	111	4,009
Decrease (increase) in prepaid expenses and other assets	293	(177)
Increase in accrued interest payable and other liabilities	1,635	2,476

Net cash provided by operating activities	1,033	10,410

Investing activities:
Purchases of mortgage-backed securities	(47,694)	(107,955)
Principal payments on mortgage-backed securities	21,869	7,770
Proceeds from calls and sales of callable bonds	—	229,187
Proceeds from sales of mortgage-backed securities	—	42,423
Originations of loans held for investment	(63,225)	(60,314)
Purchases of loans held for investment	(4,915)	(2,879)
Principal payments on loans	76,836	39,382
Purchases of FHLB stock	(3,933)	(832)
Purchases of premises and equipment, net	(208)	(229)

Net cash (used in) provided by investing activities	(21,270)	146,553

Financing activities:
Net increase in checking accounts	1,151	2,882
Net decrease in savings accounts	(3,556)	(4,796)
Net decrease in certificates of deposit	(29,304)	(70,374)
Net decrease in securities sold under repurchase agreements	—	(23,500)
Net decrease in State of California borrowings	—	(28,000)
Net increase in FHLB advances	71,000	—
Net decrease in term borrowings	(30,000)	—
Purchase of common stock in treasury, at cost	(1,222)	(1,422)
Cash dividends paid	(632)	(594)
Proceeds from exercise of stock options	418	23
Proceeds from employees and directors stock purchase plans	90	92

Net cash provided by (used in) financing activities	7,945	(125,689)

Net (decrease) increase in cash and cash equivalents	(12,292)	31,274
Cash and cash equivalents at beginning of period	18,682	5,336

Cash and cash equivalents at end of period	$6,390	$36,610

See accompanying Notes to Consolidated Financial Statements.

PACIFIC CREST CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

Note 1. Basis of Presentation

        The interim consolidated financial statements included herein have been prepared by Pacific Crest Capital, Inc., without audit, in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted pursuant to such SEC rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

        In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company and the results of its operations for the interim period presented. The results of operations for this current interim period are not necessarily indicative of the results expected for any subsequent period or for the full year.

Note 2. Two-For-One Stock Split

        On October 17, 2002, the Company announced that its Board of Directors had approved a 2-for-1 stock split, to be effected in the form of a 100 percent stock dividend. Shareholders received one additional share of common stock for each share that they held on the record date of October 30, 2002. The additional shares were distributed on November 12, 2002.

        The stock split resulted in the issuance of 2,986,530 shares of common stock. Par value of the stock remained unchanged at $0.01 per share. Accordingly, the Company recorded the transaction by transferring $29,865 from "Additional paid-in capital" to "Common stock" on November 12, 2002. The effect of the stock split has been recognized retroactively in "Common stock" and "Additional paid-in capital" on the Consolidated Balance Sheets, as well as in all share and per share amounts in the Consolidated Financial Statements.

Note 3. Supplemental Disclosure of Cash Flow Information

        For purposes of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, cash and cash equivalents include "Cash" and "Securities purchased under resale agreements." Supplemental disclosure of cash flow information is as follows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2002	2001
Cash paid during the period for:
Interest	$14,566	$22,652
Income taxes	4,025	2,035

Note 4. Computation of Tangible Book Value Per Common Share

        Tangible book value per common share was calculated by dividing total shareholders' equity by the number of common shares issued less common shares held in treasury. The tables below present the computation of tangible book value per common share as of the dates indicated (in thousands, except share data):

	September 30, 2002	December 31, 2001
Total shareholders' equity	$42,893	$37,975

Common shares issued(1)	5,973,060	5,973,060
Less: common shares held in treasury(1)	(1,134,678)	(1,132,762)

Common shares outstanding(1)	4,838,382	4,840,298

Tangible book value per common share(1)	$8.87	$7.85

(1)
Retroactively adjusted to reflect the 2-for-1 stock split that took effect on the distribution date, November 12, 2002.

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

        The tables below present the basic and diluted earnings per common share computations for the periods indicated (dollars and shares in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income	$1,951	$1,320	$5,217	$4,019

Basic weighted average common shares outstanding(1)	4,863	4,927	4,860	4,965
Dilutive effect of potential common share issuances from stock options(1)	520	388	492	352

Diluted weighted average common shares outstanding(1)	5,383	5,315	5,352	5,317

Earnings per common share(1):
Basic	$0.40	$0.27	$1.07	$0.81
Diluted	$0.36	$0.25	$0.97	$0.76

(1)
Retroactively adjusted to reflect the 2-for-1 stock split that took effect on the distribution date, November 12, 2002.

Note 6. Investment Securities

        The Company has classified its investment securities as available for sale, which are recorded at market value. Unrealized gains or losses on securities available for sale are excluded from earnings and reported in "Accumulated other comprehensive income (loss)," net of tax effect, as a separate component of Shareholders' Equity. The following tables present the amortized cost and estimated fair values of investment securities as of the dates indicated (in thousands):

		Gross Unrealized
	Amortized Cost			Estimated Fair Value	Weighted Average Yield
		Gains	Losses
September 30, 2002
Investment securities available for sale:
U.S. government sponsored agency mortgage-backed securities	$80,305	$1,912	$—	$82,217	5.29%
Corporate debt securities	3,455	—	(447)	3,008	3.63%

Total investment securities	$83,760	$1,912	$(447)	$85,225	5.22%

December 31, 2001
Investment securities available for sale:
U.S. government sponsored agency mortgage-backed securities	55,169	368	—	55,537	5.31%
Corporate debt securities	4,124	—	(709)	3,415	4.21%

Total investment securities	$59,293	368	$(709)	$58,952	5.24%

        During the third quarter of 2002, the Company wrote down to market value one of its corporate debt securities in order to reflect an other than temporary decline in the market value of that security. The write-down was based on a variety of factors, including a recent rating agency downgrade of the security's debt rating. This write-down totaled $682,000 and is included in "Gain (loss) on sale of investment securities" in the Consolidated Statements of Income.

        The Company's investment securities portfolio at September 30, 2002 consisted of fixed rate investments in U.S. government sponsored agency mortgage-backed securities issued by Fannie Mae and Ginnie Mae, as well as adjustable rate investments in corporate debt securities. The Company's entire investment securities portfolio at September 30, 2002 was scheduled to mature after ten years. U.S. government sponsored agency securities with market values totaling $16.6 million and $47.3 million were pledged to secure borrowings aggregating $10.0 million and $40.0 million at September 30, 2002 and at December 31, 2001, respectively.

Note 7. SBA Loans Held for Sale

        The table below presents the Company's U.S. Small Business Administration ("SBA") loans held for sale as of the dates indicated (in thousands):

	September 30, 2002	December 31, 2001
SBA guaranteed 7(a) loans	$20,172	$11,308
SBA 504 loans	1,783	1,489

Total SBA loans held for sale	$21,955	$12,797

Note 8. FHLB Advances

        As of September 30, 2002 and December 31, 2001, the Company had Federal Home Loan Bank ("FHLB") advances secured by real estate loans and a required investment in FHLB stock of

$6.0 million and $2.0 million, respectively. The tables below describe the attributes of the FHLB advances as of the dates indicated (dollars in thousands):

	September 30, 2002
	Amount	Rate	Maturity Date
Borrowing Date
Short-term, variable rate:
September 2002	$21,000	2.01%	October 2002
Long-term, fixed rate:
November 2001	20,000	3.01%	November 2003
July 2002	20,000	2.29%	January 2004
November 2001	20,000	3.30%	May 2004
July 2002	10,000	2.68%	July 2004
August 2002	20,000	3.03%	August 2005

Total long-term	90,000	2.88%

Total FHLB advances	$111,000	2.72%

	December 31, 2001
	Amount	Rate	Maturity Date
Borrowing Date
Long-term, fixed rate:
November 2001	$20,000	3.01%	November 2003
November 2001	20,000	3.30%	May 2004

Total FHLB advances	$40,000	3.16%

Note 9. Term Borrowings

        The Company had fixed rate, long-term borrowings arranged through one investment banking firm at September 30, 2002 and December 31, 2001. This debt is secured by pledging specific amounts of certain U.S. government sponsored agency securities. The tables below reflect the attributes of the Company's term borrowings as of the dates indicated (dollars in thousands):

	September 30, 2002
	Amount	Rate	Maturity Date
Borrowing Date
October 2000	$10,000	6.61%	October 2002

	December 31, 2001
	Amount	Rate	Maturity Date
Borrowing Date
October 2000	$10,000	6.65%	April 2002
September 2000	20,000	6.62%	September 2002
October 2000	10,000	6.61%	October 2002

Total term borrowings	$40,000	6.63%

Note 10. Federal Income Tax Refund

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

Note 11. Recent Accounting Pronouncements

        In June of 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 was effective January 1, 2002. The adoption of SFAS 144 did not have a material impact on the Company's consolidated financial position or results of operations.

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

        In July of 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 requires costs associated with exit or disposal activities to be recognized when they are incurred, and applies prospectively to such activities that are initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

        In October of 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions ("SFAS 147"), which provides guidance on the accounting for the acquisitions of a financial institution. This statement requires that the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under SFAS No. 142, Goodwill and other Intangible Assets. Thus, the specialized accounting guidance in paragraph 5 of SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, will not apply after September 30, 2002. If certain criteria in SFAS 147 are met, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of the statement. Financial institutions meeting conditions outlined in SFAS 147 will be required to restate previously issued financial statements. Additionally, the scope of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, is amended to include long-term customer-relationship intangible assets such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. This statement is effective beginning October 1, 2002. The adoption of SFAS 147 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following is management's discussion and analysis of the major factors that influenced the consolidated results of operations and financial condition of the Company for the period ended September 30, 2002. This analysis should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission, and with the unaudited financial statements and notes as set forth in this report.

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

Two-For-One Stock Split

        On October 17, 2002, the Company announced that its Board of Directors had approved a 2-for-1 stock split, to be effected in the form of a 100 percent stock dividend. Shareholders received one additional share of common stock for each share that they held on the record date of October 30, 2002. The additional shares were distributed on November 12, 2002.

        The stock split resulted in the issuance of 2,986,530 shares of common stock. Par value of the stock remained unchanged at $0.01 per share. Accordingly, the Company recorded the transaction by transferring $29,865 from "Additional paid-in capital" to "Common stock" on November 12, 2002.

        The effect of the stock split has been recognized retroactively in "Common stock" and "Additional paid-in capital," as well as in all share and per share amounts, in the financial tables and text of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Capital

        As of September 30, 2002, Pacific Crest's leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 10.01%, 12.59%, and 14.57%, respectively. The Bank's leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 9.86%, 12.37%, and 13.63%, respectively. These ratios placed Pacific Crest and the Bank in the "well-capitalized" category as defined by federal regulations, which require corresponding capital ratios of 5%, 6% and 10%, respectively, to qualify for that designation.

Dividends

        On October 17, 2002, the Company announced that the Board of Directors had declared a cash dividend of $0.05 per common share on a post-split basis for the fourth quarter of 2002. The dividend will be paid on December 13, 2002, to shareholders of record at the close of business on November 29, 2002.

        On July 26, 2002, the Company announced that the Board of Directors had declared a cash dividend of $0.10 per common share on a pre-split basis, or $0.05 on a post-split basis, for the third quarter of 2002. The dividend was paid on September 13, 2002 to shareholders of record at the close of business on August 30, 2002. During the first six months of 2002, the Company declared and paid cash dividends of $0.08 per common share on a post-split basis. The total amount of cash dividends paid during the nine months ended September 30, 2002 was $632,000.

Stock Repurchase Plan

        During the nine months ended September 30, 2002, pursuant to its common stock repurchase program, the Company repurchased 88,200 shares of its common stock at an average cost per share of $13.86 on a post-split basis. The total amount paid for these shares was approximately $1.2 million. During the same period, the Company utilized repurchased shares for all of its common stock issuances under the Company's employee stock purchase plan, non-employee directors stock purchase plan, and employee stock option plan, which totaled 86,284 shares on a post-split basis. As of September 30, 2002, the Company had 80,800 shares remaining authorized for repurchase under its common stock repurchase program on a post-split basis.

Sale of Interest Rate Cap Agreement

        On February 8, 2000, the Company sold its interest rate cap agreement and recognized a deferred gain of $1.8 million, which was reported in the Consolidated Balance Sheets under the caption, "Accrued interest payable and other liabilities". The deferred gain is being amortized as a credit to "Interest expense—deposits" over the remaining life of the original interest rate cap agreement, which had a maturity date of June 8, 2003. During the nine months ended September 30, 2002 and 2001, the amount of deferred gain amortization totaled $415,000, which resulted in a reduction in interest expense on deposits. As of September 30, 2002, the remaining, unamortized deferred gain totaled $380,000 and will be amortized as follows: $140,000 for the last three months of 2002 and $240,000 for the first six months of 2003.

Preferred Lender Status

        In September of 2002, the Company was awarded "Preferred Lender" status in the San Francisco SBA district by the U.S. Small Business Administration ("SBA"). This district includes the following 14 California counties: Alameda, Contra Costa, Del Norte, Humboldt, Lake, Marin, Mendocino, Napa, San Francisco, San Mateo, Santa Clara, Santa Cruz, Solano, and Sonoma. The Company was previously awarded "Preferred Lender" status in the San Diego SBA district (which includes San Diego and Imperial counties), the Los Angeles SBA district (which includes Los Angeles, Ventura, and Santa Barbara counties), the Santa Ana SBA district (which includes Orange County), and the Portland SBA district (which covers the entire state of Oregon). "Preferred Lender" status is the highest designation granted lenders by the SBA.

FHLB Credit Line Expansion and Recent Long-Term Advances

        In July of 2002, the FHLB approved an increase in Pacific Crest Bank's available credit line from 20% of total assets to 35% of total assets. As a result, the Bank's credit line increased by $81.5 million, to $190.2 million, based on total assets at that time. All FHLB advances must be secured by eligible loans and/or eligible securities. The FHLB credit facility serves as an excellent source of low cost funding and is an important component of the Company's strategy to reduce funding costs. The Company is focusing on using the FHLB credit facility primarily for fixed rate advances with 12-36 month terms as part of its hedging strategy to insulate the Company from potentially higher interest rates in 2003 and 2004.

        During the third quarter of 2002 and in October of 2002, the Company obtained a total of $80.0 million in long-term, fixed rate advances from the FHLB, with a weighted average interest rate of 2.81%, in order to take advantage of favorable long-term borrowing rates.

        The advances were obtained as follows:

  •
  $50.0 million in July and August of 2002, with a weighted average interest rate of 2.66%, and maturities ranging from 1.5 years to 3.0 years. These advances replaced the Company's $42.5 million in short-term, overnight advances outstanding at June 30, 2002.

  •
  $30.0 million in October of 2002, with an interest rate of 3.06% and a maturity of 3.0 years. This advance replaced $30.0 million of term borrowings with a weighted average interest rate of 6.62% that matured in late September and early October of 2002.

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

        Additionally, one of the Company's directors, Rudolph I. Estrada, is a member of the National Association of Corporate Directors and Chairman of the Company's Nominating and Governance Committee.

Declining Interest Rate Environment

        During the first nine months of 2002, the Federal Reserve left the federal funds rate unchanged at 1.75%. However, during 2001, the Federal Reserve lowered the federal funds rate by a total of 475 basis points, to 1.75%. The impact of this cumulative reduction led to a lower interest rate environment in 2001, which continued into the first nine months of 2002, and resulted in (i) issuer calls of $219.2 million and Company sales of $10.0 million of the Company's fixed rate, U.S. government sponsored agency callable bonds (the "callable bonds"), (ii) downward repricing of the Company's adjustable rate loans, and (iii) the Company's lowering of interest rates on all of its deposit products. Additionally, the interest rates declined on the Company's adjustable rate investments and borrowings.

Loan Originations

        The following table presents the Bank's loan originations for the periods indicated (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	Amounts			Amounts
			% Change			% Change
	2002	2001		2002	2001
Commercial real estate loans	$7,744	$24,938	(68.9%)	$57,250	$51,565	11.0%
Commercial business loans(1)	—	3,075	(100.0)%	—	3,075	(100.0)%
SBA business loans:
7(a)—guaranteed portion	8,080	4,316	87.2%	12,565	7,941	58.2%
7(a)—unguaranteed portion	2,642	1,382	91.2%	4,011	2,514	59.5%

Total 7(a) loans	10,722	5,698	88.2%	16,576	10,455	58.5%

504 first lien loans	1,642	797	106.0%	2,544	2,888	(11.9)%
504 second lien loans	1,275	1,383	(7.8)%	1,964	3,160	(37.8)%

Total 504 loans	2,917	2,180	33.8%	4,508	6,048	(25.5)%

Total SBA loans	13,639	7,878	73.1%	21,084	16,503	27.8%

Total loan originations	$21,383	$35,891	(40.4)%	$78,334	$71,143	10.1%

(1)
Primarily represents unsecured loans to financial institutions.

Non-Recurring Items

        During the third quarter of 2002, the Company recorded the following items which it considers non-recurring:

  •
  The Company wrote down to market value one of its corporate debt securities in order to reflect an other than temporary decline in the market value of that security. The write-down was based on a variety of factors, including a recent rating agency downgrade of the security's debt rating. This write-down totaled $682,000 on a pre-tax basis, or $395,000 after tax, and is included in "Gain (loss) on sale of investment securities" in the Consolidated Statements of Income.

  •
  The Company recorded a one-time reduction of $220,000 in the "Income tax provision" on the Consolidated Statements of Income, which was related to the following change in the California state tax law. In September of 2002, the state of California passed a law that impacted the Company's allowable tax deduction for loan loss reserves. Under this recently enacted law, the state of California has conformed to the federal income tax law and the Company is not allowed to use the reserve method to determine its California tax bad debt deduction for taxable years beginning on or after January 1, 2002. This recently enacted law also allows for permanent forgiveness of 50% of the California tax that was related to loan loss reserves that existed as of January 1, 2002. The permanent impact of this change in the tax law was recognized in the third quarter of 2002 and resulted in the one-time $220,000 income tax reduction.

        Taken together, the two non-recurring items reduced net income for the third quarter of 2002 by $175,000, or $0.03 per share on a post-split diluted basis.

Earnings Performance Summary

        The following table presents condensed statements of income and related performance data for the periods indicated and the dollar and percentage changes between the periods (dollars in thousands, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	Amounts		Increase (Decrease)		Amounts		Increase (Decrease)
	2002	2001	$	%	2002	2001	$	%
Net interest income	$6,204	$4,771	$1,433	30.0%	$17,128	$13,697	$3,431	25.0%
Provision for loan losses	175	150	25	16.7%	425	230	195	84.8%
Non-interest income	544	536	8	1.5%	2,035	1,634	401	24.5%
Non-interest expense	3,622	2,848	774	27.2%	10,045	8,158	1,887	23.1%

Income before income taxes	2,951	2,309	642	27.8%	8,693	6,943	1,750	25.2%
Income tax provision	1,000	989	11	1.1%	3,476	2,924	552	18.9%

Net income	$1,951	$1,320	$631	47.8%	$5,217	$4,019	$1,198	29.8%

Diluted earnings per share(1)	$0.36	$0.25			$0.97	$0.76
Cash dividends per share(1)	$0.05	$0.04			$0.13	$0.12
Return on average equity(2)	18.94%	14.29%			17.45%	14.82%
Return on average assets	1.39%	0.96%			1.26%	0.93%
Annualized operating expense to average total assets	2.58%	2.06%			2.41%	1.90%
Efficiency ratio	48.69%	54.76%			50.49%	53.54%

(1)
Retroactively adjusted to reflect the 2-for-1 stock split that took effect on the distribution date, November 12, 2002.

(2)
Calculation excludes average accumulated other comprehensive income (loss) from average shareholders' equity.

  Three Months Ended September 30, 2002 and 2001

        Net income was $2.0 million (or $0.36 per common share on a post-split diluted basis) for the three months ended September 30, 2002, compared to $1.3 million (or $0.25 per common share on a post-split diluted basis) for the corresponding period in 2001. Pre-tax income was $3.0 million for the three months ended September 30, 2002 and $2.3 million for the same period in 2001. The following describes the changes in the major components of pre-tax income for the three months ended September 30, 2002 compared to the same period in 2001:

  •
  Net interest income grew by $1.4 million, to $6.2 million, primarily due to a $2.3 million decline in interest expense, which was principally attributable to the Company's lowering of interest rates on its deposits and related deposit run-off. The decreases in interest rates on the Company's deposits resulted from a lower interest rate environment due to the reduction of 475 basis points, to 1.75%, in the federal funds rate by the Board of Governors of the Federal Reserve System (the "Federal Reserve") during 2001. Partially offsetting the decline in interest expense was a $839,000 drop in interest income, which was primarily due to the calls and sales of the Company's callable bonds in 2001.

  •
  Provision for loan losses increased by $25,000, to $175,000, reflecting management's evaluation of the allowance for loan losses and the risk inherent in the Company's loan portfolio. During the three months ended September 30, 2002, the allowance for loan losses increased by $54,000, to $8.6 million, which reflected the $175,000 provision and net charge-offs of $121,000. During the three months ended September 30, 2001, the allowance for loan losses increased by $145,000, to $7.6 million, which reflected a $150,000 provision and net charge-offs of $5,000. The allowance for loan losses as a percentage of total loans was 1.86% and 1.78% at September 30, 2002 and 2001, respectively, and 1.72% at December 31, 2001.

  •
  Non-interest income increased by $8,000, to $544,000, primarily due to increases of $635,000 and $180,000 in gain on sale of SBA 504 loans and broker fee income and loan prepayment and late fee income, respectively. The increase in gain on sale of SBA 504 loans and broker fee income was principally due to an increase of $485,000 in broker fee income, attributable to the growth in brokered SBA 504 loans. These factors were partially offset by a $788,000 reduction in gain on sale of investment securities, which was attributable to a $682,000 write-down to market value on one of the Company's corporate debt securities.

  •
  Non-interest expense grew by $774,000, to $3.6 million, primarily due to increases of $734,000 and $69,000 in salaries and employee benefits and net occupancy expenses, respectively, partially offset by a reduction of $103,000 in legal, audit, and other professional fees. The growth in salaries and employee benefits was principally attributable to (i) an increase in marketing commissions attributable to the growth in brokered SBA 504 loans, and (ii) an increase in personnel bonuses, which are partially tied to the Company's return on equity performance, attributable to the higher level of return on equity in 2002 compared to 2001.

  Nine Months Ended September 30, 2002 and 2001

        Net income was $5.2 million (or $0.97 per common share on a post-split diluted basis) for the nine months ended September 30, 2002, compared to $4.0 million (or $0.76 per common share on a post-split diluted basis) for the corresponding period in 2001. Pre-tax income was $8.7 million for the nine months ended September 30, 2002 and $6.9 million for the same period in 2001. The following describes the changes in the major components of pre-tax income for the nine months ended September 30, 2002 compared to the same period in 2001:

  •
  Net interest income grew by $3.4 million, to $17.1 million, primarily due to a $7.9 million decline in interest expense, which was principally attributable to the Company's lowering of interest rates on its deposits and related deposit run-off. The decreases in interest rates on the Company's deposits resulted from a lower interest rate environment due to the reduction of 475 basis points, to 1.75%, in the federal funds rate by the Federal Reserve during 2001. Partially offsetting the decline in interest expense was a $4.5 million drop in interest income, which was primarily due to the calls and sales of the Company's callable bonds in 2001.

  •
  Provision for loan losses increased by $195,000, to $425,000, reflecting management's evaluation of the allowance for loan losses and the risk inherent in the Company's loan portfolio. During the nine months ended September 30, 2002, the allowance for loan losses increased by $637,000, to $8.6 million, which reflected the $425,000 provision and net recoveries of $212,000. During the nine months ended September 30, 2001, the allowance for loan losses increased by $319,000, to $7.6 million, which reflected a $230,000 provision and net recoveries of $89,000.

  •
  Non-interest income increased by $401,000, to $2.0 million, primarily due to increases of $838,000 and $327,000 in gain on sale of SBA 504 loans and broker fee income and loan prepayment and late fee income, respectively. The increase in gain on sale of SBA 504 loans and broker fee income was principally due to an increase of $780,000 in broker fee income, attributable to the growth in brokered SBA 504 loans. These factors were partially offset by a $777,000 reduction in gain on sale of investment securities, which was attributable to a $682,000 write-down to market value on one of the Company's corporate debt securities.

  •
  Non-interest expense grew by $1.9 million, to $10.0 million, primarily due to an increase of $1.7 million and $188,000 in salaries and employee benefits and net occupancy expenses, respectively, partially offset by a reduction of $170,000 in legal, audit, and other professional fees. The growth in salaries and employee benefits was principally attributable to (i) an increase in marketing commissions attributable to the growth in brokered SBA 504 loans, and (ii) an increase in personnel bonuses, which are partially tied to the Company's return on equity performance, attributable to the higher level of return on equity in 2002 compared to 2001. The increase in net occupancy expenses was primarily due to a cost of approximately $110,000 related to a defalcation at one of the Company's branches. The reduction in legal, audit, and other professional fees was primarily due to the $175,000 reversal in the first quarter of 2002 of a portion of an accrual originally taken in the fourth quarter of 2001 for estimated expenses relating to (i) obtaining a favorable ruling on an IRS income tax refund claim, and (ii) settling a legal claim brought against the Bank.

QUARTERLY FINANCIAL DATA
(dollars and shares in thousands, except per share data)

	At or For the Three Months Ended
	September 30, 2002	June 30, 2002	March 31, 2002	December 31, 2001	September 30, 2001
Loan Originations:
Commercial real estate loans	$7,744	$28,813	$20,693	$48,048	$24,938
Commercial business loans(1)	—	—	—	3,150	3,075
SBA business loans:
7(a) loans—guaranteed portion	8,080	3,028	1,457	2,726	4,316
7(a) loans—unguaranteed portion	2,642	965	404	880	1,382

Total 7(a) loans	10,722	3,993	1,861	3,606	5,698

504 first lien loans	1,642	902	—	1,870	797
504 second lien loans	1,275	689	—	1,429	1,383

Total 504 loans	2,917	1,591	—	3,299	2,180

Total SBA business loans	13,639	5,584	1,861	6,905	7,878

Total loan originations	$21,383	$34,397	$22,554	$58,103	$35,891

Loan Sales:
SBA guaranteed 7(a) loans	$320	$2,609	$—	$—	$1,950
SBA 504 first lien loans	2,645	782	—	1,872	299

Total SBA loan sales	$2,965	$3,391	$—	$1,872	$2,249

Performance Ratios:
Return on average equity(2)	18.94%	17.48%	15.85%	14.56%	14.29%
Return on average assets	1.39%	1.27%	1.10%	1.02%	0.96%
Net interest rate spread	4.20%	3.94%	3.60%	3.73%	3.11%
Net interest margin	4.46%	4.22%	3.90%	4.06%	3.48%
Annualized operating expense to average total assets(3)	2.58%	2.43%	2.23%	2.76%	2.06%
Efficiency ratio(4)	48.69%	50.69%	52.53%	58.69%	54.76%
Average Balances:
Average shareholders' equity	$41,579	$39,946	$38,429	$37,743	$36,840
Average realized shareholders' equity(2)	41,198	39,889	38,442	37,540	36,956
Average total assets	560,407	547,667	551,527	536,363	552,589
Per Common Share Data(5):
Cash dividends	$0.05	$0.04	$0.04	$0.04	$0.04
Basic earnings	0.40	0.36	0.31	0.28	0.27
Diluted earnings	0.36	0.33	0.29	0.26	0.25
Tangible book value	8.87	8.47	8.06	7.85	7.70
Common Shares(5):
Weighted average basic	4,863	4,867	4,849	4,863	4,927
Weighted average diluted	5,383	5,361	5,296	5,251	5,315
End of period, net of treasury shares	4,838	4,872	4,850	4,840	4,899

(1)
Primarily represents unsecured loans to financial institutions.

(2)
Calculation excludes average accumulated other comprehensive income (loss) from average shareholders' equity.

(3)
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

(5)
Retroactively adjusted to reflect the 2-for-1 stock split that took effect on the distribution date, November 12, 2002.

QUARTERLY FINANCIAL DATA
(dollars in thousands)

	At or For the Three Months Ended
	September 30, 2002	June 30, 2002	March 31, 2002	December 31, 2001	September 30, 2001
Non-Performing Assets:
Non-accrual loans	$—	$—	$153	$—	$—
Other real estate owned (OREO)	—	—	—	—	—

Total non-performing assets	$—	$—	$153	$—	$—

Non-accrual loans to total loans	0.00%	0.00%	0.03%	0.00%	0.00%
Total non-performing assets to total assets	0.00%	0.00%	0.03%	0.00%	0.00%
Allowance for Loan Losses Activity:
Allowance at beginning of quarter	$8,529	$8,376	$7,946	$7,559	$7,414
Provision for loan losses	175	150	100	430	150
Net (charge-offs) recoveries:
Charge-offs	(166)	—	—	(52)	(25)
Recoveries	45	3	330	9	20

Total net (charge-offs) recoveries	(121)	3	330	(43)	(5)

Allowance at end of quarter	$8,583	$8,529	$8,376	$7,946	$7,559

Allowance to total loans	1.86%	1.82%	1.84%	1.72%	1.78%
Allowance to non-accrual loans	NM	NM	5474.51%	NM	NM
Annualized net (charge-offs) ecoveries to average loans	(0.10)%	0.00%	0.29%	(0.04)%	0.00%
Regulatory Capital Ratios:
Pacific Crest Capital, Inc.
Leverage ratio	10.01%	9.97%	9.53%	9.49%	9.06%
Tier 1 risk-based capital ratio	12.59%	11.90%	11.78%	11.11%	11.77%
Total risk-based capital ratio	14.57%	13.94%	13.96%	13.36%	14.14%
Pacific Crest Bank
Leverage ratio	9.86%	9.82%	9.52%	9.61%	9.17%
Tier 1 risk-based capital ratio	12.37%	11.69%	11.75%	11.22%	11.89%
Total risk-based capital ratio	13.63%	12.94%	13.00%	12.47%	13.15%
Regulatory Capital Data:
Pacific Crest Capital, Inc.
Tier 1 capital	$56,030	$54,584	$52,568	$50,887	$50,076
Total risk-based capital	64,866	63,950	62,281	61,165	60,145
Average total assets	559,997	547,581	551,515	536,150	552,675
Risk-weighted assets	445,096	458,786	446,093	457,958	425,425
Pacific Crest Bank
Tier 1 capital	$54,826	$53,389	$52,154	$51,165	$50,340
Total risk-based capital	60,405	59,135	57,739	56,895	55,659
Average total assets	556,005	543,465	547,735	532,367	548,779
Risk-weighted assets	443,254	456,889	443,988	456,171	423,296

QUARTERLY INCOME STATEMENTS
(in thousands)

	Three Months Ended
	September 30, 2002	June 30, 2002	March 31, 2002	December 31, 2001	September 30, 2001
Interest income:
Loans	$9,438	$9,380	$9,503	$9,897	$9,428
Securities purchased under resale agreements	30	18	103	104	135
Investment securities available for sale	1,016	1,032	758	855	1,760

Total interest income	10,484	10,430	10,364	10,856	11,323

Interest expense:
Checking accounts	58	61	63	76	107
Savings accounts	644	669	701	814	1,182
Certificates of deposit	2,085	2,681	2,990	3,302	3,960

Total interest on deposits	2,787	3,411	3,754	4,192	5,249

Securities sold under repurchase agreements	—	—	—	5	29
State of California borrowings	—	—	—	—	193
FHLB advances	611	401	311	166	—
Term borrowings	478	521	663	677	677
Trust preferred securities	404	405	404	404	404

Total interest on borrowings	1,493	1,327	1,378	1,252	1,303

Total interest expense	4,280	4,738	5,132	5,444	6,552

Net interest income	6,204	5,692	5,232	5,412	4,771
Provision for loan losses	175	150	100	430	150

Net interest income after provision for loan losses	6,029	5,542	5,132	4,982	4,621

Non-interest income:
Loan prepayment and late fee income	227	151	206	88	47
Gain (loss) on sale of SBA 7(a) loans	25	196	—	(10)	95
Gain on sale of SBA 504 loans and broker fee income	704	300	132	205	69
Gain (loss) on sale of investment securities	(682)	—	—	—	106
Other income	270	220	286	614	219

Total non-interest income	544	867	624	897	536

Non-interest expense:
Salaries and employee benefits	2,452	2,089	2,181	2,179	1,718
Net occupancy expenses	466	516	405	466	397
Communication and data processing	261	268	246	295	247
Legal, audit, and other professional fees	158	180	(1)	479	261
Travel and entertainment	116	135	107	144	105
Other expenses	165	137	138	140	120

Total operating expenses	3,618	3,325	3,076	3,703	2,848
Credit and collection expenses	4	22	—	—	—
OREO valuation adjustments and other expenses	—	—	—	—	—

Total non-interest expense	3,622	3,347	3,076	3,703	2,848

Income before income taxes	2,951	3,062	2,680	2,176	2,309
Income tax provision	1,000	1,319	1,157	810	989

Net income	$1,951	$1,743	$1,523	$1,366	$1,320

QUARTERLY BALANCE SHEETS
(in thousands)

	September 30, 2002	June 30, 2002	March 31, 2002	December 31, 2001	September 30, 2001
Cash	$3,170	$7,367	$6,920	$2,508	$3,298
Securities purchased under resale agreements	3,220	3,456	4,162	16,174	33,312

Cash and cash equivalents	6,390	10,823	11,082	18,682	36,610

Investment securities available for sale:
U.S. agency mortgage-backed securities	80,305	66,820	73,988	55,169	61,363
Corporate debt securities	3,455	4,133	4,128	4,124	4,120

Total amortized cost	83,760	70,953	78,116	59,293	65,483
Unrealized gain (loss)	1,465	511	(606)	(341)	284

Total market value	85,225	71,464	77,510	58,952	65,767

Loans:
Commercial real estate loans	418,829	434,327	422,326	430,420	400,275
SBA business loans	36,203	25,687	24,189	24,166	20,356
Other loans	6,935	8,580	7,830	7,393	4,114

Gross loans	461,967	468,594	454,345	461,979	424,745
Deferred loan costs (fees)	228	21	7	(4)	13
Allowance for loan losses	(8,583)	(8,529)	(8,376)	(7,946)	(7,559)

Net loans	453,612	460,086	445,976	454,029	417,199

Other assets	15,575	13,807	13,436	13,095	11,586

Total assets	$560,802	$556,180	$548,004	$544,758	$531,162

Deposits:
Checking accounts	$16,063	$15,523	$18,836	$14,912	$17,296
Savings accounts	132,589	133,407	133,509	136,145	143,551
Certificates of deposit	221,162	228,039	252,092	250,466	265,702

Total deposits	369,814	376,969	404,437	401,523	426,549

Borrowings:
FHLB advances	111,000	82,500	40,000	40,000	—
Term borrowings	10,000	30,000	40,000	40,000	40,000
Trust preferred securities	17,250	17,250	17,250	17,250	17,250

Total borrowings	138,250	129,750	97,250	97,250	57,250

Total interest-bearing liabilities	508,064	506,719	501,687	498,773	483,799
Other liabilities	9,845	8,205	7,223	8,010	9,619

Total liabilities	$517,909	$514,924	$508,910	$506,783	$493,418

Shareholders' equity:
Common stock, at par(1)	$60	$30	$30	$30	$30
Additional paid-in capital(1)	27,584	27,622	27,712	27,780	27,778
Beginning retained earnings	19,140	19,140	19,140	14,542	14,542
Year-to-date earnings	5,217	3,266	1,523	5,385	4,019
Year-to-date dividends	(632)	(389)	(194)	(787)	(594)
Common stock in treasury, at cost	(9,325)	(8,709)	(8,766)	(8,777)	(8,195)

Total realized shareholders' equity	42,044	40,960	39,445	38,173	37,580
Accumulated other comprehensive income (loss)—unrealized gain (loss) on investment securities, net of taxes	849	296	(351)	(198)	164

Total shareholders' equity	$42,893	$41,256	$39,094	$37,975	$37,744

(1)
Retroactively adjusted to reflect the 2-for-1 stock split that took effect on the distribution date, November 12, 2002.

QUARTERLY AVERAGE BALANCE SHEETS AND SPREAD DATA
(dollars in thousands)

	Three Months Ended
	September 30, 2002	June 30, 2002	March 31, 2002	December 31, 2001	September 30, 2001
Average Interest-Earning Assets:
Loans, net of deferred loan fees	$466,822	$461,725	$458,994	$445,169	$413,909
Securities purchased under resale agreements	7,324	3,897	25,620	20,353	15,719
Investment securities available for sale:
Callable bonds		—	—	—	51,714
Mortgage-backed securities	73,450	70,687	55,187	58,861	58,951
Corporate debt securities	4,127	4,131	4,126	4,122	4,119

Total investment securities	77,577	74,818	59,313	62,983	114,784

Total interest-earning assets	$551,723	$540,440	$543,927	$528,505	$544,412

Average Interest-Bearing Liabilities:
Checking accounts	$15,874	$15,861	$14,831	$16,779	$15,276
Savings accounts	131,514	133,524	135,381	140,005	141,308
Certificates of deposit	228,005	243,979	256,477	253,219	268,154

Total deposits	375,393	393,364	406,689	410,003	424,738

Securities sold under repurchase agreements	—	—	—	826	2,918
State of California borrowings	—	—	—	—	20,946
FHLB advances	87,835	58,332	40,000	20,870	—
Term borrowings	28,261	31,099	40,000	40,000	40,000
Trust preferred securities	17,250	17,250	17,250	17,250	17,250

Total borrowings	133,346	106,681	97,250	78,946	81,114

Total interest-bearing liabilities	$508,739	$500,045	$503,939	$488,949	$505,852

Yields on Average Interest-Earning Assets:
Loans, net of deferred loan fees	8.02%	8.15%	8.40%	8.82%	9.04%
Securities purchased under resale agreements	1.63%	1.85%	1.63%	2.03%	3.41%
Investment securities available for sale:
Callable bonds	—	—	—	—	6.51%
Mortgage-backed securities	5.32%	5.62%	5.21%	5.48%	5.81%
Corporate debt securities	3.78%	3.78%	3.78%	4.66%	6.02%

Total investment securities	5.24%	5.52%	5.11%	5.43%	6.13%

Total interest-earning assets	7.54%	7.74%	7.73%	8.15%	8.25%

Rates on Average Interest-Bearing Liabilities:
Checking accounts	1.45%	1.54%	1.72%	1.80%	2.78%
Savings accounts	1.94%	2.01%	2.10%	2.31%	3.32%
Certificates of deposit	3.63%	4.41%	4.73%	5.17%	5.86%

Total deposits	2.95%	3.48%	3.74%	4.06%	4.90%

Securities sold under repurchase agreements	—	—	—	2.40%	3.94%
State of California borrowings	—	—	—	—	3.61%
FHLB advances	2.76%	2.76%	3.15%	3.18%	—
Term borrowings	6.62%	6.63%	6.63%	6.62%	6.62%
Trust preferred securities	9.37%	9.39%	9.37%	9.37%	9.37%

Total borrowings	4.43%	4.96%	5.68%	6.27%	6.33%

Total interest-bearing liabilities	3.34%	3.80%	4.13%	4.42%	5.14%

Net Interest Rate Spread	4.20%	3.94%	3.60%	3.73%	3.11%
Net Interest Margin	4.46%	4.22%	3.90%	4.06%	3.48%

RESULTS OF OPERATIONS

  Average Balances, Interest Income and Expense, Yields and Rates
  Three Months Ended September 30, 2002 and 2001

        The following table presents the Company's consolidated average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest yields/rates for the periods presented. All average balances are daily average balances (dollars in thousands):

	Three Months Ended September 30,
	2002			2001
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-Earning Assets:
Loans(1)	$466,822	$9,438	8.02%	$413,909	$9,428	9.04%
Securities purchased under resale agreements	7,324	30	1.63%	15,719	135	3.41%
Investment securities available for sale(2):
U.S. government sponsored agency securities:
Callable bonds	—	—	0.00%	51,714	842	6.51%
Mortgage-backed securities	73,450	977	5.32%	58,951	856	5.81%
Corporate debt securities	4,127	39	3.78%	4,119	62	6.02%

Total investment securities	77,577	1,016	5.24%	114,784	1,760	6.13%

Total interest-earning assets	551,723	10,484	7.54%	544,412	11,323	8.25%

Non-interest-earning assets	17,305			15,636
Less: allowance for loan losses	(8,621)			(7,459)

Total assets	$560,407			$552,589

Interest-Bearing Liabilities:
Checking accounts	$15,874	58	1.45%	$15,276	107	2.78%
Savings accounts	131,514	644	1.94%	141,308	1,182	3.32%
Certificates of deposit	228,005	2,085	3.63%	268,154	3,960	5.86%

Total deposits	375,393	2,787	2.95%	424,738	5,249	4.90%

Securities sold under repurchase agreements	—	—	0.00%	2,918	29	3.94%
State of California borrowings	—	—	0.00%	20,946	193	3.61%
FHLB advances	87,835	611	2.76%	—	—	0.00%
Term borrowings	28,261	478	6.62%	40,000	677	6.62%
Trust preferred securities	17,250	404	9.37%	17,250	404	9.37%

Total borrowings	133,346	1,493	4.43%	81,114	1,303	6.33%

Total interest-bearing liabilities	508,739	4,280	3.34%	505,852	6,552	5.14%

Non-interest-bearing liabilities	10,089			9,897
Shareholders' equity	41,579			36,840

Total liabilities and shareholders' equity	$560,407			$552,589

Excess of interest-earning assets over interest-bearing liabilities	$42,984			$38,560

Net interest income		$6,204			$4,771

Net interest rate spread(3)			4.20%			3.11%

Net interest margin(4)			4.46%			3.48%

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
  Three Months Ended September 30, 2002 and 2001

        The following table sets forth the composition of average interest-earning assets and average interest-bearing liabilities by category and by the percentage of each category to the total for the periods indicated, including the change in average balance, composition, and yield/rate between these respective periods (dollars in thousands):

	Three Months Ended September 30,
	2002			2001			Increase (Decrease)
	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate
Interest-Earning Assets:
Loans	$466,822	84.6%	8.02%	$413,909	76.0%	9.04%	$52,913	8.6%	(1.02)%
Securities purchased under resale agreements	7,324	1.3%	1.63%	15,719	2.9%	3.41%	(8,395)	(1.6)%	(1.78)%
Investment securities available for sale:
U.S. government sponsored agency securities:
Callable bonds	—	—	0.00%	51,714	9.5%	6.51%	(51,714)	(9.5)%	(6.51)%
Mortgage-backed securities	73,450	13.3%	5.32%	58,951	10.8%	5.81%	14,499	2.5%	(0.49)%
Corporate debt securities	4,127	0.8%	3.78%	4,119	0.8%	6.02%	8	0.0%	(2.24)%

Total investment securities	77,577	14.1%	5.24%	114,784	21.1%	6.13%	(37,207)	(7.0)%	(0.89)%

Total interest-earning assets	$551,723	100.0%	7.54%	$544,412	100.0%	8.25%	$7,311		(0.71)%

Interest-Bearing Liabilities:
Checking accounts	$15,874	3.1%	1.45%	$15,276	3.0%	2.78%	$598	0.1%	(1.33)%
Savings accounts	131,514	25.9%	1.94%	141,308	28.0%	3.32%	(9,794)	(2.1)%	(1.38)%
Certificates of deposit	228,005	44.8%	3.63%	268,154	53.0%	5.86%	(40,149)	(8.2)%	(2.23)%

Total deposits	375,393	73.8%	2.95%	424,738	84.0%	4.90%	(49,345)	(10.2)%	(1.95)%

Securities sold under repurchase agreements	—	—	0.00%	2,918	0.6%	3.94%	(2,918)	(0.6)%	(3.94)%
State of California borrowings	—	—	0.00%	20,946	4.1%	3.61%	(20,946)	(4.1)%	(3.61)%
FHLB advances	87,835	17.3%	2.76%	—	—	0.00%	87,835	17.3%	2.76%
Term borrowings	28,261	5.5%	6.62%	40,000	7.9%	6.62%	(11,739)	(2.4)%	0.00%
Trust preferred securities	17,250	3.4%	9.37%	17,250	3.4%	9.37%	—	0.0%	0.00%

Total borrowings	133,346	26.2%	4.43%	81,114	16.0%	6.33%	52,232	10.2%	(1.90)%

Total interest-bearing liabilities	$508,739	100.0%	3.34%	$505,852	100.0%	5.14%	$2,887	(1.80)%

Excess of interest-earning assets over interest-bearing liabilities	$42,984			$38,560			$4,424
Net interest rate spread			4.20%			3.11%			1.09%
Net interest margin			4.46%			3.48%			0.98%

  Volume and Rate Variance Analysis of Net Interest Income
  Three Months Ended September 30, 2002 and 2001

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

	Three Months Ended September 30, 2002 vs. 2001
	Increase (Decrease) Due To
	Volume	Rate	Total
Interest Income:
Loans	$1,136	$(1,126)	$10
Securities purchased under resale agreements	(53)	(52)	(105)
Investment securities available for sale:
U.S. government sponsored agency securities:
Callable bonds	(842)	—	(842)
Mortgage-backed securities	199	(78)	121
Corporate debt securities	—	(23)	(23)

Total investment securities	(643)	(101)	(744)

Total interest income	440	(1,279)	(839)

Interest Expense:
Checking accounts	4	(53)	(49)
Savings accounts	(77)	(461)	(538)
Certificates of deposit	(529)	(1,346)	(1,875)

Total deposits	(602)	(1,860)	(2,462)

Securities sold under repurchase agreements	(29)	—	(29)
State of California borrowings	(193)	—	(193)
FHLB advances	611	—	611
Term borrowings	(199)	—	(199)
Trust preferred securities	—	—	—

Total borrowings	190	—	190

Total interest expense	(412)	(1,860)	(2,272)

Net Interest Income	$852	$581	$1,433

Net Interest Income—Three Months Analysis

        On an overall basis, net interest income grew by $1.4 million, to $6.2 million, during the three months ended September 30, 2002 compared to the same period in 2001, primarily due to a $2.3 million decline in interest expense, which was principally attributable to the Company's lowering of interest rates on its deposits and related deposit run-off. The decreases in interest rates on the Company's deposits resulted from a lower interest rate environment due to the reduction of 475 basis points, to 1.75%, in the federal funds rate by the Federal Reserve in 2001. Partially offsetting the decline in interest expense was a $839,000 drop in interest income, which was primarily due to the calls and sales of the Company's callable bonds in 2001.

        On a volume and rate analysis basis, the $1.4 million growth in net interest income was due to increases of $852,000 and $581,000 attributable to changes in volume and interest rates, respectively. The $852,000 increase attributable to changes in volume was principally due to a $1.1 million increase in interest income attributable to loan growth, and a $0.6 million decrease in interest expense resulting from deposit run-off. Partially offsetting these factors was a $0.8 million reduction in interest income resulting from the calls and sales of the Company's callable bonds.

        The $581,000 increase in net interest income attributable to changes in interest rates was primarily due to a $1.9 million decrease in interest expense resulting from the Company's lowering of interest rates on its deposits. This factor was partially offset by a $1.1 million decrease in interest income on loans, which resulted from the downward repricing of the Company's adjustable rate loans and the weighted average interest rate on loan payoffs exceeding the weighted average interest rate on loan originations. All of these factors resulted from a lower interest rate environment attributable to a cumulative 475 basis point reduction, to 1.75%, in the federal funds rate by the Federal Reserve during 2001.

        The impact of the federal funds rate decreases in 2001 caused downward repricing on the Company's adjustable rate loans, especially those tied to the prime rate. The federal funds rate is the rate at which banks lend to each other in the overnight market. Reductions in the federal funds rate generally result in reductions of the prime rates offered by major banks, including Bank of America. The Company's prime rate loans are priced at a margin above either Bank of America's prime lending rate or the published Wall Street Journal prime lending rate. As of September 30, 2002, 85.1% and 41.4% of the Company's loan portfolio consisted of adjustable rate loans and prime rate loans, respectively.

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

        The net interest rate spread grew by 109 basis points, to 4.20%, during the three months ended September 30, 2002, compared to the same period in 2001. This was primarily due to a decrease of 180 basis points, to 3.34%, in the rate paid on average total interest-bearing liabilities, partially offset by a decrease of 71 basis points, to 7.54%, in the yield earned on average total interest-earning assets. The decrease in the rate paid on average total interest-bearing liabilities was principally attributable to the previously mentioned lowering by the Company of the interest rates on its deposits, partially offset by a change in the composition of the Company's average total interest-bearing liabilities to higher rate borrowings from lower rate deposits. The decrease in the yield earned on average total interest-earning assets was primarily due to a decline in the yield on loans, partially offset by a change in the composition of average total interest-earning assets to higher yield loans from lower yield investment securities, which resulted principally from the calls and sales of the callable bonds.

  Total Interest Income—Three Months Analysis

        On an overall basis, total interest income decreased by $839,000, to $10.5 million, during the three months ended September 30, 2002 compared to the same period in 2001, primarily due to the calls and sales of the Company's callable bonds. On a volume and rate analysis basis, the decrease in interest income was primarily due to a decline in the yield earned on average total interest-earning assets, which decreased interest income by $1.3 million, partially offset by the growth in the balance of these assets, which increased interest income by $440,000.

        Average total interest-earning assets grew by $7.3 million, to $551.7 million, during the third quarter of 2002 compared to the same period in 2001, and was principally due to increases of $52.9 million and $15.0 million in average loans and average mortgage-backed securities, respectively, partially offset by a reduction of $51.7 million in average callable bonds. The changes in average investment securities and average loans resulted in a shift in the mix of average total interest-earning assets to higher yield loans from lower yield investment securities. The percentage of average loans to average total interest-earning assets increased to 84.6% during the three months ended September 30, 2002 from 76.0% during the same period in 2001.

        The reduction in average callable bonds of $51.7 million, to zero, was due to the liquidation of the Company's fixed rate callable bond portfolio during the first nine months of 2001. The liquidation occurred primarily through issuer calls of $219.2 million, as well as Company sales of $10.0 million. The issuer calls were attributable to the declining interest rate environment caused by the Federal Reserve's 350 basis point lowering of the federal funds rate during the first nine months of 2001.

        The increase in average mortgage-backed securities of $15.0 million, to $73.5 million, was primarily due to fixed rate purchases of $25.5 million in March of 2002, as well as $22.2 million in late July and August of 2002, partially offset by principal payments received on these securities.

        The yield earned on average total interest-earning assets decreased by 71 basis points, to 7.54%, during the three months ended September 30, 2002 compared to the same period in 2001, primarily due to the following decreases in yields attributable to the declining interest rate environment during 2001, which continued into the first nine months of 2002:

  •
  The yield on average loans declined by 102 basis points, to 8.02%, primarily due to the downward repricing of the Company's adjustable rate loans and the weighted average interest rate on loan payoffs exceeding the weighted average interest rate on loan originations.

  •
  The yield on average short-term securities purchased under resale agreements decreased by 178 basis points, to 1.63%.

  •
  The yield on average fixed rate mortgage-backed securities dropped by 49 basis points, to 5.32%, primarily due to a slightly faster acceleration in the amortization of the premiums paid on the mortgage-backed securities, which was attributable to an increase in the payoffs of the underlying mortgage loans.

  •
  The yield on average adjustable rate corporate debt securities declined by 224 basis points, to 3.78%, reflecting the downward repricing of these adjustable rate instruments.

        Partially offsetting the decline in the yield earned on average total interest-earning assets was the change in the composition of average total interest-earning assets to higher yield loans from lower yield investment securities.

  Total Interest Expense—Three Months Analysis

        On an overall basis, total interest expense decreased by $2.3 million, to $4.3 million, during the three months ended September 30, 2002 compared to the same period in 2001, primarily due to the Company's lowering of interest rates on its deposits and the related deposit run-off. On a volume and rate analysis basis, the decrease in interest expense was primarily due to a decline in the rate paid on average interest-bearing liabilities, which decreased interest expense by $1.9 million.

        Average total interest-bearing liabilities grew by $2.9 million, to $508.7 million, during the third quarter of 2002 compared to the same period in 2001, and was primarily due to an increase of

$52.2 million in average borrowings, partially offset by a reduction of $49.3 million in average deposits. The changes in average deposits and average borrowings resulted in a shift in the mix of average total interest-bearing liabilities to higher rate borrowings from lower rate deposits. The percentage of average borrowings to average total interest-bearing liabilities increased to 26.2% during the three months ended September 30, 2002 from 16.0% during the same period in 2001.

        The decline in average deposits of $49.3 million, to $375.4 million, during the third quarter of 2002 compared to the same period in 2001, was principally due to reductions of $40.1 million and $9.8 million in average certificates of deposit and average savings accounts, respectively. These decreases were primarily attributable to the Company's lowering of interest rates on all of its deposit products in response to the lower interest rate environment resulting from the 475 basis point reduction in the federal funds rate by the Federal Reserve during 2001.

        The changes in the average balances of the Company's deposit products resulted in a shift in the composition of average deposits to lower rate checking and savings accounts from higher rate certificates of deposit. This reflected the Company's strategy and efforts to help reduce the overall cost of its deposits. The percentage of average checking and savings accounts to average deposits rose to 39.3% during the third quarter of 2002, from 36.9% during the same period in 2001.

        The growth in average borrowings of $52.2 million, to $133.3 million, during the three months ended September 30, 2002 compared to the same period in 2001, was principally due to increases of $12.6 million and $75.2 million in average short-term and long-term FHLB advances, respectively. The Company started using short-term, variable rate FHLB advances in April of 2002. The Company obtained long-term, fixed rate FHLB advances of $40.0 million, $30.0 million, and $20.0 million in November of 2001, July of 2002, and August of 2002, respectively. The increase in FHLB advances was partially offset by decreases of $20.9 million and $2.9 million in short-term average State of California borrowings and average securities sold under repurchase agreements, respectively, as well as a decrease of $11.7 million in average term borrowings. The short-term borrowings matured at various times during 2001 and were paid off by the Company primarily using the proceeds from the calls and sales of the callable bonds. The average term borrowings declined due to maturities of $10.0 million in April of 2002 and $20.0 million in late September of 2002. These matured term borrowings had a weighted average interest rate of 6.63%. The Company paid off these borrowings using lower rate, short-term FHLB advances.

        The rate on average total interest-bearing liabilities decreased by 180 basis points, to 3.34%, during the three months ended September 30, 2002 compared to the same period in 2001, and was principally due to the reduction of 195 basis points, to 2.95%, in the rate on average deposits, as well as the reduction of 190 basis points, to 4.43%, in the rate on average borrowings. Partially offsetting these factors was a shift in the mix of average total interest-bearing liabilities to higher rate borrowings from lower rate deposits.

        The 195 basis point decline in the rate on average deposits reflected the Company's lowering of interest rates on its deposit products, which resulted in reductions of 133 basis points, 138 basis points, and 223 basis points in the rates on average checking accounts, average savings accounts, and average certificates of deposit, respectively. Contributing to the decrease in the rate on average deposits was a change in the composition of average deposits to lower rate checking and savings accounts from higher rate certificates of deposit.

        The Company anticipates that the rate on its average certificates of deposit will decline in the fourth quarter of 2002, from the 3.63% average rate for the third quarter of 2002, as older, higher rate certificates mature and are replaced by newer, lower rate certificates. The current tiered certificate of deposit rates offered by the Company as of September 6, 2002, the date of the Company's most recent rate changes, are 92 basis point to 165 basis points below the 3.63% average rate for the 2002 third quarter, and are listed as follows:

  •
  1.98% (all tiers) for both one and three month certificates.

  •
  2.23% (all tiers) for six month certificates.

  •
  2.47% (all tiers) for one year certificates.

  •
  2.71% (all tiers) for two to five year certificates.

        The 190 basis point decrease in the rate on average borrowings was primarily due to the change in the composition of average borrowings resulting from (i) the payoffs and maturities during 2001 of short-term securities sold under repurchase agreements and State of California borrowings, bearing higher average rates of 3.94% and 3.61%, respectively, for the three months ended September 30, 2001, (ii) the addition of short-term, variable rate FHLB advances bearing a lower weighted average rate of 1.89% for the three months ended September 30, 2002, and (iii) the addition of long-term, fixed rate FHLB advances bearing a lower weighted average rate of 2.91% for the three months ended September 30, 2002.

  Average Balances, Interest Income and Expense, Yields and Rates
  Nine Months Ended September 30, 2002 and 2001

        The following table presents the Company's consolidated average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest yields/rates for the periods presented. All average balances are daily average balances (dollars in thousands):

	Nine Months Ended September 30,
	2002			2001
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-Earning Assets:
Loans(1)	$462,543	$28,321	8.19%	$403,478	$28,194	9.34%
Securities purchased under resale agreements	12,213	151	1.65%	11,224	352	4.19%
Investment securities available for sale(2):
U.S. government sponsored agency securities:
Callable bonds	—	—	0.00%	99,414	4,853	6.51%
Mortgage-backed securities	66,508	2,689	5.39%	48,601	2,181	5.98%
Corporate debt securities	4,128	117	3.78%	4,115	217	7.03%

Total investment securities	70,636	2,806	5.30%	152,130	7,251	6.36%

Total interest-earning assets	545,392	31,278	7.67%	566,832	35,797	8.44%

Non-interest-earning assets	16,259			14,023
Less: allowance for loan losses	(8,418)			(7,423)

Total assets	$553,233			$573,432

Interest-Bearing Liabilities:
Checking accounts	$15,526	182	1.57%	$14,154	327	3.09%
Savings accounts	133,459	2,014	2.02%	141,919	4,039	3.81%
Certificates of deposit	242,716	7,756	4.27%	293,634	13,692	6.23%

Total deposits	391,701	9,952	3.40%	449,707	18,058	5.37%

Securities sold under repurchase agreements	—	—	0.00%	5,089	211	5.54%
State of California borrowings	—	—	0.00%	16,963	609	4.73%
FHLB advances	62,231	1,323	2.84%	—	—	0.00%
Term borrowings	33,077	1,662	6.63%	40,000	2,009	6.62%
Trust preferred securities	17,250	1,213	9.38%	17,250	1,213	9.38%

Total borrowings	112,558	4,198	4.96%	79,302	4,042	6.75%

Total interest-bearing liabilities	504,259	14,150	3.75%	529,009	22,100	5.59%

Non-interest-bearing liabilities	8,988			8,680
Shareholders' equity	39,986			35,743

Total liabilities and shareholders' equity	$553,233			$573,432

Excess of interest-earning assets over interest-bearing liabilities	$41,133			$37,823

Net interest income		$17,128			$13,697

Net interest rate spread(3)			3.92%			2.85%

Net interest margin(4)			4.20%			3.23%

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
  Nine Months Ended September 30, 2002 and 2001

        The following table sets forth the composition of average interest-earning assets and average interest-bearing liabilities by category and by the percentage of each category to the total for the periods indicated, including the change in average balance, composition, and yield/rate between these respective periods (dollars in thousands):

	Nine Months Ended September 30,
	2002			2001			Increase (Decrease)
	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate
Interest-Earning Assets:
Loans	$462,543	84.8%	8.19%	$403,478	71.2%	9.34%	$59,065	13.6%	(1.15)%
Securities purchased under resale agreements	12,213	2.2%	1.65%	11,224	2.0%	4.19%	989	0.2%	(2.54)%
Investment securities available for sale:
U.S. government sponsored agency securities:
Callable bonds	—	—	0.00%	99,414	17.5%	6.51%	(99,414)	(17.5)%	(6.51)%
Mortgage-backed securities	66,508	12.2%	5.39%	48,601	8.6%	5.98%	17,907	3.6%	(0.59)%
Corporate debt securities	4,128	0.8%	3.78%	4,115	0.7%	7.03%	13	0.1%	(3.25)%

Total investment securities	70,636	13.0%	5.30%	152,130	26.80%	6.36%	(81,494)	(13.8)%	(1.06)%

Total interest-earning assets	$545,392	100.0%	7.67%	$566,832	100.0%	8.44%	$(21,440)		(0.77)%

Interest-Bearing Liabilities:
Checking accounts	$15,526	3.1%	1.57%	$14,154	2.7%	3.09%	$1,372	0.4%	(1.52)%
Savings accounts	133,459	26.5%	2.02%	141,919	26.8%	3.81%	(8,460)	(0.3)%	(1.79)%
Certificates of deposit	242,716	48.1%	4.27%	293,634	55.5%	6.23%	(50,918)	(7.4)%	(1.96)%

Total deposits	391,701	77.7%	3.40%	449,707	85.0%	5.37%	(58,006)	(7.3)%	(1.97)%

Securities sold under repurchase agreements	—	—	0.00%	5,089	1.0%	5.54%	(5,089)	(1.0)%	(5.54)%
State of California borrowings	—	—	0.00%	16,963	3.2%	4.73%	(16,963)	(3.2)%	(4.73)%
FHLB advances	62,231	12.3%	2.84%	—	—	0.00%	62,231	12.3%	2.84%
Term borrowings	33,077	6.6%	6.63%	40,000	7.6%	6.62%	(6,923)	(1.0)%	0.01%
Trust preferred securities	17,250	3.4%	9.38%	17,250	3.2%	9.38%	—	0.2%	0.00%

Total borrowings	112,558	22.3%	4.96%	79,302	15.0%	6.75%	33,256	7.3%	(1.79)%

Total interest-bearing liabilities	$504,259	100.0%	3.75%	$529,009	100.0%	5.59%	$(24,750)		(1.84)%

Excess of interest-earning assets over interest-bearing liabilities	$41,133			$37,823			$3,310
Net interest rate spread			3.92%			2.85%			1.07%
Net interest margin			4.20%			3.23%			0.97%

  Volume and Rate Variance Analysis of Net Interest Income
  Nine Months Ended September 30, 2002 and 2001

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

	Nine Months Ended September 30, 2002 vs. 2001
	Increase (Decrease) Due To
	Volume	Rate	Total
Interest Income:
Loans	$3,839	$(3,712)	$127
Securities purchased under resale agreements	29	(230)	(201)
Investment securities available for sale:
U.S. government sponsored agency securities:
Callable bonds	(4,853)	—	(4,853)
Mortgage-backed securities	739	(231)	508
Corporate debt securities	1	(101)	(100)

Total investment securities	(4,113)	(332)	(4,445)

Total interest income	(245)	(4,274)	(4,519)

Interest Expense:
Checking accounts	29	(174)	(145)
Savings accounts	(228)	(1,797)	(2,025)
Certificates of deposit	(2,109)	(3,827)	(5,936)

Total deposits	(2,308)	(5,798)	(8,106)

Securities sold under repurchase agreements	(211)	—	(211)
State of California borrowings	(609)	—	(609)
FHLB advances	1,323	—	1,323
Term borrowings	(350)	3	(347)
Trust preferred securities	—	—	—

Total borrowings	153	3	156

Total interest expense	(2,155)	(5,795)	(7,950)

Net interest income	$1,910	$1,521	$3,431

Net Interest Income—Nine Months Analysis

        On an overall basis, net interest income grew by $3.4 million, to $17.1 million, during the nine months ended September 30, 2002 compared to the same period in 2001, primarily due to a $7.9 million decline in interest expense, which was principally attributable to the Company's lowering of interest rates on its deposits and related deposit run-off. The decreases in interest rates on the Company's deposits resulted from a lower interest rate environment due to the reduction of 475 basis points, to 1.75%, in the federal funds rate by the Federal Reserve in 2001. Partially offsetting the decline in interest expense was a $4.5 million drop in interest income, which was primarily due to the calls and sales of the Company's callable bonds in 2001.

        On a volume and rate analysis basis, the $3.4 million growth in net interest income was due to increases of $1.9 million and $1.5 million attributable to changes in volume and interest rates, respectively. The $1.9 million increase attributable to changes in volume was principally due to increases in interest income of $3.8 million and $0.7 million attributable to growth in loans and mortgage-backed securities, respectively, and a $2.3 million decrease in interest expense resulting from deposit run-off. Partially offsetting these factors was a $4.9 million reduction in interest income resulting from the calls and sales of the Company's callable bonds.

        The $1.5 million increase in net interest income attributable to changes in interest rates was primarily attributable to a $5.8 million decrease in interest expense resulting from the Company's lowering of the interest rates on its deposits. This factor was partially offset by a $3.7 million decrease in interest income on loans, which resulted from the downward repricing of the Company's adjustable rate loans and the weighted average interest rate on loan payoffs exceeding the weighted average interest rate on loan originations. All of these factors resulted from a lower interest rate environment attributable to a cumulative 475 basis point reduction, to 1.75%, in the federal funds rate by the Federal Reserve during 2001.

        The net interest rate spread grew by 107 basis points, to 3.92%, during the nine months ended September 30, 2002, compared to the same period in 2001. This was primarily due to a decrease of 184 basis points, to 3.75%, in the rate paid on average total interest-bearing liabilities, partially offset by a decrease of 77 basis points, to 7.67%, in the yield earned on average total interest-earning assets. The decrease in the rate paid on average total interest-bearing liabilities was principally attributable to the previously mentioned lowering by the Company of the interest rates on its deposits, as well as a change in the composition of the Company's average total interest-bearing liabilities to higher rate borrowings from lower rate deposits. The decrease in the yield earned on average total interest-earning assets was primarily due to a decline in the yield on loans, partially offset by a change in the composition of average total interest-earning assets to higher yield loans from lower yield investment securities, which resulted principally from the calls and sales of the callable bonds.

  Total Interest Income—Nine Months Analysis

        On an overall basis, total interest income decreased by $4.5 million, to $31.3 million, during the nine months ended September 30, 2002 compared to the same period in 2001, primarily due to the calls and sales of the Company's callable bonds. On a volume and rate analysis basis, the decrease in interest income was due to a decline in the yield earned on average total interest-earning assets, which decreased interest income by $4.3 million, as well as to a reduction in the balance of these assets, which decreased interest income by $245,000.

        Average total interest-earning assets declined by $21.4 million, to $545.4 million, during first nine months of 2002 compared to the same period in 2001, and was principally due to a reduction in average callable bonds of $99.4 million, partially offset by increases of $59.1 million and $17.9 million in average loans and average mortgage-backed securities, respectively. The changes in average investment securities and average loans resulted in a shift in the mix of average total interest-earning assets to higher yield loans from lower yield investment securities. The percentage of average loans to average total interest-earning assets increased to 84.8% during the nine months ended September 30, 2002 from 71.2% during the same period in 2001.

        The reduction in average callable bonds of $99.4 million, to zero, was due to the liquidation of the Company's fixed rate callable bond portfolio during the first nine months of 2001. The liquidation occurred primarily through issuer calls of $219.2 million, as well as Company sales of $10.0 million. The issuer calls were attributable to the declining interest rate environment caused by the Federal Reserve's 350 basis point lowering of the federal funds rate during the first nine months of 2001.

        The increase in average mortgage-backed securities of $17.9 million, to $66.5 million, was primarily due to fixed rate purchases of $25.5 million, in March of 2002, as well as $22.2 million in late July and August of 2002, partially offset by principal payments received on these securities.

        The yield earned on average total interest-earning assets decreased by 77 basis points, to 7.67%, during the nine months ended September 30, 2002 compared to the same period in 2001, primarily due to the following decreases in yields attributable to the declining interest rate environment during 2001, which continued into the first nine months of 2002:

  •
  The yield on average loans declined by 115 basis points, to 8.19%, primarily due to the downward repricing of the Company's adjustable rate loans and the weighted average interest rate on loan payoffs exceeding the weighted average interest rate on loan originations.

  •
  The yield on average short-term securities purchased under resale agreements decreased by 254 basis points, to 1.65%.

  •
  The yield on average fixed rate mortgage-backed securities dropped by 59 basis points, to 5.39%, primarily due to a slightly faster acceleration in the amortization of the premiums paid on the mortgage-backed securities, which was attributable to an increase in the payoffs of the underlying mortgage loans.

  •
  The yield on average adjustable rate corporate debt securities declined by 325 basis points, to 3.78%, reflecting the downward repricing of these adjustable rate instruments.

        Partially offsetting the decline in the yield earned on average total interest-earning assets was the change in the composition of average total interest-earning assets to higher yield loans from lower yield investment securities.

  Total Interest Expense—Nine Months Analysis

        On an overall basis, total interest expense decreased by $7.9 million, to $14.2 million, during the nine months ended September 30, 2002 compared to the same period in 2001, primarily due to the Company's lowering of interest rates on its deposits and the related deposit run-off. On a volume and rate analysis basis, the decrease in interest expense was due to a decline in the rate paid on average interest-bearing liabilities, which decreased interest expense by $5.8 million, as well as to a reduction in the balance of these liabilities, which reduced interest expense by $2.1 million.

        Average total interest-bearing liabilities declined by $24.8 million, to $504.3 million, during the first nine months of 2002 compared to the same period in 2001, and was primarily due to a decrease of $58.0 million in average deposits, partially offset by an increase of $33.2 million in average borrowings. The changes in average deposits and average borrowings resulted in a shift in the mix of average total interest-bearing liabilities to higher rate borrowings from lower rate deposits. The percentage of average borrowings to average total interest-bearing liabilities increased to 22.3% during the nine months ended September 30, 2002 from 15.0% during the same period in 2001.

        The decline in average deposits of $58.0 million, to $391.7 million, during the nine months ended September 30, 2002 compared to the same period in 2001, was principally due to reductions of $50.9 million and $8.5 million in average certificates of deposit and average savings accounts, respectively. These decreases were primarily attributable to the Company's lowering of interest rates on all of its deposit products in response to the lower interest rate environment resulting from the 475 basis point reduction in the federal funds rate by the Federal Reserve during 2001.

        The changes in the average balances of the Company's deposit products resulted in a shift in the composition of average deposits to lower rate checking and savings accounts from higher rate certificates of deposit. This reflected the Company's current strategy and efforts to help reduce the overall cost of its deposits. The percentage of average checking and savings accounts to average deposits rose to 38.0% during the nine months ended September 30, 2002, from 34.7% during the same period in 2001.

        The growth in average borrowings of $33.2 million, to $112.6 million, during the first nine months of 2002 compared to the same period in 2001, was principally due to increases of $10.3 million and $51.9 million in average short-term and long-term FHLB advances, respectively. The Company started using short-term, variable rate advances in April of 2002. The Company started using long-term, fixed rate FHLB advances in November of 2001. The increase in FHLB advances was partially offset by decreases of $17.0 million and $5.1 million in short-term average State of California borrowings and average securities sold under repurchase agreements, respectively, as well as a decrease of $6.9 million in average term borrowings. The short-term borrowings matured at various times during 2001 and were paid off by the Company primarily using the proceeds from the calls and sales of the callable bonds. The average term borrowings declined due to maturities of $10.0 million in April of 2002 and $20.0 million in late September of 2002.

        The rate on average total interest-bearing liabilities decreased by 184 basis points, to 3.75%, during the nine months ended September 30, 2002 compared to the same period in 2001, and was principally due to the reduction of 197 basis points, to 3.40%, in the rate on average deposits, as well as the reduction of 179 basis points, to 4.96%, in the rate on average borrowings. Partially offsetting these factors was the shift in the mix of average total interest-bearing liabilities to higher rate borrowings from lower rate deposits.

        The 197 basis point decline in the rate on average deposits reflected the Company's lowering of interest rates on its deposit products, which resulted in reductions of 152 basis points, 179 basis points, and 196 basis points in the rates on average checking accounts, average savings accounts, and average certificates of deposit, respectively. Contributing to the decrease in the rate on average deposits was the previously mentioned change in the composition of average deposits to lower rate checking and savings accounts from higher rate certificates of deposit.

        The 179 basis point decrease in the rate on average borrowings was primarily due to the change in the composition of average borrowings resulting from (i) the payoffs and maturities during 2001 of short-term securities sold under repurchase agreements and State of California borrowings, bearing higher average rates of 5.54% and 4.73%, respectively, for the nine months ended September 30, 2001, (ii) the addition of short-term, variable rate FHLB advances, bearing a lower weighted average rate of 1.88% for the nine months ended September 30, 2002, and (iii) the addition of long-term, fixed rate FHLB advances, bearing a lower weighted average rate of 3.03% for the nine months ended September 30, 2002.

Provision for Loan Losses

        During the three months ended September 30, 2002, the Company increased its provision for loan losses by $25,000, to $175,000, compared to the same period in 2001. During the nine months ended September 30, 2002, the Company increased its provision for loan losses by $195,000, to $425,000, compared to the same period in 2001. The Company uses the provision for loan losses to establish the allowance for loan losses based on management's evaluation of the risk inherent in the loan portfolio. See "Financial Condition—Allowance for Loan Losses."

Non-interest Income

        The following table sets forth certain information with respect to the Company's non-interest income for the periods indicated (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	Amounts		Increase (Decrease)		Amounts		Increase (Decrease)
	2002	2001	$	%	2002	2001	$	%
Loan prepayment and late fee income	$227	$47	$180	383.0%	$584	$257	$327	127.2%
Gain on sale of SBA 7(a) loans	25	95	(70)	(73.7)%	221	405	(184)	(45.4)%
Gain on sale of SBA 504 loans and broker fee income:
Gain on sale of loans	159	9	150	1666.7%	203	145	58	40.0%
Broker fee income	545	60	485	808.3%	933	153	780	509.8%

Total	704	69	635	920.3%	1,136	298	838	281.2%

Gain (loss) on sale of investment securities	(682)	106	(788)	(743.4)%	(682)	95	(777)	(817.9)%
Other income	270	219	51	23.3%	776	579	197	34.0%

Total non-interest income	$544	$536	$8	1.5%	$2,035	$1,634	$401	24.5%

        Non-interest income for the three months ended September 30, 2002 grew by $8,000, to $544,000, compared to the same period in 2001. This was primarily due to increases of $635,000 and $180,000 in gain on sale of SBA 504 loans and broker fee income and loan prepayment and late fee income, respectively, partially offset by a $788,000 reduction in gain on sale of investment securities.

        Non-interest income for the nine months ended September 30, 2002 grew by $401,000, to $2.0 million, compared to the same period in 2001. This was primarily due to increases of $838,000 and $327,000 in gain on sale of SBA 504 loans and broker fee income and loan prepayment and late fee income, respectively, partially offset by a $777,000 reduction in gain on sale of investment securities.

        The increases in gain on sale of SBA 504 loans and broker fee income for the three and nine months ended September 30, 2002 were primarily due to increases in broker fee income of $485,000 and $780,000, respectively, which were attributable to the growth in brokered SBA 504 loans.

        The increases in loan prepayment and late fee income for the three and nine months ended September 30, 2002 reflected higher prepayment fees attributable to a lower interest rate environment and a resulting greater amount of loan payoffs. Such payoffs grew by 195.5% and 126.1%, to $26.3 million and $74.6 million, for the three and nine months ended September 30, 2002, respectively, compared to the same periods in 2001.

        The reductions in gain on sale of investment securities for the three and nine months ended September 30, 2002 were due to a $682,000 write-down to market value on one of the Company's corporate debt securities during the third quarter of 2002.

        Gain on sale of SBA 7(a) loans decreased by $70,000 and $184,000 during the three and nine months ended September 30, 2002, respectively, compared to the same periods in 2001, due to reduced loan sales by the Company. The Company bases its SBA 7(a) loan sales on the level of SBA 7(a) loan originations, the premiums available in the secondary market for the sale of such loans, and general liquidity considerations of the Company.

        Other income grew by $51,000 and $197,000 during the three and nine months ended September 30, 2002, respectively, compared to the same periods in 2001. This was primarily due to $42,000 and $92,000 of dividend income that the Company recorded on its investment in FHLB stock during the three and nine months ended September 30, 2002, respectively. The increase in other income for the first nine months of 2002 was also attributable to $114,000 of interest income that the Company recorded in connection with a favorable IRS ruling that the Company received on an income tax refund claim.

Non-interest Expense

        The following table sets forth certain information with respect to the Company's non-interest expense for the periods indicated (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	Amounts		Increase (Decrease)		Amounts		Increase (Decrease)
	2002	2001	$	%	2002	2001	$	%
Salaries and employee benefits	$2,452	$1,718	$734	42.7%	$6,722	$4,973	$1,749	35.2%
Net occupancy expenses	466	397	69	17.4%	1,387	1,199	188	15.7%
Communication and data processing	261	247	14	5.7%	775	762	13	1.7%
Legal, audit, and other professional fees	158	261	(103)	(39.5)%	337	507	(170)	(33.5)%
Travel and entertainment	116	105	11	10.5%	358	313	45	14.4%
Credit and collection expenses	4	—	4	100.0%	26	—	26	100.0%
Other expenses	165	120	45	37.5%	440	404	36	8.9%

Total non-interest expense	$3,622	$2,848	$774	27.2%	$10,045	$8,158	$1,887	23.1%

        Non-interest expense for the three months ended September 30, 2002 grew by $774,000, to $3.6 million, compared to the same period in 2001. This was primarily due to increases of $734,000 and $69,000 in salaries and employee benefits and net occupancy expenses, respectively, partially offset by a reduction of $103,000 in legal, audit, and other professional fees.

        Non-interest expense for the nine months ended September 30, 2002 grew by $1.9 million, to $10.0 million, compared to the same period in 2001. This was primarily due to increases of $1.7 million and $188,000 in salaries and employee benefits and net occupancy expenses, respectively, partially offset by a reduction of $170,000 in legal, audit, and other professional fees.

        The increases in salaries and employee benefits for the three and nine months ended September 30, 2002, compared to the same periods in 2001, was primarily due to the following factors:

  •
  Marketing commissions increased due to the growth in brokered SBA 504 loans.

  •
  Personnel bonuses, which are partially tied to the Company's return on equity performance, increased due to the higher level of return on equity achieved during 2002 compared to 2001.

  •
  In January of 2002, employee base salaries increased by approximately 4%.

  •
  In January of 2002, the Company hired a Senior Vice President in connection with the Company's new business lending program for business professionals and small businesses.

  •
  The Company expanded the staffing level of its SBA lending program. The average number of full-time employees increased by two and four for the three and nine months ended September 30, 2002, respectively, compared to the same periods in 2001.

        The increase in net occupancy expenses for the nine months ended September 30, 2002, compared to the same period in 2001, was primarily due to a cost of approximately $110,000 related to a defalcation at one of the Company's branches.

        The reduction in legal, audit, and other professional fees for the nine months ended September 30, 2002, compared to the same period in 2001, was primarily due to the $175,000 reversal in the first quarter of 2002 of a portion of an accrual originally taken during the fourth quarter of 2001 for estimated expenses relating to (i) obtaining a favorable ruling on an IRS income tax refund claim, and (ii) settling a legal claim brought against the Bank.

FINANCIAL CONDITION

Balance Sheet Analysis

        The following table presents condensed balance sheets as of the dates indicated and the dollar and percentage changes between the periods (dollars in thousands):

			Increase (Decrease)
	September 30, 2002	December 31, 2001
			$	%
Assets
Cash and cash equivalents	$6,390	$18,682	$(12,292)	(65.8)%
Investment securities available for sale, at market	85,225	58,952	26,273	44.6%
Net loans	453,612	454,029	(417)	(0.1)%
Other assets	15,575	13,095	2,480	18.9%

Total assets	$560,802	$544,758	$16,044	2.9%

Liabilities
Checking accounts	$16,063	$14,912	$1,151	7.7%
Savings accounts	132,589	136,145	(3,556)	(2.6)%
Certificates of deposit	221,162	250,466	(29,304)	(11.7)%

Total deposits	369,814	401,523	(31,709)	(7.9)%

FHLB advances	111,000	40,000	71,000	177.5%
Term borrowings	10,000	40,000	(30,000)	(75.0)%
Trust preferred securities	17,250	17,250	—	—

Total borrowings	138,250	97,250	41,000	42.2%

Total interest-bearing liabilities	508,064	498,773	9,291	1.9%
Other liabilities	9,845	8,010	1,835	22.9%

Total liabilities	517,909	506,783	11,126	2.2%

Shareholders' Equity
Common stock, at par(1)	60	60	—	—
Additional paid-in capital(1)	27,584	27,750	(166)	(0.6)%
Retained earnings	23,725	19,140	4,585	24.0%
Accumulated other comprehensive income (loss)—unrealized gain (loss) on investment securities available for sale, net of income taxes	849	(198)	1,047	528.8%
Common stock in treasury, at cost	(9,325)	(8,777)	(548)	(6.2)%

Total shareholders' equity	42,893	37,975	4,918	13.0%

Total liabilities and shareholders' equity	$560,802	$544,758	$16,044	2.9%

(1)
Retroactively adjusted to reflect the 2-for-1 stock split that took effect on the distribution date, November 12, 2002.

        Total assets grew by $16.0 million, to $560.8 million, during the nine months ended September 30, 2002, primarily due to increases of $26.3 million and $2.5 million in investment securities and other assets, respectively, partially offset by a decrease of $12.3 million in cash and cash equivalents.

        The $26.3 million increase in investment securities, to $85.2 million, was principally due to mortgage-backed securities purchases of $25.5 million in March of 2002 and $22.2 million in late July and August of 2002. Partially offsetting this increase were principal payments on mortgage-backed securities totaling $21.9 million.

        The $12.3 million decrease in cash and cash equivalents, to $6.4 million, was principally due to the redemption of securities purchased under resale agreements to fund purchases of mortgage-backed securities, partially offset by principal payments received on mortgage-backed securities and proceeds received from FHLB advances.

        Net loans declined slightly by $417,000, to $453.6 million, during the nine months ended September 30, 2002, primarily due to $76.8 million of loan payoffs and principal payments and $6.4 million of SBA loan sales, partially offset by $78.3 million of loan originations and $4.9 million of loan purchases. The significant amount of loan payoffs was due to a high level of refinance activity attributable to a lower interest rate environment.

        On a gross loan by category basis, commercial real estate loans and other loans decreased by $11.6 million and $0.4 million, respectively, offset by a $12.0 million growth in SBA loans. The decline in commercial real estate loans was primarily due to $73.7 million of loan payoffs and principal payments, partially offset by $57.2 million of loan originations and $4.9 million of loan purchases. The increase in SBA loans was primarily due to $21.1 million of loan originations, partially offset by $6.4 million in loan sales and $2.7 million of loan payoffs and principal payments.

        Total liabilities grew by $11.1 million, to $517.9 million, during the nine months ended September 30, 2002, primarily due to an increase of $71.0 million in FHLB advances, partially offset by reductions of $29.3 million and $30.0 million in certificates of deposit and term borrowings, respectively. The additional FHLB advances consisted of (i) $21.0 million of short-term, variable rate advances, with an interest rate of 2.01% at September 30, 2002, which the Company started using in April of 2002, and (ii) $50.0 million of long-term, fixed rate advances, which were obtained in late July and August of 2002, with a weighted average interest rate of 2.66% and maturities ranging from 1.5 years to 3.0 years.

        The lower rate FHLB advances were principally used to (i) replace maturing higher rate certificates of deposit, (ii) payoff $30.0 million in maturing term borrowings, bearing a higher weighted average interest rate of 6.63%, and (iii) purchase mortgage-backed securities.

        Shareholders' equity increased by $4.9 million, to $42.9 million, during the nine months ended September 30, 2002. Changes in shareholders' equity were due to the following factors:

  •
  The Company recorded $5.2 million of net income for the first nine months of 2002.

  •
  The Company declared and paid cash dividends of $632,000 for the first nine months of 2002.

  •
  The $198,000 accumulated other comprehensive loss (i.e. unrealized loss on investment securities available for sale, net of income taxes) at December 31, 2001, decreased by $1.0 million, to a $849,000 accumulated other comprehensive income position at September 30, 2002, primarily due to unrealized gains on the Company's mortgage-backed securities portfolio and a $682,000 write-down to market value on one of the Company's corporate debt securities available for sale.

  •
  Common stock in treasury increased by $548,000 during the first nine months of 2002, primarily due to the $1.2 million purchase of 88,100 shares of the Company's common stock on a post-split basis under its stock repurchase plan. This increase in treasury stock was partially offset by the issuance of 86,284 shares of common stock in treasury on a post-split basis, at an aggregate cost of $674,000, under the Company's employee stock purchase plan, non-employee directors stock purchase plan, and employee stock option plan.

Allowance for Loan Losses

        The allowance for loan losses increased by $637,000, to $8.6 million, during the nine months ended September 30, 2002, due to $425,000 in provision for loan losses and $212,000 in net recoveries. The allowance for loan losses as a percentage of loans was 1.86% at September 30, 2002, as compared to 1.72% at December 31, 2001.

        The overall economic factors and conditions affecting the Company's allowance for loan losses at September 30, 2002, are consistent with the various factors that the Company has experienced over the last 15 to 24 months. While the economy declined during the third and fourth quarters of 2001, the economy recorded growth during the first three quarters of 2002. However, the economy has continued to show signs of weakness within specific segments and industries, such as telecommunications and manufacturing.

        The Company's management considered the following recent loan loss and credit experience in evaluating the allowance for loan losses at September 30, 2002:

  •
  During the nine months ended September 30, 2002, recoveries exceeded charge-offs by $212,000.

  •
  During the years ended December 31, 2001 and 2000, recoveries exceeded charge-offs by $46,000 and $186,000, respectively.

  •
  There were no non-accrual loans and other real estate owned at September 30, 2002 and at eight of the last eleven quarter-end periods as of September 30, 2002.

  •
  During the first nine months of 2002, the prime rate remained unchanged at 4.75%. However, during 2001, the prime rate dropped 475 basis points, to 4.75%. As a result, most of the Company's adjustable rate borrowers experienced some decline in the interest payments on their loans, which strengthened their debt service capabilities. However, these borrowers did not realize the full impact of the prime rate reduction on their loan payments due to interest rate floors that exist on most of the Company's adjustable rate loans. As of September 30, 2002, 85.1% of the Company's loan portfolio consisted of adjustable rate loans, and 41.4% consisted of prime rate loans.

        In addition to recent loan loss and credit experience, management considers historical loan loss experience as well as changes within the loan portfolio in evaluating the adequacy of the allowance for loan losses. Changes in the loan portfolio include (i) the growth in SBA lending, (ii) changes in geographic concentration, (iii) changes in the collateral mix of the loan portfolio, and (iv) the debt service ability of borrowers. In addition, management attempts to factor in the changes that relate to the economy in specific cities or locations. Most of these factors (geographic concentration, collateral concentration, debt service coverage of borrowers, and current vacancy rates) are favorable to the Company's current loan portfolio as compared to the loan portfolio of the 1991 - 1994 economic period. Management believes that the ability to predict the direction of the current U.S. economy is difficult given the continued risk of possible terrorism, the continued negative impact of declines in corporate earnings and the stock market, and the loss of consumer confidence. Management feels that the economy may only experience slow to modest growth during the remainder of 2002 and possibly into 2003. In considering all of the above factors, management believes that the allowance for loan losses as of September 30, 2002 is adequate.

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

        The following table sets forth certain information with respect to the Company's allowance for loan losses for the periods indicated (dollars in thousands):

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001	Twelve Months Ended December 31, 2001
Allowance at beginning of period	$7,946	$7,240	$7,240
Provision for loan losses	425	230	660
Net (charge-offs) recoveries:
Charge-offs	(166)	(59)	(111)
Recoveries	378	148	157

Total net (charge-offs) recoveries	212	89	46

Allowance at end of period	$8,583	$7,559	$7,946

Allowance to total loans	1.86%	1.78%	1.72%
Allowance to non-accrual loans	NM	NM	NM
Annualized net (charge-offs) recoveries to average loans	0.06%	0.03%	0.01%

NM means Not Meaningful

NON-PERFORMING ASSETS

        The following table sets forth non-accrual loans and OREO as of the dates indicated (dollars in thousands):

	September 30, 2002	December 31, 2001	September 30, 2001
Non-accrual loans	$—	$—	$—
Other real estate owned (OREO)	—	—	—

Total non-performing assets	$—	$—	$—

Non-accrual loans to total loans	0.00%	0.00%	0.00%
Total non-performing assets to total assets	0.00%	0.00%	0.00%

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

LIQUIDITY

        The Company's primary sources of funds are deposits, borrowings, and payments of principal and interest on loans and investment securities. While maturities and scheduled principal amortization on loans are a reasonably predictable source of funds, deposit flows and mortgage loan prepayments are greatly influenced by the level of interest rates, economic conditions, and competition. As a measure of protection against these uncertainties, the Company maintains borrowing relationships with several brokers, whereby the Company is able to borrow funds that are secured by pledging specific amounts of certain U.S. government sponsored agency securities. The Company is generally able to borrow up to 98% of the market value of these securities. As of September 30, 2002, the market values of U.S. government sponsored agency securities that were available for collateral purposes totaled $65.6 million.

        The Bank also has a fixed rate borrowing facility with the State of California Treasurer's Office under which the Bank can borrow an amount not to exceed its unconsolidated total shareholder's equity. Borrowing maturity dates under this program cannot exceed one year. The State of California requires collateral with a value of at least 110% of the outstanding borrowing amount. The Bank has pledged specific amounts of certain U.S. government sponsored agency securities to meet the collateral requirement under this borrowing facility. As of September 30, 2002, the Bank's unconsolidated total shareholder's equity was $55.7 million and the Bank had no outstanding borrowings from the State of California.

        During the second quarter of 2001, the Bank became a member of the FHLB, which serves as a source of both fixed rate and adjustable rate borrowings, with maturities ranging from one day to 30 years. Under the FHLB's borrowing program, the Bank is able to borrow an FHLB-approved percentage of the Bank's unconsolidated total assets. All FHLB advances must be secured by eligible collateral, subject to FHLB guidelines and limitations. Such collateral may consist of either commercial real estate loans, multi-family residential loans, or U.S. government sponsored agency mortgage-backed securities, or a combination thereof. For pledged commercial real estate loans, the FHLB will lend up to 55% on an individual loan basis and up to 20% of the Bank's unconsolidated total assets on an aggregate basis. For multi-family residential loans, the FHLB will lend up to 80% on an individual basis. For mortgage-backed securities, the FHLB will lend up to 97% of the market value.

        As of September 30, 2002, the Bank's FHLB credit line totaled $193.0 million, based on 35% of its unconsolidated total assets of $551.3 million. However, total commercial real estate and multi-family residential loan secured advances were limited to $129.8 million at September 30, 2002, primarily due to the 20% of assets aggregate limitation on commercial real estate loans. The Bank had $111.0 million of outstanding advances as of September 30, 2002.

DIVIDENDS

        As a Delaware corporation, Pacific Crest may pay common dividends out of surplus or, if there is no surplus, from net profits for the current and preceding fiscal year. Pacific Crest, on an unconsolidated basis, had approximately $3.3 million in cash and investments less current liabilities and short-term debt at September 30, 2002. However, these funds are necessary to pay future operating expenses of Pacific Crest, service all outstanding debt, including the $17.25 million junior subordinated debentures payable to PCC Capital, and fund possible future capital infusions into the Bank. Without dividends from the Bank, Pacific Crest must rely solely on existing cash, investments, and the ability to secure borrowings.

        The Bank's ability to pay dividends to Pacific Crest is restricted by California state law, which requires that sufficient retained earnings be available to pay the dividend. On September 13, 2002, the Bank paid a cash dividend of $800,000 to Pacific Crest for the third quarter of 2002. During the first six months of 2002, the Bank declared and paid cash dividends of $1.6 million to Pacific Crest. At September 30, 2002, the Bank had retained earnings of $25.1 million available for future dividend payments.

        On October 17, 2002, the Company announced that the Board of Directors had declared a cash dividend of $0.05 per common share on a post-split basis for the fourth quarter of 2002. The dividend will be paid on December 13, 2002, to shareholders of record at the close of business on November 29, 2002.

        On July 26, 2002, the Company announced that the Board of Directors had declared a cash dividend of $0.10 per common share on a pre-split basis, or $0.05 on a post-split basis, for the third quarter of 2002. The dividend was paid on September 13, 2002 to shareholders of record at the close of business on August 30, 2002. During the first six months of 2002, the Company declared and paid cash dividends of $0.08 per common share on a post-split basis. The total amount of cash dividends paid during the nine months ended September 30, 2002 was $632,000.

CAPITAL RESOURCES

        The Company's objective is to maintain a level of capital that will support sustained asset growth, provide for anticipated credit risks, and ensure that regulatory guidelines and industry standards are met. Pacific Crest and the Bank are subject to certain minimum capital adequacy and minimum well capitalized category guidelines adopted by the Federal Reserve and the FDIC. These guidelines relate primarily to the leverage ratio, the Tier 1 risk-based capital ratio, and the total risk-based capital ratio. The minimum well capitalized required ratios are 5.00% leverage, 6.00% Tier 1 risk-based capital, and 10.00% total risk-based capital. The minimum capital adequacy required ratios are 4.00% leverage, 4.00% Tier 1 risk-based capital, and 8.00% total risk-based capital. At September 30, 2002, Pacific Crest and the Bank were in compliance with all such capital requirements.

        The following table presents the regulatory ratios of Pacific Crest and the Bank as of the dates indicated:

Actual	Leverage Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio
September 30, 2002
Pacific Crest Capital, Inc.	10.01%	12.59%	14.57%
Pacific Crest Bank	9.86%	12.37%	13.63%
December 31, 2001
Pacific Crest Capital, Inc.	9.49%	11.11%	13.36%
Pacific Crest Bank	9.61%	11.22%	12.47%
Requirements
Minimum Well Capitalized	5.00%	6.00%	10.00%
Minimum Capital Adequacy	4.00%	4.00%	8.00%

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company's primary market risk is interest rate risk. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time to maximize income. Management realizes certain risks are inherent and that the goal is to identify and minimize the risks. The Company's exposure to market risk is reviewed on a regular basis by the Asset/Liability committee. Tools used by management include an interest rate shock analysis and, to a lesser extent, the standard GAP report, which measures the estimated difference between the amount of interest-sensitive assets and interest-sensitive liabilities anticipated to mature or reprice during future periods, based on certain assumptions. In general, the GAP report presents the carrying amounts of these assets and liabilities in a particular period based on either the date that they first reprice, for variable rate products, or the maturity date, for fixed rate products. The Company has no market risk sensitive instruments held for trading purposes and is not currently engaged in transactions involving derivative financial instruments. Management believes that the Company's market risk is reasonable at this time.

        The following table is a summary of the Company's one-year GAP as of the dates indicated (in thousands):

	September 30, 2002	December 31, 2001	Increase (Decrease)
Total interest-sensitive assets maturing or repricing within one year ("one-year assets")	$341,252	$329,491	$11,761
Total interest-sensitive liabilities maturing or repricing within one year ("one-year liabilities")	318,564	408,971	(90,407)

One-year GAP	$22,688	$(79,480)	$102,168

        The one-year GAP increased by $102.2 million during the first nine months of 2002, principally due to an increase in one-year assets of $11.8 million and a decrease in one-year liabilities of $90.4 million.

        The growth in one-year assets was primarily due to a $25.1 million increase in the one-year loan category, partially offset by a $13.0 million decline in securities purchased under resale agreements. The increase in one-year loans was principally due to loans that moved into the one-year category from longer term categories because they were initially fixed rate for a period of one to five years and have now converted to the adjustable rate period of their terms. Additionally, the Company's loan originations during the nine months ended September 30, 2002 primarily consisted of adjustable rate loans.

        The $13.0 million decrease in short-term securities purchased under resale agreements was principally attributable to the redemption of such securities to purchase long-term, fixed rate mortgage-backed securities. This factor was partially offset by the investment into these short-term securities of cash proceeds received from principal payments on loans and mortgage-backed securities.

        The decline in one-year liabilities was primarily due to decreases of $79.0 million and $30.0 million in one-year certificates of deposit and term borrowings, respectively, partially offset by an increase of $21.0 million in short-term, adjustable rate FHLB advances.

        The Company has assumed, for purposes of the GAP table below, that its checking and savings accounts reprice immediately.

        In October of 2002, the Company obtained a $30.0 million fixed rate FHLB advance with an interest rate of 3.06% and a maturity of 3.0 years. This advance replaced the following items which were included in the "Within 6 months" category on the GAP table at September 30, 2002: (i) $21.0 million of short-term, variable rate FHLB advances, and (ii) $10.0 million of term borrowings that matured in October of 2002.

        While the Company's one-year GAP at September 30, 2002 indicates that interest-sensitive assets exceed interest-sensitive liabilities, GAP analysis is an imprecise measure of the impact of rising or falling interest rates because variable rate assets and liabilities are tied to different interest rate indices and/or are affected by different market forces. Additionally, the Company has certain variable rate loans included in the under one-year asset categories which are at their contractual interest rate floors, and therefore will not immediately adjust after an interest rate increase. The Company is attempting to mitigate the effect on net interest income of this loan floor issue by extending the maturities of its interest-sensitive liabilities beyond one year wherever practical. Such efforts primarily involve the replacement of maturing certificates of deposit and term borrowings with fixed rate FHLB advances and certificates of deposit, which generally have terms of 12 to 36 months.

        The following table presents the Company's GAP information as of the date indicated (dollars in thousands):

	Maturity or Repricing Date
September 30, 2002	Within 6 Months	Over 6 to 12 Months	Over 12 to 18 Months	Over 18 to 24 Months	Over 24 Months	Total
Interest-Sensitive Assets:
Securities purchased under resale agreements	$3,220	$—	$—	$—	$—	$3,220
average yield (variable rate)	1.80%	—	—	—	—	1.80%
U.S. government sponsored agency mortgage-backed securities	—	—	—	—	82,217	82,217
average yield (fixed rate)	—	—	—	—	5.29%	5.29%
Corporate debt securities	3,008	—	—	—	—	3,008
average yield (variable rate)	3.63%	—	—	—	—	3.63%
Loans, gross	296,722	38,302	23,575	29,780	73,588	461,967
average yield	7.59%	8.35%	8.36%	8.26%	8.36%	7.86%

Total interest-sensitive assets	$302,950	$38,302	$23,575	$29,780	$155,805	$550,412

Interest-Sensitive Liabilities:
Checking accounts	$16,063	$—	$—	$—	$—	$16,063
average rate (variable rate)	1.33%	—	—	—	—	1.33%
Savings accounts	132,589	—	—	—	—	132,589
average rate (variable rate)	2.21%	—	—	—	—	2.21%
Certificates of deposit	94,248	44,664	36,235	36,258	9,757	221,162
average rate (fixed rate)	3.08%	2.82%	3.38%	4.70%	5.01%	3.43%
FHLB advances	21,000	—	40,000	30,000	20,000	111,000
average rate (fixed rate)	2.01%	—	2.65%	3.09%	3.03%	2.72%
Term borrowings	10,000	—	—	—	—	10,000
average rate (fixed rate)	6.61%	—	—	—	—	6.61%
Trust preferred securities	—	—	—	—	17,250	17,250
average rate (fixed rate)	—	—	—	—	9.38%	9.38%

Total interest-sensitive liabilities	$273,900	$44,664	$76,235	$66,258	$47,007	$508,064

GAP	$29,050	$(6,362)	$(52,660)	$(36,478)	$108,798	$42,348

Cumulative GAP	29,050	22,688	(29,972)	(66,450)	42,348

ITEM 4. Controls and Procedures

  (a)
  Based on their evaluation of the Company's disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended) are effective.

  (b)
  There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings—

        None.

ITEM 2. Changes in Securities and Use of Proceeds

        On October 17, 2002, the Company announced that its Board of Directors had approved a 2-for-1 stock split, to be effected in the form of a 100% stock dividend. The additional shares were distributed on November 12, 2002 to shareholders of record at the close of business on October 30, 2002.

ITEM 3. Defaults upon Senior Securities—

        None.

ITEM 4. Submission of Matters to a Vote of Security Holders—

        None.

ITEM 5. Other Information—

        None.

ITEM 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

    None.

  (b)
  Reports on Form 8-K

    The Company filed no reports on Form 8-K during the quarter ended September 30, 2002.

    On October 25, 2002, the Company filed a Form 8-K with the Securities and Exchange Commission dated October 17, 2002, announcing that the Company's Board of Directors had approved a 2-for-1 stock split, to be effected in the form of a 100% stock dividend. The additional shares would be distributed on November 12, 2002 to shareholders of record at the close of business on October 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC CREST CAPITAL, INC.

Date: November 12, 2002	/s/ GARY WEHRLE Gary Wehrle President and Chief Executive Officer
Date: November 12, 2002	/s/ ROBERT J. DENNEN Robert J. Dennen Senior Vice President, Chief Financial Officer, and Corporate Secretary

CERTIFICATION PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Gary Wehrle, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Pacific Crest Capital, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ GARY WEHRLE Gary Wehrle Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Robert J. Dennen, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Pacific Crest Capital, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ ROBERT J. DENNEN Robert J. Dennen Chief Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report on Form 10-Q of Pacific Crest Capital, Inc. (the "Company") for the period ended September 30, 2002, as filed with the Securities and Exchange Commission (the "Report"), we, Gary Wehrle, Chief Executive Officer, and Robert J. Dennen, Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 12, 2002	/s/ GARY WEHRLE Gary Wehrle Chief Executive Officer
Date: November 12, 2002	/s/ ROBERT J. DENNEN Robert J. Dennen Chief Financial Officer

QuickLinks

PACIFIC CREST CAPITAL, INC. SEPTEMBER 30, 2002 FORM 10-Q TABLE OF CONTENTS
PACIFIC CREST CAPITAL, INC. CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)
PACIFIC CREST CAPITAL, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (dollars in thousands, except per share data)
PACIFIC CREST CAPITAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited) (dollars and shares in thousands)
PACIFIC CREST CAPITAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in thousands)
PACIFIC CREST CAPITAL, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2002 (Unaudited)
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
QUARTERLY FINANCIAL DATA (dollars and shares in thousands, except per share data)
QUARTERLY FINANCIAL DATA (dollars in thousands)
QUARTERLY INCOME STATEMENTS (in thousands)
QUARTERLY BALANCE SHEETS (in thousands)
QUARTERLY AVERAGE BALANCE SHEETS AND SPREAD DATA (dollars in thousands)
RESULTS OF OPERATIONS
FINANCIAL CONDITION
NON-PERFORMING ASSETS
LIQUIDITY
DIVIDENDS
CAPITAL RESOURCES
  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 4. Controls and Procedures
  PART II—OTHER INFORMATION
  ITEM 1. Legal Proceedings—
  ITEM 2. Changes in Securities and Use of Proceeds
  ITEM 3. Defaults upon Senior Securities—
  ITEM 4. Submission of Matters to a Vote of Security Holders—
  ITEM 5. Other Information—
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002