Form 10-K
period 2002-12-31
PACIFIC CREST CAPITAL INC
filed 2003-03-31
CIK 912048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Registrant’s telephone number, including area code: (818) 865-3300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value
9.375% Cumulative Trust Preferred Securities of PCC Capital I
Guarantee of Pacific Crest Capital, Inc. with respect to the
9.375% Cumulative Trust Preferred Securities of PCC Capital I
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 28, 2002, based on the closing price of such stock on the Nasdaq National Market, was $64,048,000.

As of March 14, 2003, the number of shares outstanding of the registrant’s $ .01 par value Common Stock was 4,855,273.

Documents Incorporated by Reference

Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2003 are incorporated by reference into Part III of this Form 10-K.

PACIFIC CREST CAPITAL, INC.

2002 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I
ITEM 1	Business
General
Loans
Asset Quality Review
Allowance for Loan Losses
Investments
Deposits
Borrowings
Employees
Asset/Liability Management
Regulation
Factors That May Affect the Company’s Business or Stock Value
ITEM 2	Properties
ITEM 3	Legal Proceedings
ITEM 4	Submission of Matters to a Vote of Security Holders

PART II

ITEM 5	Market for Registrant’s Common Equity and Related Stockholder Matters
ITEM 6	Selected Financial Data
ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
Results of Operations
Financial Condition
Liquidity
Dividends
Capital Resources

ITEM 7A	Quantitative and Qualitative Disclosures About Market Risk
ITEM 8	Financial Statements and Supplementary Data
ITEM 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

ITEM 10	Directors and Executive Officers of the Registrant
ITEM 11	Executive Compensation
ITEM 12	Security Ownership of Certain Beneficial Owners and Management
ITEM 13	Certain Relationships and Related Transactions
ITEM 14.	Controls and Procedures

PART IV

ITEM 15	Exhibits, Financial Statements and Reports on Form 8-K

PART I

ITEM 1.  Business

GENERAL

Pacific Crest Capital, Inc. (“Pacific Crest” or the “Parent”) is a bank holding company principally engaged in income property lending and U.S. Small Business Administration (“SBA”) lending through its wholly owned subsidiary, Pacific Crest Bank (the “Bank”). See “Pacific Crest Bank” below.  Pacific Crest is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  Unless the context otherwise indicates, the “Company” refers to Pacific Crest together with its wholly owned subsidiaries, Pacific Crest Bank and PCC Capital I.

Forward-Looking Information

Certain matters discussed in this Annual Report on Form 10-K may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements may involve risks and uncertainties.  These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company’s mission and vision.  Forward-looking statements include, but are not limited to, statements preceded by, followed by or that include the word “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions.  The Company’s actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in such forward-looking statements.  For discussion of the factors that might cause such a difference, see “Factors That May Affect the Company’s Business or Stock Value.”  Management of the Company believes that these forward-looking statements are reasonable; however, undue reliance should not be placed on such statements, which are based on current expectations.

Pacific Crest Bank

Pacific Crest Bank is a California state chartered commercial bank that is supervised and regulated by the California Commissioner of Financial Institutions (the “Commissioner”), the California Department of Financial Institutions (the “Department” or “DFI”), and the Federal Deposit Insurance Corporation (“FDIC”).  The Bank’s deposits are insured by the FDIC up to applicable limits. The Bank introduced full-service, consumer checking accounts to all of its retail customers in the fourth quarter of 2000.  During 2002, the Bank introduced business checking accounts as well as debit cards, online banking, and online bill pay.  Additionally, during this same period, the Bank introduced a business lending program and a variety of depository services for business professionals and small businesses to complement its SBA lending programs.  Products offered under the new lending program include a business line of credit and a business term loan.   This program is designed to build significant depository relationships with business customers.

Pacific Crest Bank is a business bank that concentrates on marketing to and serving the needs of investors, entrepreneurs, and small businesses located predominantly in California.  The Bank conducts its deposit operations through three branch offices located in Beverly Hills, Encino, and San Diego, California. The Bank currently offers consumer and business checking accounts, money market checking accounts, savings accounts, and certificates of deposit.  The Bank has focused its lending activities primarily on income producing real estate loans and small business loans under the SBA 7(a) and 504 loan programs.  The Bank conducts its lending operations in California through its lending and marketing representatives.  To a lesser extent, and on a very selective basis, the Bank makes real estate loans in other western states.

PCC Capital I

PCC Capital I (“PCC Capital”) is a Delaware statutory business trust that was created for the exclusive purpose of issuing and selling 9.375% Cumulative Trust Preferred Securities (the “Trust Preferred Securities”). On September 22, 1997, PCC Capital completed a $17.25 million public offering of the Trust Preferred Securities and invested the gross proceeds from the offering in junior subordinated debentures issued by Pacific Crest bearing interest at 9.375%.  The junior subordinated debentures were issued concurrent with the issuance of the Trust Preferred Securities.  The interest on the junior subordinated debentures paid by Pacific Crest to PCC Capital represents the sole revenues of PCC Capital and the sole source of dividend distributions to the holders of the Trust Preferred Securities.  Pacific Crest has fully and unconditionally guaranteed all of PCC Capital’s obligations under the Trust Preferred Securities.

Pacific Crest has the right, assuming no default has occurred, to defer payments of interest on the junior subordinated debentures at any time for a period not to exceed 20 consecutive quarters.  The Trust Preferred Securities will mature on October 1, 2027, but became callable in part or in total on October 1, 2002 by PCC Capital.

The Trust Preferred Securities are presented on a separate line on the Consolidated Balance Sheets under the caption “Trust preferred securities.”  For financial reporting purposes, the Company records the dividend distributions on the Trust Preferred Securities as “Interest expense – trust preferred securities” on its Consolidated Statements of Income.

Issuance of New Trust Preferred Securities

On March 20, 2003, the Company announced that it had issued $13,330,000 of trust preferred securities (the “New Trust Preferred Securities”) in a private placement offering.  Estimated net proceeds to the Company from the offering after expenses were $13,320,000.  There were no commissions or expenses charged by the underwriter on this transaction.  The New Trust Preferred Securities were issued by a newly established subsidiary of the Company, Pacific Crest Capital Trust I.   The New Trust Preferred Securities have a maturity of 30 years, but are callable by Pacific Crest Capital, Inc. in part or in total at par after five years.  The New Trust Preferred Securities have a fixed interest rate of 6.335% during the first five years, after which the interest rate will float and reset quarterly at the three-month Libor rate plus 3.25%.

LOANS

Lending Activities

The Bank’s primary focus in its lending activities is the origination of income property loans and small business loans under the SBA 7(a) and 504 loan programs.  The Company categorizes non-residential real estate loans and multi-family residential loans as income property loans.  As of December 31, 2002, the Bank held 514 income property loans with an average balance of $800,000, as well as 171 SBA loans with an average balance of $218,000.  Loans generally are made for terms from three to 20 years.

In order to manage interest rate risk, the Company endeavors to underwrite most of its income property loans on either an adjustable rate basis or a short-term fixed rate basis, whereby the loan initially has a fixed rate for a period from three to five years, after which the loan reprices on either a quarterly, semi-annual, or annual basis.  The  adjustable rate income property loans reprice on either a quarterly, semi-annual, or annual basis.   All of the Company’s SBA 7(a) and 504 second lien loans are adjustable rate and reprice either monthly or quarterly based upon the Wall Street Journal prime lending rate, while the Company’s SBA 504 first lien loans are generally fixed rate.   A number of loans have interest rate floors and ceilings that limit the interest rate repricing of the loans.  For more information on the Company’s loan repricing, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk”.

The following table presents the Bank’s loan originations for the periods indicated (in thousands):

	Years Ended December 31,
	2002	2001	2000	1999	1998
Income property loans	$77,108	$99,613	$67,122	$127,604	$103,129
Commercial business loans (1)	—	6,225	—	—	—
SBA business loans:
7(a) loans - guaranteed portion	14,115	10,667	8,064	3,064	4,287
7(a) loans - unguaranteed portion	4,487	3,394	2,662	985	1,423
Total 7(a) loans	18,602	14,061	10,726	4,049	5,710
504 first lien loans (2)	3,910	4,758	1,334	—	—
504 second lien loans	3,056	4,589	1,080	—	—
Total 504 loans	6,966	9,347	2,414	—	—
Total SBA business loans	25,568	23,408	13,140	4,049	5,710
Total loan originations	102,676	129,246	80,262	131,653	108,839

(1)           Primarily represents unsecured loans to financial institutions.

(2)           Excludes $14.6 million in SBA 504 first lien loans brokered during 2002, which generated $998,000 in broker fee income.

Income Property Lending

The Bank’s income property loans have been originated primarily through either direct contacts with borrowers by Bank marketing representatives or referrals from commercial loan brokers, other banks, realtors, and other third parties, for which the borrower generally pays a referral fee normally between 0.5% to 1% of the loan amount. The Bank employs commercial marketing representatives who maintain contacts with loan referral sources, screen referred transactions, and provide customer service.

The Bank’s credit approval process includes an examination of the cash flow and debt service coverage of the property serving as loan collateral, as well as the financial condition and credit references of the borrower. Following analysis of the borrower’s credit, cash flows and collateral, loans are submitted to the Bank’s Credit Committee for approval. The Bank’s senior management is actively involved in its lending activities and collateral valuation and review process. The Bank obtains independent third party appraisals of all properties securing its loans. In addition, the Bank employs an individual who serves as internal property analyst to inspect properties and review the third party appraisals for the benefit of the Credit Committee.

The Bank currently offers income property loans that generally fall within a range of $250,000 to $4.0 million.  Management, in consultation with the Bank’s Board of Directors, periodically adjusts and modifies its underwriting criteria and lending and underwriting policies in response to economic conditions and business opportunities.

As of December 31, 2002, $411.2 million, or 90.2% of the Company’s loans were categorized as income property loans.  The Company has been specializing in this type of lending for over 15 years and believes that it has developed highly effective risk diversification policies as well as exceptionally strong credit and collateral analysis skills in this area.  During each of the years ended December 31, 2002, 2001, 2000, and 1998, total recoveries on income property loans exceeded charge-offs.  As of December 31, 2002, 2001, and 2000, the Company had no income property loans categorized as non-accrual.  The management of the Company believes that its excellent history of credit losses has been due to a strong, diversified regional economy as well as the intense focus by the Company on risk management for income property lending.  For additional information on the Company’s asset quality and allowance for loan losses activity for the last five years, see “Asset Quality Review” and “Allowance for Loan Losses”.

The Company believes that it manages credit risk tightly in its income property loan portfolio and uses a variety of policy guidelines and analytical tools to achieve its asset quality objectives.  Key risk control features include:

•                                          Geographic diversification of real estate collateral throughout Southern California and elsewhere, avoiding large submarket concentrations (see the following table on geographic locations of the Company’s income property loans at December 31, 2002).

•                                          Avoiding lending in geographic areas that have rapidly escalating property rents or high levels of new construction.

•                                          Focusing on property types that are less prone to the “boom and bust” building cycle.

•                                          Limiting loan size on any one property.  As of December 31, 2002, the largest single income property loan was $3.7 million and the average loan size of this portfolio was $800,000.

•                                          Analyzing the ability of the underlying real estate to service the related borrower’s loan through various economic and interest rate cycles.

•                                          Requiring higher debt service coverage ratios on new loans during times of low interest rates in order to insulate the Company as much as possible from borrower defaults as interest rates rise.  This was particularly emphasized during 2002 due to historically low short-term interest rates.

•                                          Careful evaluation of professional property appraisals by both the Company’s Credit Committee and the Company’s internal property valuation review analyst.

•                                          Deploying only highly seasoned and skilled specialists in both business development and Credit Committee member positions.  Employees in these roles at December 31, 2002 averaged over 15 years of service with the Company and over 25 years of lending experience.

The table below presents the Bank’s income property loans by (1) collateral type and, (2) tenant occupied vs. owner occupied, as of December 31, 2002 (dollars in thousands):

	Tenant Occupied	Owner Occupied	Total	Number of Loans	Average Loan Size
Non-residential real estate loans:
Neighborhood retail centers	$209,671	$7,827	$217,498	243	$895
Mixed use properties	46,411	3,723	50,134	62	809
Industrial warehouse facilities	24,810	5,681	30,491	44	693
Automotive related properties	20,765	6,023	26,788	37	724
Business office buildings	19,649	5,830	25,479	33	772
Single purpose properties	17,233	2,635	19,868	36	552
Industrial manufacturing facilities	7,680	1,880	9,560	14	683
Medical care facilities	4,545	1,353	5,898	7	843
Land	—	975	975	2	488
Total non-residential real estate loans	350,764	35,927	386,691	478	809
Multi-family residential loans	24,535	—	24,535	36	682
Construction loans	—	—	—	—	—
Total income property loans	$375,299	$35,927	$411,226	514	$800

The table below presents the Bank’s income property loans by geographic concentration at December 31, 2002 (dollars in thousands):

	Percent of Total	Amount	Number of Loans	Average Loan Size
Southern California Counties
Los Angeles County:
Los Angeles County North	11.1%	$45,734	71	$644
Los Angeles County South	7.5%	30,961	45	688
Los Angeles County East	5.1%	21,074	27	781
Los Angeles County West	5.0%	20,579	25	823
Jefferson Park, Crenshaw, Leimert Park, Hyde Park	3.0%	12,458	15	831
Hollywood, Silverlake, Glassell Park, Echo Park	2.0%	8,223	13	633
Mid-City, Koreatown, Westlake	1.8%	7,517	12	626
South Los Angeles City, Inglewood	1.5%	5,968	7	853
Downtown Area, Chinatown	0.5%	1,966	1	1,966
Los Angeles County Other	5.4%	22,362	34	658
Total Los Angeles County	43.0%	176,842	250	707

Outside of Los Angeles County:
Orange	11.8%	48,578	57	852
Riverside	5.2%	21,527	24	897
San Bernardino	5.2%	21,210	24	884
San Diego	4.1%	16,966	19	893
Ventura	2.6%	10,629	11	966
All other counties (2)	0.2%	888	2	444
Total outside of Los Angeles County	29.1%	119,798	137	874

Total Southern California Counties	72.1%	296,640	387	767

Northern California Counties
Santa Clara	2.5%	10,230	11	930
Sacramento	1.8%	7,281	9	809
Sonoma	0.9%	3,788	4	947
Solano	0.9%	3,506	4	877
Alameda	0.5%	2,024	3	675
San Mateo	0.4%	1,674	4	419
San Francisco	0.3%	1,316	2	658
Shasta	0.3%	1,228	1	1,228
All other counties (10)	1.4%	5,658	10	566
Total Northern California Counties	8.9%	36,705	48	765

Total California	81.1%	333,345	435	766

Outside of California
Arizona	9.8%	40,287	33	1,221
Texas	3.0%	12,497	9	1,389
Washington	1.8%	7,270	11	661
Nevada	1.6%	6,675	7	954
Oregon	1.0%	4,181	11	380
All other states (7)	1.7%	6,971	8	871
Total outside of California	18.9%	77,881	79	986

Total loans	100.0%	$411,226	514	$800

SBA Lending

As of December 31, 2002, the Company had achieved SBA “Preferred Lender” status in the entire Southern California region from Santa Barbara to San Diego, in all of Northern California, and in the entire state of Oregon. Preferred Lender status is the highest designation awarded to lenders by the SBA, and accordingly, grants such lenders full lending authority to approve SBA loans.

SBA 7(a) Loan Program

Loans made by the Company under the SBA 7(a) program generally are made to small businesses to provide working capital or to provide funding for the purchase of businesses, real estate, or machinery and equipment.  These loans generally are secured by a combination of assets that may include equipment, receivables, inventory, business real property, and sometimes a lien on the personal residence of the borrower. SBA 7(a) loans are all adjustable rate loans based upon the Wall Street Journal prime lending rate. The SBA generally guarantees 75%-85% of the loan balance.  Under the SBA 7(a) program, the Company can sell in the secondary market the guaranteed portion of its SBA 7(a) loans and retain the related unguaranteed portion of these loans, as well as the servicing on such loans, for which it is paid a fee. The loan servicing spread is generally a minimum of 1.00% on all loans.  The Company generally offers SBA 7(a) loans within a range of $50,000 to $1.0 million.

The Company bases its SBA 7(a) loan sales on the level of its SBA 7(a) loan originations, the premiums available in the secondary market for the sale of such loans, and general liquidity considerations of the Company.  During 2002, the Company originated $18.6 million in SBA 7(a) loans, of which $14.1 million represented the guaranteed portion.  During 2002, the Company elected to sell $2.9 million of the guaranteed portion of its SBA 7(a) loans, for which it recognized a gain of $221,000.

SBA 504 Loan Program

Loans made by the Company under the SBA 504 program generally are made to small businesses to provide funding for the purchase of real estate.  Under this program, the Company generally provides up to 90% financing of the total purchase cost, represented by two loans to the borrower.  The first lien loan is generally a long-term, fully amortizing, fixed rate loan and made in the amount of 50% of the total purchase cost.  The second lien loan is a short-term, interest only, adjustable rate loan, based upon the Wall Street Journal prime lending rate, and made in the amount of 40% of the total purchase cost. The Company’s second lien loan serves as an interim bridge loan to the borrower until the Certified Development Corporation (“CDC”) obtains bond funding, pays off the Company’s second lien loan, and provides long-term, fixed rate financing directly to the borrower.  The CDC pays off the Company’s second lien loan generally within three to six months after the loan proceeds have been fully disbursed by the Company to the borrower.  The CDC is a non-profit corporation established to contribute to the economic development of its community by working together with the SBA and private sector lenders such as the Bank, to provide financing to small businesses.  The Company generally offers SBA 504 loans within a range of $300,000 to $3.0 million.

The Company’s intent is to sell its SBA 504 first lien loans to other banks, and since the SBA 504 second lien loans are ultimately funded by the CDC, the SBA 504 loan program has been functioning as fee income vehicle for the Company, as it generally does not retain any portion of these loans.

As an alternative to selling SBA 504 first lien loans that it originates, the Company also brokers SBA 504 first lien loans to other banks for which it is paid a fee.  In such situations, the third party bank originates the first lien loan, while the Company originates the second lien loan, which is ultimately paid off by the CDC.

The table below presents the Bank’s SBA business loans by geographic concentration at December 31, 2002 (dollars in thousands):

	Percent of Total	Amount	Number of Loans	Average Loan Size
Southern California Counties
Los Angeles County:
Los Angeles County South	10.5%	$3,915	11	$356
Los Angeles County North	10.1%	3,764	17	221
Los Angeles County East	3.3%	1,219	7	174
Los Angeles County West	0.8%	283	1	283
Jefferson Park, Crenshaw, Leimert Park, Hyde Park	2.0%	753	3	251
Mid-City, Koreatown, Westlake	0.5%	187	1	187
South Los Angeles City, Inglewood	0.2%	63	1	63
Los Angeles County Other	3.3%	1,228	8	154
Total Los Angeles County	30.6%	11,412	49	233

Outside of Los Angeles County:
San Diego	37.5%	13,972	75	186
Orange	10.1%	3,777	13	291
San Bernardino	2.6%	971	4	243
Ventura	1.3%	496	4	124
Riverside	0.7%	250	3	83
All other counties (2)	0.6%	242	2	121
Total outside of Los Angeles County	52.9%	19,708	101	195

Total Southern California Counties	83.5%	31,120	150	207

Northern California Counties
San Mateo	3.8%	1,399	3	466
Butte	2.3%	848	1	848
Madera	1.2%	438	1	438
San Francisco	0.9%	322	1	322
Contra Costa	0.5%	196	1	196
Santa Clara	0.4%	154	1	154
Total Northern California Counties	9.0%	3,357	8	420

Total California	92.5%	34,477	158	218

Outside of California
Oregon	4.6%	1,732	7	247
Washington	2.6%	987	5	197
Arizona	0.2%	86	1	86
Total outside of California	7.5%	2,805	13	216

Total loans	100.0%	$37,282	171	$218

Loan Portfolio

The following table presents the categories of the Bank’s loans at the dates indicated (in thousands):

	December 31,
	2002	2001	2000	1999	1998
Income property loans:
Non-residential real estate loans	$386,691	$408,524	$362,868	$339,368	$277,171
Multi-family residential loans	24,535	21,896	19,728	17,944	1,443
Construction loans	—	860	—	1,200	1,496
Total income property loans	411,226	431,280	382,596	358,512	280,110

SBA business loans:
7(a) loans - guaranteed portion	21,314	12,170	8,771	3,269	4,787
7(a) loans - unguaranteed portion	10,969	7,860	5,949	3,690	2,667
Total 7(a) loans	32,283	20,030	14,720	6,959	7,454
504 first lien loans	3,113	1,489	1,330	—	—
504 second lien loans	1,886	2,647	803	—	—
Total 504 loans	4,999	4,136	2,133	—	—
Total SBA business loans	37,282	24,166	16,853	6,959	7,454

Other loans:
Commercial business/other loans	7,127	6,230	246	291	310
Single-family residential loans	295	303	568	571	1,194
Total other loans	7,422	6,533	814	862	1,504

Gross loans	455,930	461,979	400,263	366,333	289,068
Deferred loan costs (fees)	197	(4)	22	(381)	(582)
Allowance for loan losses	(8,585)	(7,946)	(7,240)	(6,450)	(5,024)
Net loans	$447,542	$454,029	$393,045	$359,502	$283,462

The following table presents the Bank’s loans by category as a percentage of gross loans at the dates indicated:

	December 31,
	2002	2001	2000	1999	1998
Income property loans	90.19%	93.35%	95.59%	97.87%	96.90%
SBA business loans	8.18%	5.23%	4.21%	1.90%	2.58%
Other loans	1.63%	1.41%	0.20%	0.24%	0.52%
Total gross loans	100.00%	100.00%	100.00%	100.00%	100.00%

The table below sets forth the contractual maturities of the Bank’s gross loans at December 31, 2002 (in thousands):

Loan Balance
Due in one year or less	$4,121
Due after one year through three years	6,647
Due after three years through five years	12,246
Due after five years through 15 years	394,454
Due after 15 years	38,462
Total	$455,930

ASSET QUALITY REVIEW

Non-performing assets consist of non-accrual loans and other real estate owned.  The following table sets forth non-performing assets as of the dates indicated (dollars in thousands):

	December 31,
	2002	2001	2000	1999	1998
Non-accrual loans	$—	$—	$—	$210	$—
Other real estate owned	—	—	—	—	806
Total non-performing assets	$—	$—	$—	$210	$806
Non-accrual loans to total loans, net of deferred loan fees	0.00%	0.00%	0.00%	0.06%	0.00%
Total non-performing assets to total assets	0.00%	0.00%	0.00%	0.03%	0.12%

The following table presents net (charge-offs) recoveries, OREO valuation adjustments, and related asset quality ratios as of the dates or for the periods indicated (dollars in thousands):

	At or For the Years Ended December 31,
	2002	2001	2000	1999	1998
Income property loans:
Charge-offs	$(162)	$—	$—	$(280)	$(20)
Recoveries	314	42	309	36	34
Net (charge-offs) recoveries	$152	$42	$309	$(244)	$14

SBA business loans:
Charge-offs	$(48)	$(111)	$(123)	$(7)	$—
Recoveries	64	115	—	—	—
Net (charge-offs) recoveries	$16	$4	$(123)	$(7)	$—

Total net (charge-offs) recoveries	$168	$46	$186	$(251)	$14
OREO valuation adjustments	—	—	—	(43)	(50)
Total net (charge-offs) recoveries and OREO valuation adjustments	$168	$46	$186	$(294)	$(36)

Net (charge-offs) recoveries to average loans	0.04%	0.01%	0.05%	(0.07%)	0.01%
Allowance for loan losses to total loans, net of deferred loan fees	1.88%	1.72%	1.81%	1.76%	1.74%
Allowance for loan losses to non-accrual loans	—	—	—	3071%	—

Non-accrual Loans

Non-accrual loans are loans not classified as “troubled debt restructurings” that show little or no current payment ability. These loans, however, are backed by collateral or cash flow that supports the collectibility of the Company’s remaining book balance. Non-accrual loan balances are net of any prior write-offs, but any specifically assigned general allowance for loan losses is not deducted from the non-accrual loan balances.

The Company’s general policy is to discontinue the accrual of interest on income property loans when any installment payment is 90 days or more past due, or when management otherwise determines the collectibility of principal or interest is unlikely prior to the loan becoming 90 days past due.  On the guaranteed portion of SBA 7(a) loans, interest on delinquent loans is guaranteed by the SBA up to 120 days.  The Company’s policy is to continue accruing interest up to 120 days, at which time the guaranteed portion of the loan would be placed on non-accrual status. The unguaranteed portion of the SBA 7(a) loan would be placed on non-accrual status when it becomes 90 days past due.

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

Interest income on non-accrual loans is subsequently recognized when the loan becomes contractually current. Accounts that are deemed uncollectible by management are charged off for the amount that exceeds management’s estimated net realizable value of the underlying real estate collateral.

The Company’s general policy is to begin initiating foreclosure proceedings when loans become more than 30 days past due. In some instances, loans that are more than 30 days past due are never actually foreclosed upon, because the borrower brings the account current either before a formal notice of default is filed or before the property goes to foreclosure sale.

On loans that are more than 89 days past due, an updated third party appraisal generally is ordered to ascertain the current fair market value of the collateral securing the loan. Between the time that the appraisal is ordered and the time that it is received, (normally about a 60 day period), management evaluates the collateral securing the loan in order to ascertain the amount of general loan loss reserves that should be allocated to the loan. Upon receipt of the third party appraisal, further general loan loss reserves are allocated, if necessary, based on the estimated net realizable value of the collateral (which is calculated based on the estimated sales price of the collateral less all selling costs).

The calculation of the adequacy of the allowance for loan losses is based on a variety of factors, including loan classifications and underlying loan collateral values, and is not tied directly to the level of non-accrual loans.  Therefore, changes in the amount of non-accrual loans will not necessarily result in an associated increase or decrease in the allowance for loan losses.

Other Real Estate Owned

Assets classified as other real estate owned (“OREO”) include foreclosed real estate owned by the Company.   The Company records and carries its OREO at the lower of cost or fair value, which may require the Company to make valuation adjustments to its OREO, based on current collateral appraisal data and other relevant information, which may effectively reduce the book value of such assets to their estimated fair value less selling cost.  The fair value of the real estate takes into account the real estate values net of expenses such as brokerage commissions, past due property taxes, property repair expenses, and other items.  The estimated sale price utilized by the Company to help determine fair value may not necessarily reflect the appraisal value, which management believes, in some cases, to be higher than what could be realized in a sale of the OREO.

Troubled Debt Restructurings

A troubled debt restructuring (“TDR”) is a loan for which the Company, for reasons related to the borrower’s financial difficulties, grants a permanent concession to the borrower, such as a reduction in the loan’s fully-indexed interest rate, a reduction in the face amount of the debt, or an extension of the maturity date of the loan, that the Company would not otherwise consider. TDR balances are reflected net of any prior write-offs, but any specifically assigned general allowance for loan losses is not deducted from TDR balances.   The Company had no TDRs as of December 31, 2002, 2001, 2000, 1999, and 1998.

Potential Problem Loans

In addition to loans disclosed above as non-accrual and TDR at December 31, 2002, of which the Company had none, the Company had four loans totaling $711,000 that have been categorized as potential problem loans by the Company.  These loans have been so classified as a result of known information about the possible credit problems of the borrowers, which has caused management to have doubts about the ability of such borrowers to comply with current loan repayment terms, and which may result in the future inclusion of these loans in either the non-accrual loan or TDR categories.  The loss exposure on these four loans is mitigated in that three of these loans totaling $432,000 are SBA 7(a) loans, of which $329,000 is fully secured and guaranteed by the SBA.  Further, the collateral securing the loans would generally be liquidated in a workout situation, and would provide some recovery in addition to the SBA guarantee.  The one non-SBA 7(a) loan for $279,000 is well secured by non-residential real estate, and any loss exposure would be mitigated by the collateral value of the real estate securing the loan.

ALLOWANCE FOR LOAN LOSSES

Classified Assets

In connection with examinations of insured institutions, the FDIC and the DFI examiners have the authority to identify problem assets and, if necessary, require them to be classified. There are three primary classifications for problem assets: “substandard,” “doubtful” and “loss.” “Substandard” assets are assets that are characterized by the distinct possibility that the institution will sustain some loss if deficiencies are not corrected. “Doubtful” assets have all of the weaknesses inherent in “substandard” loans, but also have the characteristic that, on the basis of existing facts, conditions and values, collection or liquidation in full is highly questionable and improbable. “Loss” assets are assets that are considered uncollectible. Assets that are classified “loss” require the institution either to establish a specific reserve in the amount of 100% of the portion of the asset classified “loss” or to charge-off the asset. In addition, the FDIC characterizes certain assets as “special mention.” These are assets that do not currently warrant classification in one of the three primary problem assets categories but that do possess weaknesses deserving management’s close attention.

The Company utilizes an internally developed loan classification and monitoring system in determining the appropriate level of the allowance for loan losses. This system involves periodic reviews of the loan portfolio and loan classifications based on that review.

Allowance for Loan Losses

The Company’s allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio.  General loan loss reserves typically are established by assigning all loans to specified risk categories and then determining the appropriate levels of reserve for each risk category. A special management “Reserve Committee” meets monthly to review the loan portfolio, delinquency trends, collateral value trends, non-performing asset data and other material information. The amount of the allowance is based upon management’s evaluation of numerous factors, including the adequacy of collateral securing the loans in the Company’s portfolio, delinquency trends, historical loan loss experience, and existing economic conditions.

The full Board of Directors reviews the adequacy of the allowance for loan losses set by management on a quarterly basis. Management utilizes its best judgment in providing for possible loan losses and establishing the allowance for loan losses. However, the allowance is an estimate, which is inherently uncertain and depends on the outcome of future events. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based upon their judgment of the information available to them at the time of their examination.

Adverse economic conditions or a declining real estate market could adversely affect certain borrowers’ abilities to contractually repay their loans. A decline in the economy could result in deterioration in the quality of the loan portfolio and could result in high levels of non-performing assets and charge-offs, which would adversely affect the financial condition and results of operations of the Company.

The following table sets forth the allocation of the Company’s allowance for loan losses among the Company’s loan categories by dollar amount and as a percent of the total allowance as of the dates indicated (dollars in thousands):

	December 31,
	2002	2001	2000	1999	1998
Income property loans	$7,727	$7,376	$6,978	$6,291	$4,823
SBA business loans	687	477	262	106	108
Other loans	171	93	—	53	93
Total allowance for loan losses	$8,585	$7,946	$7,240	$6,450	$5,024

Income property loans	90.00%	92.83%	96.38%	97.54%	96.00%
SBA business loans	8.00%	6.00%	3.62%	1.64%	2.15%
Other loans	2.00%	1.17%	0.00%	0.82%	1.85%
Total allowance for loan losses	100.00%	100.00%	100.00%	100.00%	100.00%

The following table sets forth activity in the Company’s allowance for loan losses for the periods indicated (in thousands):

	Years Ended December 31,
	2002	2001	2000	1999	1998
Allowance at beginning of year	$7,946	$7,240	$6,450	$5,024	$4,100
Provision for loan losses	471	660	604	1,677	910
Net (charge-offs) recoveries:
Charge-offs:
Income property loans	(162)	—	—	(280)	(20)
SBA business loans	(48)	(111)	(123)	(7)	—
Total charge-offs	(210)	(111)	(123)	(287)	(20)
Recoveries:
Income property loans	314	42	309	36	34
SBA business loans	64	115	—	—	—
Total recoveries	378	157	309	36	34
Total net (charge-offs) recoveries	168	46	186	(251)	14
Allowance at end of year	$8,585	$7,946	$7,240	$6,450	$5,024

INVESTMENTS

The Company’s investment portfolio is used for both liquidity purposes and for investment income. The following table sets forth certain information regarding the Company’s investment securities available for sale, which are recorded and carried at market value, as well as its short-term investments in repurchase agreements, as of the dates indicated (in thousands):

	December 31,
	2002	2001	2000	1999	1998

Securities purchased under resale agreements (“repurchase agreements”)	$7,802	$16,174	$3,017	$3,501	$22,048

Investment securities available for sale, at market value:
U.S. government sponsored agency:
Callable bonds	$—	$—	$227,106	$233,071	$307,919
Mortgage-backed securities	70,516	55,537	3,799	3,856	1,606
Corporate debt securities	2,902	3,415	3,543	3,833	11,736
Total investment securities	$73,418	$58,952	$234,448	$240,760	$321,261

Securities Purchased Under Resale Agreements

The Company invests excess cash overnight and up to three months in securities purchased under resale agreements (“repurchase agreements”). The Company has master repurchase agreements with several nationally recognized investment banks, commercial banks, and broker-dealers. The maximum investment with one brokerage firm or bank is generally limited to $25 million. Collateral securing the repurchase agreements is limited to U.S. Treasury bonds, notes and bills, and securities issued by either U.S. government agencies or U.S. government sponsored agencies.  Collateral securing the repurchase agreements is held for safekeeping under third-party custodial agreements and is required to be segregated from, and separately accounted for as compared to, all other securities held by the custodian for its other customers or for its own account.

Investment Securities

The Company’s investment securities portfolio at December 31, 2002 consisted of fixed rate U.S. government sponsored agency mortgage-backed securities issued by Fannie Mae and Ginnie Mae, as well as adjustable rate investments in corporate debt securities.   The index of the corporate debt securities is based upon the three month London Interbank Offered Rate (“LIBOR”), which reprices on a quarterly basis.

The following table sets forth the composition of the Company’s investment securities available for sale portfolio at December 31, 2002 (dollars in thousands):

	December 31, 2002
	Amortized Cost	Estimated Fair Value	Weighted Average Yield
Mortgage-backed securities issued by:
Ginnie Mae	$67,057	$69,027	4.29%
Fannie Mae	1,409	1,489	6.80%
Total mortgage-backed securities	68,466	70,516	4.34%

Corporate debt securities	3,377	2,902	4.07%
Total investment securities	$71,843	$73,418	4.33%

DEPOSITS

The following table sets forth information regarding the composition of the Company’s deposits as of the dates indicated (in thousands):

	December 31,
	2002	2001	2000	1999	1998
Non-interest-bearing checking	$2,800	$1,649	$—	$—	$—
Interest-bearing checking	13,214	13,263	14,414	18,783	23,849
Total checking accounts	16,014	14,912	14,414	18,783	23,849
Savings accounts	128,420	136,145	148,347	196,368	276,011
Certificates of deposit	215,062	250,466	336,076	269,233	182,979
Total deposits	$359,496	$401,523	$498,837	$484,384	$482,839

One of the Company’s primary sources of funds is FDIC-insured deposits collected by the Bank.  The Company has deposit-gathering branches located in Beverly Hills, Encino and San Diego, California. The Company’s headquarters office in Agoura Hills is an administrative office and does not accept retail deposits.  The Company’s current deposit products include consumer and business checking accounts, limited draft money market checking accounts, savings accounts, and term certificates of deposit with 30-day to five-year maturities.  Additionally, the Company offers debit cards, on-line banking, and on-line bill pay.  Included among these deposit programs are individual retirement accounts and Keogh retirement accounts.  The Company also conducts a wholesale deposit operation through which deposits from other financial institutions located throughout the United States are solicited.

BORROWINGS

The following table sets forth information regarding the composition of the Company’s borrowings as of the dates indicated (in thousands):

	December 31,
	2002	2001	2000	1999	1998
Securities sold under repurchase greements	$—	$—	$23,500	$30,500	$30,779
State of California borrowings	—	—	28,000	20,000	—
FHLB advances	120,000	40,000	—	—	—
Term borrowings	—	40,000	40,000	40,000	79,450
Trust preferred securities(1)	17,250	17,250	17,250	17,250	17,250
Total borrowings	$137,250	$97,250	$108,750	$107,750	$127,479

(1)           For a description of the trust preferred securities see “General - PCC Capital I”

Securities Sold Under Repurchase Agreements

A secondary source of funds for the Company consists of short-term borrowings in the form of securities sold under repurchase agreements (“reverse repurchase agreements”). The Company has set up short-term borrowing relationships with several investment banking firms.  The repayment terms on this short-term debt generally range from one day to up to three months. The interest rate paid can vary daily, but typically approximates the federal funds rate plus 25 basis points. These borrowings are secured by pledging U.S. government sponsored agency securities.  The Company utilizes these borrowings to cover short-term financing needs.

State of California Borrowings

The Bank has a fixed rate borrowing facility with the State of California Treasurer’s Office under which the Bank can borrow an amount not to exceed its unconsolidated total shareholder’s equity.  Borrowing maturity dates under this program cannot exceed one year.  The State of California requires collateral with a value of at least 110% of the outstanding borrowing amount.  The Bank pledges U.S. government sponsored agency securities to meet the collateral requirement under this borrowing facility.  As of December 31, 2002, the Bank’s unconsolidated total shareholder’s equity was $57.8 million and the Bank had no outstanding State of California borrowings.

FHLB Advances

During the second quarter of 2001, the Bank became a member of the FHLB, which serves as a source of both fixed rate and adjustable rate borrowings, with maturities ranging from one day to 30 years.  Under the FHLB’s credit facility, the Bank is able to borrow an FHLB-approved percentage of the Bank’s unconsolidated total assets.  All FHLB advances must be secured by eligible collateral, subject to FHLB guidelines and limitations.  Such collateral may consist of either non-residential real estate loans, multi-family residential loans, U.S. government sponsored agency mortgage-backed securities, or a combination thereof.  For pledged non-residential real estate loans, the FHLB will lend up to 55% on an individual loan basis and up to 20% of the Bank’s unconsolidated total assets on an aggregate basis.  For multi-family residential loans, the FHLB will lend up to 80% on an individual basis. For mortgage-backed securities, the FHLB will lend up to 97% of the market value.

As of December 31, 2002, the Bank’s FHLB credit line totaled $193.0 million, based on an FHLB-approved borrowing limit of 35% of the Bank’s unconsolidated total assets.  Advances are limited to the amount of eligible collateral pledged by the Bank, which totaled $129.5 million, and consisted of non-residential real estate loans and multi-family residential loans.  As noted above, the pledged amount of non-residential real estate loans is limited to 20% of assets.  The Bank had $120.0 million of outstanding advances at December 31, 2002.

As an FHLB member, the Bank is required to own capital stock of the FHLB in an amount equal to the greater of 5% of its FHLB advances or 1% of its aggregate residential real estate loans and U.S. government sponsored agency mortgage-backed securities at the beginning of the year.  As of December 31, 2002, the Bank was in compliance with this requirement and its investment in the capital stock of the FHLB totaled $6.3 million.  The Bank receives quarterly dividends declared by the FHLB on its investment in the capital stock of the FHLB.

Term Borrowings

The Company has borrowing relationships with several investment banking firms, whereby the Company is able to obtain fixed rate, long-term borrowings secured by U.S. government sponsored agency securities.   As of December 31, 2002, the Company had no outstanding term borrowings.

EMPLOYEES

As of December 31, 2002, the Company employed  85 persons on a full-time basis.  Management believes that its relations with its employees are good. The Company is not a party to any collective bargaining agreement.

ASSET/LIABILITY MANAGEMENT

The Company’s earnings depend primarily on its net interest income, which is the difference between the interest income it earns on its loans and securities (its “interest-earning assets”), and the interest expense it pays on its deposits and borrowings (its “interest-bearing liabilities”).  Net interest income is affected by (i) the difference between the interest rate earned on its interest-earning assets and the interest rate paid on its interest-bearing liabilities, (ii) the difference between the balance, or volume, of its interest-earning assets and the balance, or volume, of its interest-bearing liabilities, and (iii) changes in the composition of interest-earning assets and interest-bearing liabilities, for example, if higher yielding loans were to replace lower yielding securities.

The Company is subject to potential net interest income contraction or expansion, particularly in times of changing interest rates.  Management has established an Asset/Liability Committee (“ALCO”), comprised of senior executive officers, to monitor interest rate risk on a regular basis.  The Company attempts to minimize the effect on net interest income of changing interest rates through a variety of asset and liability management strategies that include:

•              Regular review of loan programs to target the most desirable mix of adjustable rate versus fixed rate loans.

•                                          Regular review of deposit programs to attempt to achieve the proper mix of one-year or longer term certificates of deposit versus more interest rate sensitive money market checking accounts.

•                                          Use of long-term borrowings from the FHLB or national investment bankingfirms.

•                                          Utilization of short-term borrowings available from the FHLB, State of California, or national investment banking firms.

•                                          Possible use of interest rate hedges, such as interest rate swaps, caps or collars.

•                                          Determination of the optimum size, repayment characteristics, and interest rate features of the Company’s investment securities portfolio.

See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding maturity and repricing characteristics of the Company’s interest-earning assets and interest-bearing liabilities.

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

Pacific Crest Capital, Inc.

Pacific Crest, as a registered bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHCA”).  Pacific Crest is required to file with the Federal Rerserve periodic reports and such additional information as the Federal Reserve may require pursuant to the BHCA.  The Federal Reserve may conduct examinations of Pacific Crest and its subsidiaries.

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

Further, Pacific Crest is required by the Federal Reserve to maintain certain levels of capital.  See “Capital Standards.”

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

Under Federal Reserve regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner.  In addition, it is the Federal Reserve’s policy that a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks.  A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks generally will be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve’s regulations or both.

Pacific Crest is also a bank holding company within the meaning of Section 3700 of the California Financial Code.  As such, Pacific Crest and its subsidiaries are subject to examination by, and may be required to file reports with, the California Department of Financial Institutions.

Pacific Crest’s securities are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As such, Pacific Crest is subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Exchange Act.

Pacific Crest Bank

The Bank is a California chartered bank, subject to primary supervision, periodic examination, and regulation by the California Commissioner of Financial Institutions (“Commissioner”) and the Federal Deposit Insurance Corporation (“FDIC”).  To a lesser extent, the Bank is also subject to certain regulations promulgated by the Federal Reserve.  If, as a result of an examination of the Bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC.  Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the Bank’s deposit insurance, which for a California chartered bank would result in a revocation of the Bank’s charter.  The Commissioner has many of the same remedial powers.

Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002.  This new legislation addresses accounting oversight and corporate governance matters, including:

•                                          the creation of a five-member oversight board appointed by the Securities & Exchange Commission that will set standards for accountants and have investigative and disciplinary powers;

•                                          the prohibition of accounting firms from providing various types of consulting services to public clients and requiring accounting firms to rotate partners among public client assignments every five years;

•                                          increased penalties for financial crimes;

•                                          expanded disclosure of corporate operations and internal controls and certification of financial statements;

•                                          enhanced controls on and reporting of insider trading; and

•                                          statutory separations between investment bankers and analysts.

The Company is currently evaluating what impacts the new legislation and its implementing regulations will have upon its operations, including a likely increase in certain outside professional costs.

USA PATRIOT Act of 2001

On October 26, 2001, President Bush signed the USA PATRIOT Act of 2001 (the “Act”).  The Act is intended to strengthen U.S law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Act on financial institutions of all kinds is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws in addition to current requirements and requires the creation and implementation of various regulations, including:

•                                          due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-US persons;

•                                          standards for verifying customer identification at account opening;

•                                          rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering;

•                                          reports by nonfinancial businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and

•                                          filing of suspicious activities reports by securities brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

On July 23, 2002, the U.S. Treasury proposed regulations requiring institutions to incorporate into their written money laundering plans a board approved customer identification program implementing reasonable procedures for:

•                                          verifying the identity of any person seeking to open an account, to the extent reasonable and practicable;

•                                          maintaining records of the information used to verify the person’s identity; and

•                                          determining whether the person appears on a list of known or suspected terrorists or terrorist organizations.

Account is defined as a formal banking or business relationship established to provide ongoing services, dealings, or other financial transactions. The Company does not expect that the proposed regulations will have a material impact on its operations.

Financial Services Modernization Legislation

General

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the “GLBA”).  The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a financial holding company.

The law also:

•                                          Broadened the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

•                                          Provided an enhanced framework for protecting the privacy of consumer information;

•                                          Adopted a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

•                                          Modified the laws governing the implementation of the Community Reinvestment Act; and

•                                          Addressed a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

Pacific Crest and the Bank do not believe that the GLBA has had a significant effect on operations, except for the beneficial effect of changes in FHLB membership and related loan collateral requirements.  However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation.  The GLBA is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis.  Nevertheless, this act may have the result of increasing the amount of competition that Pacific Crest and the Bank face from larger institutions and other types of companies offering financial products, many of which have substantially more financial resources than Pacific Crest and the Bank.

Financial Holding Companies

Bank holding companies that elect to become a financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or are incidental or complementary to activities that are financial in nature. “Financial in nature” activities include:

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

Prior to filing a declaration of its election to become a financial holding company, all of the bank holding company’s depository institution subsidiaries must be well capitalized, well managed, and, except in limited circumstances, in compliance with the Community Reinvestment Act.

Failure to sustain compliance with the financial holding company election requirements or correct any non-compliance within a fixed time period could lead to divestiture of subsidiary banks or require all activities of such company to conform to those permissible for a bank holding company.  No Federal Reserve approval is required for a financial holding company to acquire a company (other than a bank holding company, bank or savings association) engaged in those activities determined by the Federal Reserve that are financial in nature or incidental to activities that are financial in nature, including but not limited to:

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

Expanded Bank Activities

The GLBA also permits national banks to engage in expanded activities through the formation of financial subsidiaries.  A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a financial holding company.  Financial activities include all activities permitted under new sections of the BHCA or permitted by regulation.

A national bank seeking to have a financial subsidiary, and each of its depository institution affiliates, must be “well-capitalized,” “well-managed” and in satisfactory compliance with the Community Reinvestment Act.  The total assets of all financial subsidiaries may not exceed the lesser of 45% of a bank’s total assets, or $50 billion.  A national bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary.  The assets of the subsidiary may not be consolidated with the bank’s assets.  The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities.

Privacy

Under the GLBA, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. Pursuant to these rules, effective July 1, 2001, financial institutions must provide:

•                                          initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

•                                          annual notices of their privacy policies to current customers; and

•                                          a reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties.

These privacy provisions affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.  Since the GLBA’s enactment, a number of states have implemented their own versions of privacy laws.  The Company has implemented its privacy policies in accordance with the law.

Dividends and Other Transfers of Funds

Dividends from the Bank constitute the principal source of income to Pacific Crest.  Pacific Crest is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to Pacific Crest.  In addition, the California Department of Financial Institutions and the FDIC have the authority to prohibit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

Transactions with Affiliates

The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, Pacific Crest or other affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of Pacific Crest or other affiliates. Such restrictions prevent Pacific Crest and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in Pacific Crest or to or in any other affiliate are limited, individually, to 10.0% of the Bank’s capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20.0% of the Bank’s capital and surplus (as defined by federal regulations).  California law also imposes certain restrictions with respect to transactions involving Pacific Crest and other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See “Prompt Corrective Action and Other Enforcement Mechanisms.”

Capital Standards

The federal banking agencies have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off balance sheet items.  Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk federal banking agencies, to 100% for assets with relatively high credit risk.

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

At December 31, 2002, both Pacific Crest and the Bank exceeded all minimum required capital ratios.  See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources.”

Predatory Lending

The term “predatory lending,” much like the terms “safety and soundness” and “unfair and deceptive practices,” is far-reaching and covers a potentially broad range of behavior. As such, it does not lend itself to a concise or a comprehensive definition. But typically, predatory lending involves at least one, and perhaps all three, of the following elements:

•                                          making unaffordable loans based on the assets of the borrower rather than on the borrower’s ability to repay an obligation (“asset-based lending”);

•                                          inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced (“loan flipping”); and

•                                          engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.

On October 1, 2002, the Federal Reserve regulations aimed at curbing such lending became effective.  The rule significantly widens the pool of high-cost home-secured loans covered by the Home Ownership and Equity Protection Act of 1994, a federal law that requires extra disclosures and consumer protections to borrowers.  The following triggers coverage under the act:

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

In addition, the regulation bars loan flipping by the same lender or loan servicer within a year.  Lenders also will be presumed to have violated the law — which says loans should not be made to people unable to repay them — unless they document that the borrower has the ability to repay.  Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid.

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

At December 31, 2002, both Pacific Crest and the Bank exceeded the required ratios for classification as “well capitalized.”  See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources.”

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

In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency.  Finally, pursuant to an interagency agreement, the FDIC can examine any institution that has a substandard regulatory examination score or is considered undercapitalized – without the express permission of the institution’s primary regulator.

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

Premiums for Deposit Insurance

Through the Bank Insurance Fund (“BIF”), the FDIC insures the deposits of the Bank up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized, or less than adequately capitalized. An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

FDIC-insured depository institutions pay an assessment rate equal to the rate assessed on deposits insured by the Savings Association Insurance Fund (“SAIF”).

The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. Due to continued growth in deposits and some recent bank failures, the BIF is nearing its minimum ratio of 1.25% of insured deposits as mandated by law.  If the ratio drops below 1.25%, it is likely that the FDIC will be required to assess premiums on all banks for the first time since 1996.

The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. The termination of deposit insurance for the Bank would have a material adverse effect on the Company’s earnings.

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FDIC established the FICO assessment rates effective for the fourth quarter of 2002 at approximately $0.017 per $100 of assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary depending on a depository institution’s capitalization or supervisory evaluations.

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

Community Reinvestment Act and Fair Lending Developments

The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act (“CRA”) activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws.  The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities.  Furthermore, financial institutions are subject to annual reporting and public disclosure requirements for certain written agreements that are entered into between insured depository institutions or their affiliates and nongovernmental entities or persons that are made pursuant to, or in connection with, the fulfillment of the CRA.

A bank’s compliance with its CRA obligations is based a performance-based evaluation system which bases CRA ratings on an institution’s lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application.  Based on its most recent examination, the Bank received a “Satisfactory” rating.

Federal Reserve System

The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits.  At December 31, 2001, the Bank was in compliance with these requirements.

Nonbank Subsidiaries

Pacific Crest’s nonbank subsidiary, PCC Capital, is also subject to regulation by the Federal Reserve and other applicable federal and state agencies.

FACTORS THAT MAY AFFECT THE COMPANY’S BUSINESS OR STOCK VALUE

Certain matters discussed in this Annual Report on Form 10-K may constitute forward-looking statements under Section 27A of the Securities Act and Section 21E of the Securities Exchange Act.  These statements may involve risks and uncertainties.  These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates in, projections of future performance, perceived opportunities in the market and statements regarding the Company’s mission and vision.  The Company’s actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements.  The following is a summary of some of the important factors that could affect the Company’s future results of operations and/or stock price, and should be considered carefully.

Competition

The banking and financial services industry in California generally, and in Pacific Crest’s market areas specifically, is highly competitive.  The competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers.  The Bank competes for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers.  Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than the Bank. See “Regulation – Financial Services Modernization Legislation.”

Effect of Economic Conditions in Southern California

The Company is headquartered in and its operations are primarily concentrated in Southern California.  As a result of this geographic concentration, the Company’s results depend largely upon economic and business conditions in this area.  Deterioration of the economic conditions in Southern California could have a material adverse impact on the quality of the Company’s loan portfolio and the demand for its products and services.

Credit Quality

A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Company has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that its management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying the loan portfolio geographically within Southern Califonia, but such policies and procedures may not prevent unexpected losses that could materially adversely affect the Company’s results.  See “Asset Quality Review” and “Allowance for Loan Losses.”

Interest Rates

The Company’s profitability, like most financial institutions, primarily depends on interest rate differentials.  In general, the difference between the interest rates paid by the Bank on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Bank on its interest-earning assets, such as loans extended to its clients and securities held in its investment portfolio, comprise the major portion of the Company’s earnings.  These interest rates are highly sensitive to many factors that are beyond the control of the Company, such as inflation, recession and unemployment.

The Company is subject to possible interest rate spread compression, which would adversely impact net interest income, particularly in times of rising or volatile interest rates.  The amount of such interest rate spread compression would depend upon the frequency, magnitude and duration of such interest rate increases or fluctuations.  The Company’s senior management continually attempts to minimize the effect of interest rate changes in net interest income through a variety of asset/liability strategies that are modified from time to time based on a variety of factors.  See “Asset/Liability Management” and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk”.

Government Regulation and Legislation

The Company’s business also is influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve. The Federal Reserve implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions.  The actions of the Federal Reserve in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities.  The nature and impact on the Company of any future changes in monetary and fiscal policies cannot be predicted.

From time to time, legislation, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers.  Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. This legislation may change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions.  The Company cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on its financial condition or results of operations.  See “Regulation – Financial Services Modernization Legislation.”

Dependence on Key Employees

If the Company were to lose key employees temporarily or permanently, particularly if they went to work for competitors, it could hurt the Company’s business.  The Company’s future success depends on the continued contributions of existing senior management personnel.

Other Risks

From time to time, the Company details other risks with respect to its businesses and/or its financial results in its filings with the Securities and Exchange Commission (the “SEC”), the FDIC and the DFI, respectively.

ITEM 2.  Properties

The Company’s principal executive offices are located at 30343 Canwood Street, Agoura Hills, California 91301. The Bank conducts its deposit and lending operations through three branch offices located in Beverly Hills, Encino and San Diego, California.   Additionally, the Company has a separate SBA administrative office located in San Diego.  The Company leases all of its offices.

Information with respect to the Company’s principal executive, branch, and SBA administrative offices is as follows:

Location	Square Footage	Annual Rent	Lease Expiration Date
Corporate Headquarters - Agoura Hills, California	18,121	$344,042	2006
Branch Office - Beverly Hills, California	3,102	136,541	2004
Branch Office - Encino, California	3,310	73,345	2007
Branch Office - San Diego, California	4,505	131,748	2010
SBA Administrative Office - San Diego, California	4,107	90,453	2003

ITEM 3.  Legal Proceedings

There are currently no legal claims pending against the Company .

ITEM 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

ITEM 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

As of March 14, 2003, there were approximately 1,700 beneficial owners of the Company’s $0.01 par value common stock  (the “Common Stock”).  The Common Stock is traded on the Nasdaq National Market under the Nasdaq symbol “PCCI.”

The following tables present the high, low, and closing Common Stock prices as well as the cash dividends declared and paid per common share during each quarter for the last two years.  All amounts have been adjusted to reflect the 2-for-1 stock split distributed November 12, 2002.

	Year Ended December 31, 2002
Quarter Ended:	High	Low	Closing	Dividends
December 31	$16.950	$14.615	$15.800	$0.05
September 30	16.680	13.425	15.375	0.05
June 30	14.421	11.950	14.250	0.04
March 31	12.200	10.350	12.200	0.04

	Year Ended December 31, 2001
Quarter Ended:	High	Low	Closing	Dividends
December 31	$10.600	$9.100	$10.525	$0.04
September 30	10.375	9.203	9.350	0.04
June 30	9.925	8.450	9.900	0.04
March 31	9.688	7.250	8.875	0.04

The Company’s ability to pay dividends is subject to restrictions set forth in the Delaware General Corporation Law.  The Delaware General Corporation Law provides that a Delaware corporation may pay dividends either (i) out of the corporation’s surplus (as defined by Delaware law), or (ii) if there is no surplus, out of the corporation’s net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. The Company’s ability to pay cash dividends to its shareholders in the future will depend in large part on the Bank’s ability to pay dividends on its capital stock to the Parent.  The Bank’s ability to pay dividends to the Parent is subject to restrictions set forth in the California Financial Code. See Item 1. “Business – Regulation – Dividends and Other Transfers of Funds.”

ITEM 6.  Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the Company’s audited Consolidated Financial Satements and related notes, which are included in this Annual Report on Form 10-K.

FIVE-YEAR BALANCE SHEETS

	December 31,
(in thousands)	2002	2001	2000	1999	1998
Cash	$3,199	$2,508	$2,319	$1,282	$3,592
Securities purchased under resale agreements	7,802	16,174	3,017	3,501	22,048
Cash and cash equivalents	11,001	18,682	5,336	4,783	25,640

Investment securities available for sale:
U.S. agency callable bonds	—	—	227,106	233,071	307,919
U.S. agency mortgage-backed securities	70,516	55,537	3,799	3,856	1,606
Corporate debt securities	2,902	3,415	3,543	3,833	11,736
Total investment securities, at market	73,418	58,952	234,448	240,760	321,261

Loans:
Income property loans	411,226	431,280	382,596	358,512	280,110
SBA business loans	37,282	24,166	16,853	6,959	7,454
Other loans	7,422	6,533	814	862	1,504
Gross loans	455,930	461,979	400,263	366,333	289,068
Deferred loan costs (fees)	197	(4)	22	(381)	(582)
Allowance for loan losses	(8,585)	(7,946)	(7,240)	(6,450)	(5,024)
Net loans	447,542	454,029	393,045	359,502	283,462

Unsettled mortgage-backed securities trades, at market	56,672	—	—	—	—
Accrued interest receivable and other assets	15,111	13,095	15,831	18,215	14,135
Other real estate owned (OREO)	—	—	—	—	806
Total assets	$603,744	$544,758	$648,660	$623,260	$645,304

Deposits:
Checking accounts	$16,014	$14,912	$14,414	$18,783	$23,849
Savings accounts	128,420	136,145	148,347	196,368	276,011
Certificates of deposit	215,062	250,466	336,076	269,233	182,979
Total deposits	359,496	401,523	498,837	484,384	482,839

Borrowings:
Securities sold under repurchase agreements	—	—	23,500	30,500	30,779
State of California borrowings	—	—	28,000	20,000	—
FHLB advances	120,000	40,000	—	—	—
Term borrowings	—	40,000	40,000	40,000	79,450
Trust preferred securities	17,250	17,250	17,250	17,250	17,250
Total borrowings	137,250	97,250	108,750	107,750	127,479

Total interest-bearing liabilities	496,746	498,773	607,587	592,134	610,318
Accounts payable for unsettled securities trades	56,012	—	—	—	—
Accrued interest payable and other liabilities	5,807	8,010	7,143	5,577	4,846
Total liabilities	558,565	506,783	614,730	597,711	615,164

Shareholders’ equity:
Common stock, at par (1)	60	60	60	60	60
Additional paid-in capital (1)	27,471	27,750	27,760	27,855	28,027
Retained earnings	25,628	19,140	14,542	9,978	5,559
Accumulated other comprehensive income (loss)	1,296	(198)	(1,532)	(6,355)	1,199
Common stock in treasury, at cost	(9,276)	(8,777)	(6,900)	(5,989)	(4,705)
Total shareholders’ equity	45,179	37,975	33,930	25,549	30,140
Total liabilities and shareholders’ equity	$603,744	$544,758	$648,660	$623,260	$645,304

(1)  All years adjusted to reflect the 2-for-1 stock split distributed November 12, 2002.

FIVE-YEAR INCOME STATEMENTS

	Years Ended December 31,
(in thousands)	2002	2001	2000	1999	1998
Interest income:
Loans	$37,405	$38,091	$37,182	$32,857	$25,653
Investment securities available for sale	3,766	8,106	16,405	16,091	19,366
Securities purchased under resale agreements	171	456	132	413	221
Total interest income	41,342	46,653	53,719	49,361	45,240

Interest expense:
Deposits:
Checking accounts	234	403	658	967	949
Savings accounts	2,577	4,853	8,355	11,519	11,226
Certificates of deposit	9,603	16,994	19,284	11,613	9,241
Total interest on deposits	12,414	22,250	28,297	24,099	21,416
Borrowings:
Securities sold under repurchase agreements	—	216	2,022	871	1,418
State of California borrowings	—	609	1,805	148	—
FHLB advances	2,192	166	—	—	—
Term borrowings	1,672	2,686	1,999	3,455	4,087
Trust preferred securities	1,617	1,617	1,617	1,617	1,617
Total interest on borrowings	5,481	5,294	7,443	6,091	7,122
Total interest expense	17,895	27,544	35,740	30,190	28,538

Net interest income	23,447	19,109	17,979	19,171	16,702
Provision for loan losses	471	660	604	1,677	910
Net interest income after provision for loan losses	22,976	18,449	17,375	17,494	15,792

Non-interest income:
Loan prepayment and late fee income	822	345	346	662	788
Gain on sale of SBA 7(a) loans	221	395	112	250	254
Gain on sale of SBA 504 loans and broker fee income	1,201	503	—	—	—
Gain (loss) on sale of investment securities	(763)	95	(2)	661	252
Gain on sale of income property loans	—	—	561	—	467
Gain on sale of other real estate owned (OREO)	—	—	115	25	120
Other income	1,007	1,193	581	861	597
Total non-interest income	2,488	2,531	1,713	2,459	2,478

Non-interest expense:
Salaries and employee benefits	8,787	7,152	6,407	6,652	5,822
Net occupancy expenses	1,796	1,665	1,422	1,687	1,616
Communication and data processing	1,020	1,057	880	933	778
Legal, audit, and other professional fees	525	986	563	526	356
Travel and entertainment	491	457	352	452	361
Other expenses	594	544	566	1,119	958
Total operating expenses	13,213	11,861	10,190	11,369	9,891
Credit and collection expenses	26	—	(134)	43	127
OREO expenses	—	—	(10)	28	211
OREO valuation adjustments	—	—	—	43	50
Total non-interest expense	13,239	11,861	10,046	11,483	10,279

Income before income taxes	12,225	9,119	9,042	8,470	7,991
Income tax expense	4,863	3,734	3,772	3,415	3,144
Net income	$7,362	$5,385	$5,270	$5,055	$4,847

FIVE-YEAR SELECTED RATIOS AND FINANCIAL DATA

	At or For the Years Ended December 31,
(dollars in thousands)	2002	2001	2000	1999	1998
Performance Ratios:
Return on average shareholders’ equity (1)	18.18%	14.75%	15.98%	16.65%	17.02%
Return on average total assets	1.32%	0.95%	0.82%	0.83%	0.90%
Net interest rate spread (2)	4.03%	3.06%	2.48%	2.94%	2.93%
Net interest margin (3)	4.30%	3.43%	2.80%	3.19%	3.17%
Operating expenses to average total assets	2.37%	2.10%	1.59%	1.87%	1.84%
Efficiency ratio (4)	49.49%	55.05%	53.58%	54.28%	53.93%
Dividend payout ratio (5)	13.14%	15.69%	14.00%	13.19%	3.66%
Average shareholders’ equity to average total assets	7.32%	6.43%	4.25%	4.62%	5.64%

Asset Quality Data:
Non-accrual loans	$—	$—	$—	$210	$—
Non-performing assets (6)	—	—	—	210	806
Net (charge-offs) recoveries	168	46	186	(251)	14
Non-accrual loans to total loans	0.00%	0.00%	0.00%	0.06%	0.00%
Non-performing assets to total assets (6)	0.00%	0.00%	0.00%	0.03%	0.12%
Allowance for loan losses to total loans	1.88%	1.72%	1.81%	1.76%	1.74%
Allowance for loan losses to non-accrual loans	NM	NM	NM	3071.43%	NM
Net (charge-offs) recoveries to average total loans	0.04%	0.01%	0.05%	(0.07% )	0.01%

Capital Ratios - Pacific Crest Capital, Inc. (7):
Leverage ratio	10.33%	9.49%	7.16%	6.89%	—
Tier 1 risk-based capital ratio	13.31%	11.11%	10.63%	10.18%	—
Total risk-based capital ratio	15.17%	13.36%	13.11%	13.02%	—

Per Share Data (8):
Cash dividends per common share	$0.18	$0.16	$0.14	$0.12	$0.03
Diluted earnings per common share	1.37	1.02	1.00	0.91	0.82
Basic earnings per common share	1.52	1.09	1.04	0.95	0.86
Tangible book value per common share	9.31	7.85	6.74	4.91	5.60

Share Information (in thousands) (8):
Weighted average basic common shares outstanding	4,855	4,940	5,051	5,324	5,634
Weighted average diluted common shares outstanding	5,359	5,301	5,245	5,556	5,942
Common shares outstanding at year-end, net of treasury	4,854	4,840	5,031	5,203	5,382

Average Balances:
Average shareholders’ equity	$40,752	$36,247	$27,291	$28,010	$30,401
Average realized shareholders’ equity (1)	40,494	36,508	32,979	30,359	28,396
Average total assets	556,723	564,088	642,382	606,396	538,783
Average total loans	462,060	413,986	387,794	346,698	238,950

(1)           Calculation excludes accumulated other comprehensive income (loss) from shareholders’ equity.

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

(6)           Non-performing assets consist of non-accrual loans and other real estate owned (“OREO”).

(7)           There were no regulatory capital ratios for Pacific Crest Capital, Inc. prior to its conversion to a bank holding company in December 1999.   The minimum required regulatory capital ratios for a well capitalized institution are 5% leverage, 6% Tier 1 risk-based capital, and 10% total risk-based capital.

(8)           All years adjusted to reflect the 2-for-1 stock split distributed November 12, 2002.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Pacific Crest Capital, Inc. (“Pacific Crest or the “Parent”), a Delaware corporation, is a bank holding company and owns 100% of the stock of Pacific Crest Bank (the “Bank”), and 100% of the common stock of PCC Capital I (“PCC Capital”).  The consolidated financial statements and financial data included herein include the accounts of Pacific Crest and its wholly owned subsidiaries and are referred to as the consolidated financial statements of the “Company.”

The following discussion should be read in conjunction with the information under Item 6. “Selected Financial Data” and the Company’s consolidated financial statements and related notes contained elsewhere herein.  Certain statements under this Item 7 constitute “forward-looking statements” under Section 27A of the Securities Act and Section 21E of the Exchange Act, which involve risks and uncertainties.  The Company’s actual results may differ significantly from the results discussed in these forward-looking statements.  Factors that might cause such a difference, include but are not limited to, credit quality, economic conditions, competition in the geographic and business areas in which the Company conducts its operations, fluctuations in interest rates and government regulation.  For additional information concerning these factors, see Item 1. “Business —Factors That May Affect the Company’s Business or Stock Value.”

Issuance of New Trust Preferred Securities

On March 20, 2003, the Company announced that it had issued $13,330,000 of trust preferred securities (the “New Trust Preferred Securities”) in a private placement offering.  Estimated net proceeds to the Company from the offering after expenses were $13,320,000.  There were no commissions or expenses charged by the underwriter on this transaction.  The New Trust Preferred Securities were issued by a newly established subsidiary of the Company, Pacific Crest Capital Trust I.   The New Trust Preferred Securities have a maturity of 30 years, but are redeemable (callable) by Pacific Crest Capital, Inc. in part or in total at par after five years.  The New Trust Preferred Securities have a fixed interest rate of 6.335% during the first five years, after which the interest rate will float and reset quarterly at the three-month Libor rate plus 3.25%.

Unsettled Securities Trades

In December of 2002, the Company executed trades to purchase $56 million of fixed rate, GNMA mortgage-backed securities with an estimated interest rate yield of 5%.  The $56 million in GNMA securities trades did not fund until late January of 2003, and are reflected on the Consolidated Balance Sheets as “Unsettled mortgage-backed securities trades,” with the related liability reported as “Accounts payable for unsettled securities trades.”  The securities did not earn interest for the Company until the trades were funded in late January of 2003.

Two-For-One Stock Split

On October 17, 2002, the Company announced that its Board of Directors had approved a 2-for-1 stock split, to be effected in the form of a 100 percent stock dividend.  Shareholders received one additional share of common stock for each share that they held on the record date of October 30, 2002.  The additional shares were distributed on November 12, 2002.

The stock split resulted in the issuance of 2,986,530 shares of common stock.  Par value of the stock remained unchanged at $0.01 per share.  Accordingly, the Company recorded the transaction on November 12, 2002 and increased “Common stock” by $29,865, with an offsetting reduction to “Additional paid-in capital” in the same amount.

The effect of the stock split has been recognized retroactively in “Common stock” and “Additional paid-in capital,” as well as in all share and per share amounts, in the financial tables and text of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Capital

As of December 31, 2002, Pacific Crest’s leverage ratio, Tier 1 risk-based capital ratio and total risk-based ratio were 10.33%, 13.31%, and 15.17%, respectively.  The Bank’s leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 10.05%, 12.91%, and 14.17%, respectively. These ratios placed Pacific Crest and the Bank in the “well-capitalized” category as defined by federal regulations, which require corresponding capital ratios of 5%, 6% and 10%, respectively, to qualify for that designation.

Dividends

On January 23, 2003, the Company announced that the Board of Directors had declared a cash dividend of $0.05 per common share on a post-split basis for the first quarter of 2003.  The dividend was paid on March 14, 2003 to shareholders of record at the close of business on February 28, 2003.  During the year ended December 31, 2002, the Company declared and paid cash dividends in the aggregate of $0.18 per common share on a post-split basis for a total of $874,000.  During the year ended December 31, 2001, the Company declared and paid cash dividends in the aggregate of $0.16 per common share on a post-split basis for a total of $787,000.

Stock Repurchase Plan

During the year ended December 31, 2002, pursuant to its common stock repurchase program, the Company repurchased 98,800 shares of its common stock at an average cost per share of $14.05 on a post-split basis.  The total amount paid for these shares was approximately $1.4 million.  During the same period, the Company utilized repurchased shares for all of its common stock issuances under the Company’s employee stock purchase plan, non-employee directors stock purchase plan, and employee stock option plan, which totaled 112,144 shares on a post-split basis.  As of December 31, 2002, the Company had 70,200 shares remaining authorized for repurchase under its common stock repurchase program on a post-split basis.

Sale of Interest Rate Cap Agreement

On February 8, 2000, the Company sold its interest rate cap agreement for $2.5 million and recognized a deferred gain of $1.8 million, which was reported in the Consolidated Balance Sheets under the caption “Accrued interest payable and other liabilities”.  The interest rate cap agreement had originally been purchased on June 8, 1998, at a price of $925,000.  The deferred gain is being amortized as a credit to “Interest expense –deposits” over the remaining life of the original interest rate cap agreement, which had a maturity date of June 8, 2003.  During the years ended December 31, 2002, 2001, and 2000, the amount of deferred gain amortization totaled $554,000, $554,000, and $495,000, respectively, which resulted in a reduction in interest expense on deposits.  As of December 31, 2002, the remaining unamortized balance of the deferred gain resulting from the sale of the interest rate cap totaled $240,000 and will be amortized during the first six months of 2003.

Corporate Governance

The following are some of the key corporate governance practices at the Company, which are oriented to ensure that there are no conflicts of interest and that the Company is operated in the best interest of shareholders:

•                                          Four of the Company’s five directors are independent outside directors.

•                                          None of the Company’s officers and directors has loans from the Company.

•                                          There are no loans by the Company to outside companies controlled by or affiliated with officers or directors.

•                                          Outside directors do not receive compensation from the Company other than director fees.  In recent years, outside directors have elected to receive 50% of their director fees in shares of Company common stock.

•                                          The Company’s Board of Directors has nominating and governance, audit, and compensation committees comprised solely of independent outside directors.

Additionally, one of the Company’s directors, Rudolph I. Estrada, is a member of the National Association of Corporate Directors and Chairman of the Company’s Nominating and Governance Committee.

SBA Preferred Lender Status

During 2002, the Company was awarded “Preferred Lender” status in the Sacramento and San Francisco SBA districts by the U.S. Small Business Administration (“SBA”), and thus became an SBA Preferred Lender in all of Northern California.  The Company was previously awarded “Preferred Lender” status in the SBA districts comprising the entire Southern California region from Santa Barbara to San Diego, as well as the entire state of Oregon.  “Preferred Lender” status is the highest designation granted lenders by the SBA.

Declining Interest Rate Environment

During 2002, the Federal Reserve reduced the federal funds target rate by 50 basis points to 1.25%,  and during 2001, the Federal Reserve lowered the federal funds target rate by a total of 475 basis points, to 1.75%.  The impact of this cumulative reduction led to a lower interest rate environment in 2001, which continued into 2002, and resulted in (i) issuer calls of $219.2 million and Company sales of $10.0 million of the Company’s fixed rate, U.S. government sponsored agency callable bonds (the “callable bonds”) during the first nine months of 2001, (ii) downward repricing of the Company’s adjustable rate loans, and (iii) the Company’s lowering of interest rates on all of its deposit products.  Additionally, the interest rates declined on the Company’s adjustable rate investments and borrowings.

FHLB Credit Line Expansion

In July of 2002, the FHLB approved an increase in Pacific Crest Bank’s available credit line from 20% of total assets to 35% of total assets.  As a result, the Bank’s credit line increased by $81.5 million, to $190.2 million, based on total assets at that time.  All FHLB advances must be secured by eligible loans and/or eligible securities.  The FHLB credit facility serves as an excellent source of low cost funding and is an important component of the Company’s strategy to reduce funding costs.  The Company is focusing on using the FHLB credit facility primarily for fixed rate advances with 12-36 month terms as part of its hedging strategy to insulate the Company from potentially higher interest rates in 2003, 2004, and 2005.  During 2002, the Company obtained $80.0 million in long-term, fixed rate FHLB advances, with a weighted average interest rate of 2.81% and maturities ranging from 1.5 years to 3.0 years.

Federal Income Tax Refund

In April of 2002, the Company received a payment from the Internal Revenue Service (“IRS”) in connection with a refund claim filed by the Company for a prior year’s income taxes.  The total amount of the payment was $1,218,000, which was comprised of $804,000 for income taxes and $414,000 for interest.  The $804,000 was applied as a reduction of “Deferred income taxes, net” on the Consolidated Balance Sheets, while the $414,000 was applied to a receivable included in “Prepaid expenses and other assets”. The Company had accrued as “Other income” $300,000 of the interest during the fourth quarter of 2001 and accrued the remaining $114,000 during the first quarter of 2002.

SBA Loan Sales

The following table presents the Company’s SBA loan sales for the periods indicated (in thousands):

	Years Ended December 31,
	2002	2001	2000
SBA 7(a) loans - guaranteed portion	$2,929	$7,299	$2,601
SBA 504 first lien loans	3,427	4,592	—
Total SBA loan sales	$6,356	$11,891	$2,601

Non-Recurring Items

During 2002, the Company recorded the following items which it considered non-recurring:

•      The Company wrote down to market value one of its corporate debt securities in order to reflect an other than temporary decline in the market value of that security.  The write-down was based on a variety of factors, including a rating agency downgrade of the security’s debt rating.  This write-down totaled $763,000 and is included in “Gain (loss) on sale of investment securities” in the Consolidated Statements of Income.  In January of 2003, the Company sold this corporate debt security for a gain of $20,000.

•      The Company recorded a one-time reduction of $220,000 in the “Income tax provision” on the Consolidated Statements of Income, which was related to the following change in the California state tax law.  In September of 2002, the state of California passed a law that impacted the Company’s allowable tax deduction for loan loss reserves.  Under this recently enacted law, the state of California has conformed to the federal income tax law and the Company is not allowed to use the reserve method to determine its California tax bad debt deduction for taxable years beginning on or after January 1, 2002.  This recently enacted law also allows for permanent forgiveness of 50% of the California tax that was related to loan loss reserves that existed as of January 1, 2002.  The permanent impact of this change in the tax law was recognized in the third quarter of 2002 and resulted in the one-time $220,000 income tax reduction.

RESULTS OF OPERATIONS

The following table presents condensed statements of income and related performance data for the periods indicated and the dollar and percentage changes between the periods (in thousands):

				Increase (Decrease)		Increase (Decrease)
	Years Ended December 31,			2002 vs. 2001		2001 vs. 2000
	2002	2001	2000	$	%	$	%
Net interest income	$23,447	$19,109	$17,979	$4,338	22.7%	$1,130	6.3%
Provision for loan losses	471	660	604	(189)	(28.6%)	56	9.3%
Non-interest income	2,488	2,531	1,713	(43)	(1.7%)	818	47.8%
Non-interest expense	13,239	11,861	10,046	1,378	11.6%	1,815	18.1%
Income before income taxes	12,225	9,119	9,042	3,106	34.1%	77	0.9%
Income tax provision	4,863	3,734	3,772	1,129	30.2%	(38)	(1.0%)
Net income	$7,362	$5,385	$5,270	$1,977	36.7%	115	2.2%

Diluted earnings per share (1)	$1.37	$1.02	$1.00
Cash dividends per share (1)	$0.18	$0.16	$0.14
Tangible book value per share (1)	$9.31	$7.85	$6.74
Return on average shareholders’ equity (2)	18.18%	14.75%	15.98%
Return on average total assets	1.32%	0.95%	0.82%

(1)  All years adjusted to reflect the 2-for-1 stock split distributed November 12, 2002.

(2)  Based on average realized shareholders’ equity, which excludes average accumulated other comprehensive income (loss) from average shareholders’ equity.  Average realized shareholders’ equity was $40,494, $36,508, and $32,979 for 2002, 2001, and 2000, respectively.

2002 COMPARED WITH 2001

Earnings Performance Summary

Net income was $7.4 million (or $1.37 per common share on a post-split diluted basis) for the year ended December 31, 2002, compared to $5.4 million (or $1.02 per common share on a post-split diluted basis) for 2001.  Pre-tax income was $12.2 million for the year ended December 31, 2002 and $9.1 million for 2001.  The following describes the changes in the major components of pre-tax income for the year ended December 31, 2002 compared to 2001:

•    Net interest income grew by $4.3 million, to $23.4 million, primarily due to a $9.6 million decline in interest expense, which was principally attributable to the Company’s lowering of interest rates on its deposits and related deposit run-off.  The decreases in interest rates on the Company’s deposits resulted from a lower interest rate environment due to the cumulative reduction of 525 basis points, to 1.25%, in the federal funds target rate by the Federal Reserve during 2002 and 2001.   Partially offsetting the decline in interest expense was a $5.3 million drop in interest income, which was primarily due to the calls and sales of the Company’s callable bonds in 2001 and the impact of declining interest rates on the Company’s adjustable rate loans and investments.

•    Provision for loan losses decreased by $189,000, to $471,000, reflecting management’s evaluation of the allowance for loan losses and the risk inherent in the Company’s loan portfolio.  During the year ended December 31, 2002, the allowance for loan losses increased by $639,000, to $8.6 million, which reflected the $471,000 provision and net recoveries of $168,000.  During the year ended December 31, 2001, the allowance for loan losses increased by $706,000, to $7.9 million, which reflected a $660,000 provision and net recoveries of $46,000.  The allowance for loan losses as a percentage of total loans was 1.88% and 1.72% at December 31, 2002 and 2001, respectively.

•    Non-interest income decreased by $43,000, to $2.5 million, primarily due to a $858,000 reduction in gain on sale of investment securities, which was attributable to a $763,000 write-down to market value on one of the Company’s corporate debt securities.  This was partially offset by an increase of $739,000 in broker fee income, which was attributable to the growth in brokered SBA 504 loans.

•      Non-interest expense grew by $1.4 million, to $13.2 million, primarily due to an increase of $1.7 million in salaries and employee benefits.  The growth in salaries and employee benefits was principally due to (i) an increase in marketing commissions attributable to the growth in brokered SBA 504 loans, and (ii) an increase in personnel bonuses, which are partially tied to the Company’s return on equity performance, attributable to the higher level of return on equity in 2002 compared to 2001.

Average Balances, Interest Income and Expense, Yields and Rates

The following table presents the Company’s consolidated average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest yields/rates for the periods indicated.  All average balances are daily average balances (dollars in thousands):

	Years Ended December 31,
	2002			2001			2000
		Interest Income/ Expense	Average Yield/ Rate		Interest Income/ Expense	Average Yield/ Rate		Interest Income/ Expense	Average Yield/ Rate
	Average Balance			Average Balance			Average Balance

Interest-Earning Assets:
Loans (1)	$462,060	$37,405	8.10%	$413,986	$38,091	9.20%	$387,794	$37,182	9.59%
Securities purchased under resale agreements	10,688	171	1.60%	13,525	456	3.37%	2,058	132	6.41%
Investment securities (2):
U.S. agency securities:
Callable bonds	—	—	—	74,356	4,853	6.53%	243,199	15,768	6.48%
Mortgage-backed securities	68,661	3,613	5.26%	51,187	2,988	5.84%	3,898	274	7.03%
Corporate debt securities	3,959	153	3.86%	4,117	265	6.44%	4,102	363	8.85%
Total investment securities	72,620	3,766	5.19%	129,660	8,106	6.25%	251,199	16,405	6.53%
Total interest-earning assets	545,368	41,342	7.58%	557,171	46,653	8.37%	641,051	53,719	8.38%
Investment in FHLB stock	3,990			584			—
Unrealized gain (loss) on investment securities	437			(404)			(9,692)
Non-interest-earning assets	15,405			14,216			17,983
Allowance for loan losses	(8,477)			(7,479)			(6,960)
Total assets	$556,723			$564,088			$642,382

Interest-Bearing Liabilities:
Checking accounts	$15,719	234	1.49%	$14,816	403	2.72%	$15,503	658	4.24%
Savings accounts	132,533	2,577	1.94%	141,436	4,853	3.43%	165,778	8,355	5.04%
Certificates of deposit	236,742	9,603	4.06%	283,447	16,994	6.00%	313,825	19,284	6.14%
Total deposits	384,994	12,414	3.22%	439,699	22,250	5.06%	495,106	28,297	5.72%
Securities sold under repurchase agreements	—	—	—	4,015	216	5.38%	31,153	2,022	6.49%
State of California borrowings	—	—	—	12,688	609	4.80%	30,170	1,805	5.98%
FHLB advances	76,942	2,192	2.85%	5,260	166	3.16%	—	—	—
Term borrowings (3)	24,904	1,672	6.71%	40,000	2,686	6.72%	32,404	1,999	6.17%
Trust preferred securities	17,250	1,617	9.37%	17,250	1,617	9.37%	17,250	1,617	9.37%
Total borrowings	119,096	5,481	4.60%	79,213	5,294	6.68%	110,977	7,443	6.71%
Total interest-bearing liabilities	504,090	17,895	3.55%	518,912	27,544	5.31%	606,083	35,740	5.90%
Non-interest-bearing liabilities	11,881			8,929			9,008
Shareholders’ equity	40,752			36,247			27,291
Total liabilities and shareholders’equity	$556,723			$564,088			$642,382

Excess of interest-earning assets over interest-bearing liabilities	$41,278			$38,259			$34,968
Net interest income		$23,447			$19,109			$17,979
Net interest rate spread (4)			4.03%			3.06%			2.48%
Net interest margin (5)			4.30%			3.43%			2.80%

(1)                                  Average balances of loans are calculated net of deferred loan fees, but include non-accrual loans, which have a zero yield.

(2)                                  Average balances of investment securities are presented on a historical amortized cost basis.

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

Net Changes in Average Balances, Composition, Yields and Rates

The following table sets forth the composition of average interest-earning assets and average interest-bearing liabilities by category and by the percentage of each category to the total for the periods indicated, including the change in average balance, composition, and yield/rate between these respective periods (dollars in thousands):

	Years Ended December 31,
	2002			2001			Increase (Decrease)
		%	Average		%	Average		%	Average
	Average	of	Yield/	Average	of	Yield/	Average	of	Yield/
	Balance	Total	Rate	Balance	Total	Rate	Balance	Total	Rate
Interest-Earning Assets:
Loans	$462,060	84.7%	8.10%	$413,986	74.3%	9.20%	$48,074	10.4%	(1.10)%
Securities purchased under
resale agreements	10,688	2.0%	1.60%	13,525	2.4%	3.37%	(2,837)	(0.4)%	(1.77)%
Investment securities:
U.S. agency securities:
Callable bonds	—	—	—	74,356	13.4%	6.53%	(74,356)	(13.4)%	(6.53)%
Mortgage-backed securities	68,661	12.6%	5.26%	51,187	9.2%	5.84%	17,474	3.4%	(0.58)%
Corporate debt securities	3,959	0.7%	3.86%	4,117	0.7%	6.44%	(158)	0.0%	(2.58)%
Total investment securities	72,620	13.3%	5.19%	129,660	23.3%	6.25%	(57,040)	(10.0)%	(1.06)%
Total interest-earning assets	$545,368	100.0%	7.58%	$557,171	100.0%	8.37%	$(11,803)		(0.79)%

Interest-Bearing Liabilities:
Checking accounts	$15,719	3.1%	1.49%	$14,816	2.8%	2.72%	$903	0.3%	(1.23)%
Savings accounts	132,533	26.3%	1.94%	141,436	27.3%	3.43%	(8,903)	(1.0)%	(1.49)%
Certificates of deposit	236,742	47.0%	4.06%	283,447	54.6%	6.00%	(46,705)	(7.6)%	(1.94)%
Total deposits	384,994	76.4%	3.22%	439,699	84.7%	5.72%	(54,705)	(8.3)%	(2.50)%
Securities sold under repurchase agreements	—	—	—	4,015	0.8%	5.38%	(4,015)	(0.8)%	(5.38)%
State of California borrowings	—	—	—	12,688	2.5%	4.80%	(12,688)	(2.5)%	(4.80)%
FHLB advances	76,942	15.3%	2.85%	5,260	1.0%	3.16%	71,682	14.3%	(0.31)%
Term borrowings	24,904	4.9%	6.71%	40,000	7.7%	6.72%	(15,096)	(2.8)%	(0.01)%
Trust preferred securities	17,250	3.4%	9.37%	17,250	3.3%	9.37%	—	0.1%	0.00%
Total borrowings	119,096	23.6%	4.60%	79,213	15.3%	6.68%	39,883	8.3%	(2.08)%
Total interest-bearing liabilities	$504,090	100.0%	3.55%	$518,912	100.0%	5.31%	$(14,822)		(1.76% )

Excess of interest-earning assets over interest-bearing liabilities	$41,278			$38,259			$3,019
Net interest income		$23,447			$19,109			$17,979
Net interest rate spread			4.03%			3.06%			0.97%
Net interest margin			4.30%			3.43%			0.87%

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

	Years Ended December 31,
	2002 vs. 2001 Increase (Decrease) Due To			2001 vs. 2000 Increase (Decrease) Due To
	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Loans (1)	$4,149	$(4,835)	$(686)	$2,455	$(1,546)	$909
Securities purchased under resale
agreements	(81)	(204)	(285)	414	(90)	324
Investment securities:
U.S. agency securities:
Callable bonds	(4,853)	—	(4,853)	(11,036)	121	(10,915)
Mortgage-backed securities	944	(319)	625	2,768	(54)	2,714
Corporate debt securities	(10)	(102)	(112)	1	(99)	(98)
Total investment securities	(3,919)	(421)	(4,340)	(8,267)	(32)	(8,299)
Total interest income	149	(5,460)	(5,311)	(5,398)	(1,668)	(7,066)

Interest Expense:
Checking accounts	24	(193)	(169)	(28)	(227)	(255)
Savings accounts	(288)	(1,988)	(2,276)	(1,103)	(2,399)	(3,502)
Certificates of deposit	(2,495)	(4,896)	(7,391)	(1,853)	(437)	(2,290)
Total deposits	(2,759)	(7,077)	(9,836)	(2,984)	(3,063)	(6,047)
Securities sold under repurchase
agreements	(216)	—	(216)	(1,510)	(296)	(1,806)
State of California borrowings	(609)	—	(609)	(892)	(304)	(1,196)
FHLB advances	2,044	(18)	2,026	166	—	166
Term borrowings	(1,014)	—	(1,014)	499	188	687
Trust preferred securities	—	—	—	—	—	—
Total borrowings	205	(18)	187	(1,737)	(412)	(2,149)
Total interest expense	(2,554)	(7,095)	(9,649)	(4,721)	(3,475)	(8,196)
Net interest income	$2,703	$1,635	$4,338	$(677)	$1,807	$1,130

(1) Does not include interest income that would have been earned on non-accrual loans.

Net Interest Income

The Company’s earnings depend primarily on its net interest income, which is the difference between the interest income it earns on its loans and securities (its “interest-earning assets”), and the interest expense it pays on its deposits and borrowings (its “interest-bearing liabilities”).  Net interest income is affected by (i) the difference between the interest rate earned on its interest-earning assets and the interest rate paid on its interest-bearing liabilities, (ii) the difference between the balance, or volume, of its interest-earning assets and the balance, or volume, of its interest-bearing liabilities, and (iii) changes in the composition of interest-earning assets and interest-bearing liabilities, for example, if higher yielding loans were to replace lower yielding securities.

On an overall basis, net interest income grew by $4.3 million, to $23.4 million, during the year ended December 31, 2002 compared to 2001, primarily due to a $9.6 million decline in interest expense, which was principally attributable to the Company’s lowering of interest rates on its deposits and related deposit run-off.  The decreases in interest rates on the Company’s deposits resulted from a lower interest rate environment due to the reduction of 475 basis points, to 1.75%, in the federal funds target rate by the Federal Reserve in 2001, as well as the reduction of 50 basis points, to 1.25%, in 2002.  Partially offsetting the decline in interest expense was a $5.3 million drop in interest income, which was primarily due to the calls and sales of the Company’s callable bonds in 2001 and the impact of declining interest rates on the Company’s loans and investments.

On a volume and rate analysis basis, the $4.3 million growth in net interest income was due to increases of $2.7 million and $1.6 million attributable to changes in volume and interest rates, respectively.  The $2.7 million increase attributable to changes in volume was principally due to increases in interest income of $4.1 million and $0.9 million attributable to growth in loans and mortgage-backed securities, respectively, and decreases in interest expense of $2.8 million and $1.8 million resulting from deposit run-off and pay-offs of non-FHLB borrowings, respectively. Partially offsetting these factors was a $4.9 million reduction in interest income attributable to the calls and sales of the Company’s callable bonds, as well as a $2.0 million increase in interest expense resulting from the growth in FHLB advances.

During 2002, the Company used lower rate FHLB advances, both short-term and long-term, primarily to fund the run-off of higher rate certificates of deposit, the maturities of higher rate term borrowings, and the purchases of higher rate mortgage-backed securities.  This helped to lower the Company’s cost of funds and increase its net interest income.

The $1.6 million increase in net interest income attributable to changes in interest rates was primarily attributable to a $7.1 million decrease in interest expense resulting from the Company’s lowering of the interest rates on its deposits.  This factor was partially offset by a $4.8 million decrease in interest income on loans, which resulted from the downward repricing of the Company’s adjustable rate loans and the weighted average interest rate on loan payoffs exceeding the weighted average interest rate on loan originations.  All of these factors resulted from a lower interest rate environment attributable to the cumulative 525 basis point reduction, to 1.25%, in the federal funds target rate by the Federal Reserve during 2002 and 2001.

The impact of the federal funds rate decreases in 2002 and 2001 caused downward repricing on the Company’s adjustable rate loans.  The federal funds rate is the rate at which banks lend to each other in the overnight market.  Reductions in the federal funds target rate generally result in reductions of the prime rates offered by major banks, including Bank of America.  The Company’s prime rate loans are priced at a margin above either Bank of America’s prime lending rate or the published Wall Street Journal prime lending rate.  As of December 31, 2002 and 2001, 85.4% and 84.2% of the Company’s loan portfolio consisted of adjustable rate loans, respectively.  See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for information regarding the breakdown of the Company’s loan portfolio by index as of December 31, 2002 and 2001.

The downward repricing of the Company’s adjustable rate loans was partially offset by the impact of the interest rate floors that exist on most of the Company’s adjustable rate loans.  Interest rate floors protect the Company in a declining interest rate environment, as affected loans do not reprice downward to their fully indexed rate when interest rates fall.  Another offsetting factor was that the Company’s adjustable rate loans generally can reprice only up to a maximum of 200 basis points in a year.

The net interest rate spread grew by 97 basis points, to 4.03%, during the year ended December 31, 2002, compared to 2001.  This was primarily due to a decrease of 176 basis points, to 3.55%, in the rate paid on average total interest-bearing liabilities, partially offset by a decrease of 79 basis points, to 7.58%, in the yield earned on average total interest-earning assets.  The decrease in the rate paid on average total interest-bearing liabilities was principally attributable to the previously mentioned lowering by the Company of the interest rates on its deposits, partially offset by a change in the composition of average total interest-bearing liabilities to higher rate borrowings from lower rate deposits.  The decrease in the yield earned on average total interest-earning assets was primarily due to a decline in the yield on loans, partially offset by a change in the composition of average total interest-earning assets to higher yield loans from lower yield investment securities, which resulted principally from the calls and sales of the callable bonds.

Total Interest Income

On an overall basis, total interest income decreased by $5.3 million, to $41.3 million, during the year ended December 31, 2002 compared to 2001, primarily due to the calls and sales of the Company’s callable bonds.  On a volume and rate analysis basis, the decrease in interest income was primarily due to a decline in the yield earned on average total interest-earning assets, which decreased interest income by $5.4 million.

Average total interest-earning assets declined by $11.8 million, to $545.4 million, during 2002 compared to 2001, and was principally due to a reduction in average callable bonds of $74.4 million, partially offset by increases of $48.1 million and $17.5 million in average loans and average mortgage-backed securities, respectively.  The changes in average investment securities and average loans resulted in a shift in the mix of average total interest-earning assets to higher yield loans from lower yield investment securities.  The percentage of average loans to average total interest-earning assets increased to 84.7% during the year ended December 31, 2002 from 74.3% during 2001.

The reduction in average callable bonds of $74.4 million, to zero, was due to the liquidation of the Company’s fixed rate callable bond portfolio during the first nine months of 2001.  The liquidation occurred primarily through issuer calls of $219.2 million, as well as Company sales of $10.0 million.  The issuer calls were attributable to the declining interest rate environment caused by the Federal Reserve’s 350 basis point lowering of the federal funds target rate during the first nine months of 2001.

The increase in average mortgage-backed securities of $17.5 million, to $68.7 million, was primarily due to fixed rate purchases of $25.5 million, in March of 2002, as well as $22.2 million in late July and August of 2002, partially offset by principal payments received on these securities.

The yield earned on average total interest-earning assets decreased by 79 basis points, to 7.58%, during the year ended December 31, 2002 compared to  2001, primarily due to the following decreases in yields attributable to the declining interest rate environment during 2002 and 2001:

•      The yield on average loans declined by 110 basis points, to 8.10%, primarily due to the downward repricing of the Company’s adjustable rate loans and the weighted average interest rate on loan payoffs exceeding the weighted average interest rate on loan originations.

•      The yield on average short-term securities purchased under resale agreements decreased by 177 basis points, to 1.60%.

•      The yield on average fixed rate mortgage-backed securities dropped by 58 basis points, to 5.26%, primarily due to a slightly faster acceleration in the amortization of the premiums paid on the mortgage-backed securities, which was attributable to an increase in the payoffs of the underlying mortgage loans.

•      The yield on average adjustable rate corporate debt securities declined by 258 basis points, to 3.86%, reflecting the downward repricing of these adjustable rate instruments.

Partially offsetting the decline in the yield earned on average total interest-earning assets was the change in the composition of average total interest-earning assets to higher yield loans from lower yield investment securities.

Total Interest Expense

On an overall basis, total interest expense decreased by $9.6 million, to $17.9 million, during the year ended December 31, 2002 compared to 2001, primarily due to the Company’s lowering of interest rates on its deposits and the related deposit run-off.  On a volume and rate analysis basis, the decrease in interest expense was due to a decline in the rate paid on average interest-bearing liabilities, which decreased interest expense by $7.1 million, as well as to a reduction in the balance of these liabilities, which reduced interest expense by $2.5 million.

Average total interest-bearing liabilities declined by $14.8 million, to $504.1 million, during 2002 compared to 2001, and was primarily due to a decrease of $54.7 million in average deposits, partially offset by an increase of $39.9 million in average borrowings.   The changes in average deposits and average borrowings resulted in a change in the composition of average total interest-bearing liabilities to higher rate borrowings from lower rate deposits.  The percentage of average borrowings to average total interest-bearing liabilities increased to 23.6% during the year ended December 31, 2002 from 15.3% during 2001.

The decline in average deposits of $54.7 million, to $385.2 million, during the year ended December 31, 2002 compared to 2001, was principally due to reductions of $46.7 million and $8.9 million in average certificates of deposit and average savings accounts, respectively.  These decreases were primarily attributable to the Company’s lowering of interest rates on all of its deposit products in response to the lower interest rate environment resulting from the cumulative 525 basis point reduction in the federal funds target rate by the Federal Reserve during 2002 and 2001.

The changes in the average balances of the Company’s deposit products resulted in a shift in the composition of average deposits to lower rate checking and savings accounts from higher rate certificates of deposit. This reflected the Company’s current strategy and efforts to help reduce the overall cost of its deposits. The percentage of average checking and savings accounts to average deposits rose to 38.5% during the year ended December 31, 2002, from 35.5% during 2001.

The growth in average borrowings of $39.9 million, to $119.1 million, during 2002 compared to 2001, was principally due to an increase of $71.7 million in average FHLB advances.  This was comprised of $62.4 million of average long-term advances and $9.3 million of average short-term advances.  The Company started using long-term, fixed rate FHLB advances in November of 2001 and started using short-term, variable rate advances in April of 2002.  The increase in FHLB advances was partially offset by decreases of $12.7 million and $4.0 million in short-term average State of California borrowings and average securities sold under repurchase agreements, respectively, as well as a decrease of $15.1 million in average term borrowings.  The short-term borrowings matured at various times during 2001 and were paid off by the Company primarily using the proceeds from the calls and sales of the callable bonds.  The average term borrowings declined due to maturities of $10.0 million, $20.0 million, and $10.0 million in April, September, and October of 2002.

The changes in the average balances of the Company’s borrowing facilities resulted in a shift in the composition of average borrowings to lower rate FHLB advances from higher rate non-FHLB borrowings.  This reflected the Company’s strategy in using the FHLB’s low cost credit facility primarily for fixed rate advances with 12-36 month terms to insulate the Company from potentially higher interest rates in 2003, 2004, and 2005.  The percentage of average FHLB advances to average borrowings rose to 64.6% during 2002 from 6.64% in 2001.

The rate on average total interest-bearing liabilities decreased by 176 basis points, to 3.55%, during the year ended December 31, 2002 compared to 2001, and was principally due to the reduction of 250 basis points, to 3.22%, in the rate on average deposits, as well as the reduction of 208 basis points, to 4.60%, in the rate on average borrowings.  Partially offsetting these factors was the change in the composition of average total interest-bearing liabilities to higher rate borrowings, with a weighted average rate of 4.60%, from lower rate deposits, with a weighted average rate of 3.22%.

The 250 basis point decline in the rate on average deposits reflected the Company’s lowering of interest rates on its deposit products, which resulted in reductions of 123 basis points, 149 basis points, and 194 basis points in the rates on average checking accounts, average savings accounts, and average certificates of deposit, respectively.  Contributing to the decrease in the rate on average deposits was the previously mentioned change in the composition of average deposits to lower rate checking and savings accounts from higher rate certificates of deposit.

The 208 basis point decrease in the rate on average borrowings was primarily due to the previously mentioned change in the composition of average borrowings resulting from (i) the payoffs and maturities during 2001 of short-term securities sold under repurchase agreements and State of California borrowings, bearing higher average rates of 5.38% and 4.80%, respectively, for the year ended December 31, 2001, and (ii) the addition of FHLB advances, bearing a lower weighted average rate of 2.85%, for the year ended December 31, 2002.  The 2.85% was comprised of 2.99% for long-term FHLB advances and 1.85% for short-term FHLB advances.

Provision for Loan Losses

During 2002, the Company decreased its provision for loan losses by $189,000, to $471,000, compared to 2001.  The Company uses the provision for loan losses to establish the allowance for loan losses based on management’s evaluation of the risk inherent in the loan portfolio.  See “Financial Condition - Allowance for Loan Losses” and Item 1. “Business - Allowance for Loan Losses.”

Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that any actual losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. The calculation of the adequacy of the allowance for loan losses is based on a variety of factors, including adequacy of collateral, which includes an evaluation of loan balance to collateral value, loan debt service coverage ratio and secondary collateral, if applicable.  In addition, management evaluates the following factors: current delinquency trends, historical Company loan loss experience, regional real estate economic conditions and overall economic trends impacting the Company’s real estate lending portfolio.

Non-interest Income

The following table reflects the major components of non-interest income for the periods indicated and the dollar and percentage changes between the periods (dollars in thousands):

				Increase (Decrease)
	Years Ended December 31,			2002 vs. 2001		2001 vs. 2000
	2002	2001	2000	$	%	$	%
Loan prepayment and late fee income	$822	$345	$346	$477	138.3%	$(1)	(0.3)%
Gain on sale of SBA 7(a) loans	221	395	112	(174)	44.1)%	283	252.7%
Gain on sale of SBA 504 loans and broker fee income:
Gain on sale of SBA 504 loans	203	244	—	(41)	(16.8)%	244	100.0%
Broker fee income	998	259	—	739	285.3%	259	100.0%
Total	1,201	503	—	698	138.8%	503	100.0%
Gain (loss) on sale of investment securities	(763)	95	(2)	(858)	(903.2)%	97	(4850.0% )
Gain on sale of income property loans	—	—	561	—	—	(561)	(100.0% )
Gain on sale of other real estate owned	—	—	115	—	—	(115)	(100.0% )
Other income	1,007	1,193	581	(186)	(15.6)%	612	105.3%
Total non-interest income	$2,488	$2,531	$1,713	$(43)	(1.7)%	$818	47.8%

Non-interest income for the year ended December 31, 2002 declined by $43,000, to $2.5 million, compared to 2001.  This was primarily due to an $858,000 reduction in gain on sale of investment securities, as well as decreases of $186,000 and $174,000 in other income and gain on sale of SBA 7(a) loans, respectively.   These factors were partially offset by increases of $739,000 and $477,000 in broker fee income and loan prepayment and late fee income, respectively.

The $858,000 reduction in gain on sale of investment securities was due to a $763,000 write-down to market value on one of the Company’s corporate debt securities in order to reflect an other than temporary decline in the market value of that security.  The write-down was based on a variety of factors, including a rating agency downgrade of the security’s debt rating.  In January of 2003, the Company sold this corporate debt security for a gain of $20,000.

The $186,000 decrease in other income was primarily due a reduction of $186,000 in interest income that the Company recorded in connection with a favorable IRS ruling that the Company received on an income tax refund claim.   The Company accrued $300,000 of such interest during the fourth quarter of 2001 and recorded $114,000 during the first quarter of 2002.   Contributing to the reduction in other income was a decline in loan origination fees attributable to the 21% drop in loan originations from $129.2 million in 2001 to $102.3 million in 2002.   Partially offsetting these factors was $153,000 of dividend income that the Company recorded on its investment in FHLB stock during 2002.

The $174,000 decrease in gain on sale of SBA 7(a) loans was due to reduced loan sales by the Company in 2002.  The Company bases its SBA 7(a) loan sales on the level of SBA 7(a) loan originations, the premiums available in the secondary market for the sale of such loans, and general liquidity considerations of the Company.

The $739,000 increase in broker fee income was attributable to the growth in brokered SBA 504 loans.

The $477,000 rise in loan prepayment and late fee income reflected higher prepayment fees attributable to a lower interest rate environment and a resulting greater amount of loan payoffs.   Such payoffs grew by 83.7%, to $107.2 million during 2002 compared to 2001.

Non-interest Expense

The following table reflects the major components of non-interest expense for the periods indicated and the dollar and percentage changes between the periods (dollars in thousands):

				Increase (Decrease)
	Years Ended December 31,			2002 vs. 2001		2001 vs. 2000
	2002	2001	2000	$	%	$	%
Salaries and employee benefits	$8,787	$7,152	$6,407	$1,635	22.9%	$745	11.6%
Net occupancy expense	1,796	1,665	1,422	131%		243	17.1%
Communication and data processing	1,020	1,057	880	(37)	(3.5)%	177	20.1%
Legal, audit, and other professional fees	525	986	563	(461)	(46.8)%	423	75.1%
Travel and entertainment	491	457	352	34	7.4%	105	29.8%
Credit and collection expenses	26	—	(134)	26	100.0%	134	100.0%
OREO expense	—	—	(10)	—	—	10	100.0%
Other expenses	594	544	566	50	9.2%	(22)	(3.9)%
Total non-interest expense	$13,239	$11,861	$10,046	$1,378	11.6%	$1,815	18.1%

Non-interest expense for the year ended December 31, 2002 grew by $1.4 million, to $13.2 million, compared to 2001.  This was primarily due to increases of $1.7 million and $131,000 in salaries and employee benefits and net occupancy expenses, respectively, partially offset by a reduction of $461,000 in legal, audit, and other professional fees.

The $1.7 million increase in salaries and employee benefits was primarily due to the following factors:

•      Marketing commissions increased due to the growth in brokered SBA 504 loans.

•      Personnel bonuses, which are partially tied to the Company’s return on equity performance, increased due to the higher level of return on equity achieved during 2002 compared to 2001.

•      In January of 2002, employee base salaries increased by approximately 4%.

•      The Company expanded the staffing level of its SBA lending program.  The average number of full-time employees increased by three for  2002 compared to 2001.

The $131,000 increase in net occupancy expenses was primarily due to a cost of approximately $110,000 related to a defalcation at one of the Company’s branches.

The $461,000 reduction in legal, audit, and other professional fees was primarily due to (i) a $350,000 accrual taken during the fourth quarter of 2001 for estimated expenses relating to obtaining a favorable ruling on an IRS income tax refund claim, and settling a legal claim brought against the Bank, and (ii) the $175,000 reversal in the first quarter of 2002 of a portion of such expenses.

2001 COMPARED WITH 2000

Earnings Performance Summary

Net income was $5.4 million (or $2.03 per common share on a diluted basis) for the year ended December 31, 2001, compared to $5.3 million (or $2.01 per common share on a diluted basis) for the year ended December 31, 2000.  Pre-tax income was $9.1 million compared to $9.0 million for the years ended December 31, 2001 and 2000, respectively.  The following describes the changes in the major components of pre-tax income:

•      Net interest income increased by $1.1 million, to $19.1 million, primarily due to a decrease in interest expense, which was attributable to the Company’s lowering of interest rates on its deposits, related deposit run-off, the reduction of interest rates on the Company’s borrowing facilities, and the pay-down of short-term borrowings.  Partially offsetting the decrease in interest expense was a decline in interest income, which was primarily due to the $229.2 million liquidation of the entire portfolio of the Company’s fixed rate U.S. government sponsored agency callable bonds (the “callable bonds”).  The liquidation occurred principally through issuer calls of $219.2 million, as well as Company sales of $10.0 million.  The decrease in interest rates on the Company’s deposits and borrowings and the calls of the Company’s fixed rate callable bonds, resulted from a lower interest rate environment due to the Federal Reserve’s 475 basis point reduction in the federal funds target rate during 2001.

•      Provision for loan losses increased by $56,000, to $660,00, reflecting management’s evaluation of the allowance for loan losses and the risk inherent in the Company’s loan portfolio.  During 2001, the allowance for loan losses increased by $706,000, to $7.9 million, which reflected the $660,000 provision and net recoveries of $46,000.  During 2000, the allowance for loan losses increased by $790,000, to $7.2 million, which reflected a $604,000 provision and net recoveries of $186,000.

•      Non-interest income increased by $818,000, to $2.5 million, primarily due to $503,000 in gain on sale of SBA 504 loans and broker fee income, which were new programs for the Company in 2001, and a $283,000 increase in the gain on sale of SBA 7(a) loans.  Also contributing to the increase in non-interest income was $300,000 of interest income that the Company recorded in connection with a favorable IRS ruling received during the fourth quarter of 2001 on its income tax refund claim of approximately $800,000.  Partially offsetting these factors were gains in 2000 of $561,000 and $115,000 on the sale of an income property loan and an OREO, respectively, which were not repeated in 2001.

•      Non-interest expense increased by $1.8 million, to $11.9 million, primarily due to increases of $745,000, $423,000, and $243,000 in salaries and employee benefits; legal, audit, and other professional fees; and net occupancy expenses, respectively.  The increase in salaries and employee benefits was primarily attributable to (i) the impact of a full year of expenses for nine full-time employees hired during the last seven months of 2000 in order to establish and expand the Company’s SBA lending program in San Diego, and (ii) the hiring of eight full-time employees during 2001 in order to further expand the Company’s SBA lending program.  The increase in legal, audit, and other professional fees was primarily due to $350,000 of expenses recorded in connection with obtaining the above mentioned favorable ruling on the Company’s IRS income tax refund claim and settling a claim brought against the Bank in which the plaintiff alleged that he deposited $50,000 with the Bank in 1984 and that the principal and accrued interest were never returned.  Also contributing to the increase in legal, audit, and other professional fees was the outsourcing of the Company’s internal audit function, which replaced the Company’s in-house internal audit department.

Net Changes in Average Balances, Composition, Yields and Rates

The following table sets forth the composition of average interest-earning assets and average interest-bearing liabilities by category and by the percentage of each category to the total for the periods indicated, including the change in average balance, composition, and yield/rate between these respective periods (dollars in thousands):

	Years Ended December 31,
	2001			2000			Increase (Decrease)
		% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate
	Average Balance

Interest-Earning Assets:
Loans	$413,986	74.3%	9.20%	$387,794	60.5%	9.59%	$26,192	13.8%	(0.39)%
Securities purchased under resale agreements	13,525	2.4%	3.37%	2,058	0.3%	6.41%	11,467	2.1%	(3.04)%
Investment securities:
U.S. agency securities:
Callable bonds	74,356	13.4%	6.53%	243,199	37.9%	6.48%	(168,843)	(24.5% )	0.05%
Mortgage-backed securities	51,187	9.2%	5.84%	3,898	0.6%	7.03%	47,289	8.6%	(1.19)%
Corporate debt securities	4,117	0.7%	6.44%	4,102	0.7%	8.85%	15	0.0%	(2.41)%
Total investment securities	129,660	23.3%	6.25%	251,199	39.2%	6.53%	(121,539)	(15.9)%	(0.28)%
Total interest-earning assets	$557,171	100.0%	8.37%	$641,051	100.0%	8.38%	$(83,880)		(0.01)%

Interest-Bearing Liabilities:
Checking accounts	$14,816	2.8%	2.72%	$15,503	2.6%	4.24%	$(687)	0.2%	(1.52)%
Savings accounts	141,436	27.3%	3.43%	165,778	27.3%	5.04%	(24,342)	0.0%	(1.61)%
Certificates of deposit	283,447	54.6%	6.00%	313,825	51.8%	6.14%	(30,378)	2.8%	(0.14)%
Total deposits	439,699	84.7%	5.06%	495,106	81.7%	5.72%	(55,407)	3.0%	(0.66)%
Securities sold under repurchase agreements	4,015	0.8%	5.38%	31,153	5.1%	6.49%	(27,138)	(4.3% )	(1.11)%
State of California borrowings	12,688	2.5%	4.80%	30,170	5.0%	5.98%	(17,482)	(2.5% )	(1.18)%
FHLB advances	5,260	1.0%	3.16%	—	—	—	5,260	1.0%	3.16%
Term borrowings	40,000	7.7%	6.72%	32,404	5.4%	6.17%	7,596	2.3%	0.55%
Trust preferred securities	17,250	3.3%	9.37%	17,250	2.8%	9.37%	—	0.5%	0.00%
Total borrowings	79,213	15.3%	6.68%	110,977	18.3%	6.71%	(31,764)	(3.0% )	(0.03)%
Total interest-bearing liabilities	$518,912	100.0%	5.31%	$606,083	100.0%	5.90%	$(87,171)		(0.59)%

Excess of interest-earning assets over interest-bearing liabilities	$38,259			$34,968			$3,291
Net interest rate spread			3.06%			2.48%			0.58%
Net interest margin			3.43%			2.80%			0.63%

Net Interest Income

Net interest income grew by $1.1 million to $19.1 million, during the year ended December 31, 2001 compared to the same period in 2000, primarily due to a $1.8 million increase attributable to changes in interest rates. This was principally due to a decrease in interest expense resulting from the Company’s lowering of the interest rates on its deposits, as well as the reduction of interest rates on its borrowing facilities.  These factors were partially offset by a decrease in interest income on loans resulting from the downward repricing of the Company’s adjustable rate loans and the weighted average interest rate on loan payoffs exceeding the weighted average interest rate on loan originations.  All of these factors resulted from a lower interest rate environment attributable to the Federal Reserve’s 475 basis point reduction in the federal funds target rate, to 1.75%, during 2001.

Partially offsetting the above $1.8 million growth in net interest income attributable to changes in interest rates, was a $677,000 decrease attributable to changes in volume.  This was primarily due to a reduction in interest income resulting from the calls and sales of the Company’s callable bonds. Partially offsetting this factor was (i) an increase in interest income due to loan growth and the purchases of U.S. government sponsored agency mortgage-backed securities (the “mortgage-backed securities”), and (ii) a reduction of interest expense resulting from deposit run-off and the pay-down of short-term borrowings. The funding for the loan growth, mortgage-backed securities purchases, deposits outflows, and borrowings pay-downs was obtained principally from the proceeds of the calls and sales of callable bonds.

The net interest rate spread grew by 58 basis points, to 3.06%, during the year ended December 31, 2001, compared to the same period in 2000.  This was primarily due to a decrease of 59 basis points, to 5.31%, in the rate paid on average total interest-bearing liabilities, partially offset by a decrease of one basis point, to 8.37%, in the yield earned on average total interest-earning assets.  The decrease in the rate paid on average total interest-bearing liabilities was principally attributable to the above mentioned lowering by the Company of the interest rates on its deposits and the reduction in rates on the Company’s short-term borrowing facilities.  The decrease in the yield earned on average total interest-earning assets was primarily due to a decline in the yield on loans, partially offset by a change in the composition of average total interest-earning assets to higher yield loans from lower yield investment securities, which resulted primarily from the calls and sales of callable bonds.

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

Average total interest-earning assets declined by $83.9 million, to $557.2 million, during 2001 compared to 2000, principally due to a reduction in average callable bonds of $168.8 million, partially offset by increases of $47.3 million, $26.2 million, and $11.5 million in average mortgage-backed securities, average loans, and average securities purchased under resale agreements, respectively.  The changes in average investment securities and average loans resulted in a shift in the mix of average total interest-earning assets to higher yield loans from lower yield investment securities.  The percentage of average loans to average total interest-earning assets increased to 74.3% during the year ended December 31, 2001 from 60.5% during the same period in 2000.

The reduction in average callable bonds of $168.8 million, to $74.4 million, was due to calls and sales of $229.2 million with a weighted average yield of 6.42%, which occurred during the first nine months of 2001.  This was comprised of issuer calls of $219.2 million, with a weighted average yield of 6.46%, and sales in January of 2001 of $10.0 million, with a weighted average yield of 5.63%.  The issuer calls of these fixed rate securities were attributable to the declining interest rate environment caused by the Federal Reserve’s lowering of the federal funds target rate during 2001.

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

The yield earned on average total interest-earning assets decreased by one basis point, to 8.37%, during the year ended December 31, 2001 compared to the same period in 2000, primarily due to the following decreases in yields attributable to the declining interest rate environment during 2001:

•      The yield on average loans declined by 39 basis points, to 9.20%, primarily due to the downward repricing of the Company’s adjustable rate loans and the weighted average interest rate on loan payoffs exceeding the weighted average interest rate on loan originations.  Partially offsetting the decline in the yield on average loans was the impact of interest rate floors that exist on most of the Company’s adjustable rate loans.  Interest rate floors protect the Company in a declining interest rate environment, as affected loans do not reprice downward to their fully indexed rate when interest rates fall.  Another contributing factor was that even though the federal funds target rate dropped 475 basis points during 2001, the Company’s adjustable rate loans generally can reprice only up to a maximum of 200 basis points in a year.

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

The decline in average deposits of $55.4 million, to $439.7 million, during 2001 compared to 2000, was principally due to reductions of $30.4 million and $24.3 million in average certificates of deposit and average savings accounts, respectively.  These decreases were primarily attributable to the Company’s lowering of interest rates on all of its deposit products in anticipation of and in response to the 475 basis point reduction in the federal funds target rate by the Federal Reserve during 2001.  The Company funded the deposit run-off primarily with the proceeds from the calls and sales of the callable bonds.

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

The 66 basis point decline in the rate on average deposits reflected the Company’s lowering of interest rates on its deposit products, which resulted in reductions of 152 basis points, 161 basis points, and 14 basis points in the rates on average checking accounts, average savings accounts, and average certificates of deposit, respectively.

The three basis point decrease in the rate on average borrowings was primarily due to the reductions in the rates on the Company’s short-term borrowing facilities, which were attributable to the declining interest rate environment during 2001.  Contributing to the decrease in the rate on average borrowings was the addition during the fourth quarter of 2001 of $40.0 million long-term FHLB advances with a low weighted average rate of 3.16%.  The interest rates on average securities sold under repurchase agreements and average State of California borrowings declined by 111 basis points and 118 basis points, respectively, and were reflected in the following events:

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

Partially offsetting the decline in the rate on average borrowings was the above mentioned shift in the composition of average borrowings to higher rate trust preferred securities, as well as the increase of 55 basis points, to 6.72%, in the rate on average term borrowings.  The $40.0 million of term borrowings were obtained during the rising interest rate environment of 2000 and matured in 2002.

Provision for Loan Losses

During 2001, the Company increased its provision for loan losses by $56,000, to $660,000, compared to 2000.  The Company uses the provision for loan losses to establish the allowance for loan losses based on management’s evaluation of the risk inherent in the loan portfolio.  See “Financial Condition - Allowance for Loan Losses” and Item 1. “Business - Allowance for Loan Losses.”

Non-interest Income

Non-interest income for the year ended December 31, 2001 increased by $818,000, to $2.5 million, compared to the same period in 2000.  This was primarily due to $503,000 in gain on sale of SBA 504 loans and broker fee income, which were new programs for the Company in 2001, and a $283,000 increase in the gain on sale of SBA 7(a) loans.  Also contributing to the increase in non-interest income was $300,000 of interest income that the Company recorded in “Other Income” in connection with the previously mentioned favorable IRS ruling received on the Company’s income tax refund claim.  Partially offsetting these factors were gains in 2000 of $561,000 and $115,000 on the sale of an income property loan and an OREO, respectively, which were not repeated in 2001.

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

•      Salaries and employee benefits for 2001 reflected a full year of expenses for an income property marketing representative in Laguna Hills, California, hired in June of 2000 to handle lending in Orange County and the Inland Empire.

•      Salaries and employee benefits for 2001 reflected a full year of expenses for nine full-time employees hired during the last seven months of 2000 to establish and expand the Company’s SBA lending program in San Diego.  These employees consisted of one Senior Vice President, four Vice Presidents, and four other personnel.

•      During 2001, the Company hired eight full-time employees to further expand the Company’s SBA lending program, and they consisted of four Vice Presidents and four other personnel.

Legal, audit, and other professional fees for the year ended December 31, 2001 increased by $423,000, to $986,000, compared to the same period in 2000, primarily due to $350,000 of expenses recorded in connection with obtaining the previously mentioned favorable ruling on the Company’s IRS income tax refund claim and settling a claim brought against the Bank in which the plaintiff alleged that he deposited $50,000 with the Bank in 1984 and that the principal and accrued interest were never returned.  Also contributing to the increase in legal, audit, and other professional fees was the outsourcing of the Company’s internal audit function, which replaced the Company’s in-house internal audit department.

Net occupancy expense for the year ended December 31, 2001 increased by $243,000, to $1.7 million, compared to the same period in 2000.  This was primarily due to the inclusion in 2001 of a full year of rent and related expenses for an office opened in Laguna Hills during June of 2000 for the above mentioned income property marketing representative, as well as an office opened in San Diego during November of 2000 for the above mentioned SBA lending personnel.

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

FINANCIAL CONDITION

Balance Sheet Analysis

The following table presents condensed balance sheets as of the dates indicated and the dollar and percentage changes between the periods (dollars in thousands):

				Increase (Decrease)
	December 31,			2002 vs. 2001		2001 vs. 2000
	2002	2001	2000	$	%	$	%
Assets
Cash and cash equivalents	$11,001	$18,682	$5,336	$(7,681)	(41.1)%	$13,346	250.1%
Investment securities, at market:
U.S. agency callable bonds	—	—	227,106	—	—	(227,106)	(100.0)%
U.S. agency MBS	70,516	55,537	3,799	14,979	27.0%	51,738	1361.9%
Corporate debt securities	2,902	3,415	3,543	(513)	(15.0)%	(128)	(3.6)%
Total investment securities	73,418	58,952	234,448	14,466	24.5%	(175,496)	(74.9)%
Loans:
Total loans, net of deferred fees	456,127	461,975	400,285	(5,848)	(1.3)%	61,690	15.4%
Allowance for loan losses	(8,585)	(7,946)	(7,240)	(639)	(8.0)%	(706)	(9.8)%
Net loans	447,542	454,029	393,045	(6,487)	(1.4)%	60,984	15.5%
Unsettled mortgage-backed securities trades, at market	56,672	—	—	56,672	100.0%	—	—
Other assets	15,111	13,095	15,831	2,016	15.4%	(2,736)	(17.3)%
Total assets	$603,744	$544,758	$648,660	$58,986	10.8%	$(103,902)	(16.0% )

Liabilities
Checking accounts	$16,014	$14,912	$14,414	$1,102	7.4%	$498	3.5%
Savings accounts	128,420	136,145	148,347	(7,725)	(5.7)%	(12,202)	(8.2)%
Certificates of deposit	215,062	250,466	336,076	(35,404)	(14.1)%	(85,610)	(25.5)%
Total deposits	359,496	401,523	498,837	(42,027)	(10.5)%	(97,314)	(19.5)%
Securities sold under repurchase agreements	—	—	23,500	—	—	(23,500)	(100.0)%
State of California borrowings	—	—	28,000	—	—	(28,000)	(100.0)%
FHLB advances	120,000	40,000	—	80,000	200.0%	40,000	100.0%
Term borrowings	—	40,000	40,000	(40,000)	(100.0)%	—	—
Trust preferred securities	17,250	17,250	17,250	—	—	—	—
Total borrowings	137,250	97,250	108,750	40,000	41.1%	(11,500)	(10.6% )
Accounts payable for unsettled securities trades	56,012	—	—	56,012	100.0%	—	—
Other liabilities	5,807	8,010	7,143	(2,203)	(27.5)%	867	12.1%
Total liabilities	558,565	506,783	614,730	51,782	10.2%	(107,947)	(17.6)%

Shareholders’ Equity
Common stock, at par(1)	60	60	60	—	—	—	—
Additional paid-in capital(1)	27,471	27,750	27,760	(279)	(1.0)%	(10)	—
Retained earnings	25,628	19,140	14,542	6,488	33.9%	4,598	31.6%
Accumulated other comprehensive income (loss)	1,296	(198)	(1,532)	1,494	754.5%	1,334	87.1%
Common stock in treasury, at cost	(9,276)	(8,777)	(6,900)	(499)	(5.7)%	(1,877)	(27.2)%
Total shareholders’ equity	45,179	37,975	33,930	7,204	19.0%	4,045	11.9%
Total liabilities and shareholders’ equity	$603,744	$544,758	$648,660	$58,986	10.8%	$(103,902)	(16.0)%

(1) All years adjusted to reflect the 2-for-1 stock split distributed November 12, 2002.

December 31, 2002 vs. December 31, 2001

Total assets grew by $59.0 million, to $603.7 million, during the year ended December 31, 2002, primarily due to increases of $56.7 million and $14.5 million in unsettled mortgage-backed securities trades and investment securities,  respectively, partially offset by decreases of $7.7 million and $6.5 million in cash and cash equivalents and net loans, respectively.  See “Liquidity” for discussion of the $7.7 million decrease in cash and cash equivalents.

The $56.7 million increase in unsettled mortgage-backed securities trades reflected executed trades in December of 2002 to purchase $56 million of fixed rate, GNMA mortgage-backed securities with an estimated interest rate yield of 5%.  The trades were not funded by the Company until late January of 2003.  The securities did not earn interest for the Company until the trades were funded.

The $14.5 million increase in investment securities, to $73.4 million, was principally due to mortgage-backed securities purchases of $25.5 million in March of 2002 and $22.2 million in late July and August of 2002. Partially offsetting this increase were principal payments on mortgage-backed securities totaling $33.4 million.

The $6.5 decline in net loans, to $447.5 million, was primarily due to $107.2 million of loan payoffs and principal payments as well as $6.4 million of SBA loan sales, partially offset by $102.3 million of loan originations and $4.9 million of loan purchases.  The significant amount of loan payoffs was due to a high level of refinance activity attributable to a lower interest rate environment.

Total liabilities grew by $51.8 million, to $558.6 million, during the year ended December 31, 2002, primarily due to increases of $56.0 million and $40.0 million in accounts payable for unsettled securities trades and borrowings, respectively, partially offset by a reduction of $42.0 million in deposits.  The accounts payable for unsettled securities trades represented the liability for the unsettled mortgage-backed securities trades discussed above.

The $42.0 million decrease in deposits, to $359.5 million, was primarily due to reductions of $35.4 million and $7.7 million in certificates of deposit and savings accounts, respectively.  The overall decline in deposits was principally attributable to the Company’s lowering of deposits in response to the low interest rate environment and the 50 basis point reduction in the federal funds target rate by the Federal Reserve during 2002.  The changes in the balances of the Company’s deposit products resulted in a shift in the composition of deposits to lower rate checking and savings accounts from higher rate certificates of deposit.  This reflected the Company’s strategy and efforts to help reduce the overall cost of its deposits.  The percentage of checking and savings accounts to total deposits increased to 40.2% at December 31, 2002 from 37.6% at December 31, 2001.

The $40.0 million growth in borrowings was primarily due to an increase of $80.0 million in FHLB advances, partially offset by a $40.0 million reduction in term borrowings. During 2002, the Company used lower rate FHLB advances, both short-term and long-term, principally to (i) replace maturing, higher rate certificates of deposit, (ii) payoff $40.0 million in maturing, higher rate, 6.63% term borrowings, and (iii) purchase higher rate mortgage-backed securities.  In order to take advantage of the low interest rate environment and insulate the Company from potentially higher interest rates in 2003, 2004, and 2005, the Company converted all of its short-term FHLB advances to long-term FHLB advances during 2002, ultimately adding $80.0 million with a weighted average interest rate of 2.81% and maturities ranging from 1.5 years to 3.0 years.

The changes in the balances of the Company’s borrowing facilities resulted in a change in the composition of borrowings to lower rate FHLB advances from higher rate term borrowings and trust preferred securities, as well as a reduction in the Company’s overall cost of borrowings. The percentage of FHLB advances to total borrowings increased to 87.4% at December 31, 2002 from 41.1% at December 31, 2001.

Shareholders’ equity increased by $7.2 million, to $45.2 million, during the year ended December 31, 2002.  Changes in shareholders’ equity were due to the following factors:

•	The Company recorded $7.4 million of net income during 2002.

•	The Company declared and paid cash dividends of $874,000 during 2002.

•

The $198,000 accumulated other comprehensive loss at December 31, 2001, decreased by $1.5 million, to a $1.3 million accumulated other comprehensive income position at December 31, 2002, primarily due to (i) unrealized gains on the Company’s investment securities portfolio, (ii) a $763,000 write-down to market value on one of the Company’s corporate debt securities available for sale, and (iii) unrealized gains on the Company’s unsettled mortgage-backed securities trades.

•

Common stock in treasury increased by $499,000, to $9.3 million, during 2002, principally due to the $1.4 million purchase of 98,800 shares of the Company’s common stock on a post-split basis under its stock repurchase plan.  This increase in treasury stock was partially offset by the issuance of 112,144 shares of common stock in treasury on a post-split basis, at an aggregate cost of $888,000, under the Company’s employee stock purchase plan, non-employee directors stock purchase plan, and employee stock option plan.

December 31, 2001 vs. December 31, 2000

Total assets declined by $103.9 million, to $544.8 million, during the year ended December 31, 2001, primarily due to a $175.5 million decrease in investment securities, partially offset by increases of $61.0 million and $13.3 million in net loans and cash and cash equivalents, respectively.  See “Liquidity” for discussion of the $13.3 million increase in cash and cash equivalents.

The $175.5 million decrease in investment securities, to $59.0 million, was principally due to the $229.2 million liquidation of the Company’s callable bonds, which consisted of issuer calls of $219.2 million and Company sales of $10.0 million.  Partially offsetting the reduction in callable bonds was an increase of $51.4 million in mortgage-backed securities, to $55.2 million, which was primarily due to $108.0 million of purchases, partially offset by sales of $42.3 million.

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

The $97.3 million decrease in deposits, to $401.5 million, was primarily due to reductions of $85.6 million and $12.2 million in certificates of deposit and savings accounts, respectively.  The overall decline in deposits was principally attributable to the Company’s lowering of its deposits rates in anticipation of and in response to the 475 basis point reduction in the federal funds target rate by the Federal Reserve during 2001.  The reduction in deposits was funded primarily with the proceeds from the calls and sales of callable bonds.

The changes in the balances of the Company’s deposit products resulted in a shift in the composition of deposits to lower rate checking and savings accounts from higher rate certificates of deposit.  This reflected the Company’s strategy and efforts to help reduce the overall cost of its deposits.  The percentage of checking and savings accounts to total deposits increased to 37.6% at December 31, 2001 from 32.6% at December 31, 2000.

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

Shareholders’ equity increased by $4.0 million, to $38.0 million, during the year ended December 31, 2001.  Changes in shareholders’ equity were due to the following:

•	The Company recorded $5.4 million of net income during 2001.
•	The Company declared and paid quarterly cash dividends of $787,000 during 2001.
•

The $1.5 million accumulated other comprehensive loss at December 31, 2000, decreased by $1.3 million, to $198,000 at December 31, 2001, primarily due to the calls and sales of callable bonds available for sale, as well as to an increase in market value of the Company’s investment securities available for sale.

•

Common stock in treasury increased by $1.9 million, to $8.8 million, during 2001, principally due to the $2.0 million purchase of 209,000 shares of the Company’s common stock on a post-split basis under its stock repurchase plan.  This increase in treasury stock was partially offset by the issuance of 18,458 shares of common stock in treasury on a post-split basis, at an aggregate cost of $136,000, under the Company’s employee stock purchase plan, non-employee directors stock purchase plan, and employee stock option plan.

Allowance for Loan Losses

The allowance for loan losses increased by $639,000, to $8.6 million, during the year ended December 31, 2002, due to $471,000 recorded in provision for loan losses and net recoveries of $168,000.  The allowance for loan losses as a percentage of loans was 1.88% at December 31, 2002, as compared to 1.72% at December 31, 2001.

The Company’s management considered the following recent loan loss and credit experience in evaluating the allowance for loan losses at December 31, 2002:

•

During the years ended December 31, 2002, 2001, and 2000, recoveries exceeded charge-offs by $168,000, $46,000, and $186,000, respectively, for a total of $400,000.  See Item 1. “Business-Allowance for Loan Losses” for a table presenting yearly activity in the allowance for loan losses for the five-year period ended December 31, 2002.

•

There were no non-accrual loans and other real estate owned at December 31, 2002, and at nine of the last twelve quarter-end periods as of December 31, 2002.  See Item 1. “Business-Asset Quality Review” for a table presenting non-accrual loans and other real estate owned as of year-end for the five-year period ended December 31, 2002.

•

Most of the Company’s adjustable rate borrowers experienced some decline in the interest payments on their loans due to the cumulative 525 basis point reduction in the federal funds target rate during 2002 and 2001, which strengthened their debt service capabilities.  However, many of these borrowers did not realize the full impact of the interest rate reduction on their loan payments due to interest rate floors that exist on a significant number of the Company’s adjustable rate loans.  As of December 31, 2002 and 2001, 85.4% and 84.2% of the Company’s loan portfolio consisted of adjustable rate loans, respectively.

In addition to recent loan loss and credit experience, management considers historical loan loss experience as well as changes within the loan portfolio in evaluating the adequacy of the allowance for loan losses.   Changes in the loan portfolio include (i) the growth in SBA lending, (ii) changes in geographic concentration, (iii) changes in the collateral mix of the loan portfolio, and (iv) the debt service ability of borrowers.  In addition, management attempts to factor in the changes that relate to the economy in specific cities or locations. Most of these factors (geographic concentration, collateral concentration, debt service coverage of borrowers, and current vacancy rates) are favorable to the Company’s current loan portfolio compared to the loan portfolio during prior economic periods.  Management believes that the ability to predict the direction of the current U.S. economy is difficult given the continued risk of possible terrorism, the continued negative impact of declines in corporate earnings and the stock market and the loss of consumer confidence.  Management feels that the economy may only experience slow to modest growth during 2003.  In considering all of the above factors, management believes that the allowance for loan losses as of December 31, 2002 is adequate.

Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts, thereby adversely affecting future results of operations.

LIQUIDITY

The Company’s primary sources of funds are deposits, borrowings, and payments of principal and interest on loans and investment securities. While maturities and scheduled principal amortization on loans are a reasonably predictable source of funds, deposit flows and mortgage loan prepayments are greatly influenced by the level of interest rates, economic conditions, and competition.   As a measure of protection against these uncertainties, the Company maintains borrowing relationships with several investment banking firms, whereby the Company is able to borrow funds that are secured by pledging U.S. government sponsored agency securities.  The Company is generally able to borrow up to 98% of the market value of these securities.  As of December 31, 2002, the market values of U.S. government sponsored agency securities that were available for collateral purposes totaled $70.5 million.

The Bank also has a fixed rate borrowing facility with the State of California Treasurer’s Office under which the Bank can borrow an amount not to exceed its unconsolidated total shareholder’s equity.  Borrowing maturity dates under this program cannot exceed one year.  The State of California requires collateral with a value of at least 110% of the outstanding borrowing amount.  The Bank pledges U.S. government sponsored agency securities to meet the collateral requirement under this borrowing facility.  As of December 31, 2002, the Bank’s unconsolidated total shareholder’s equity was $57.8 million and the Bank had no outstanding State of California borrowings.

During the second quarter of 2001, the Bank became a member of the FHLB, which serves as a source of both fixed rate and adjustable rate borrowings, with maturities ranging from one day to 30 years.  Under the FHLB’s credit facility, the Bank is able to borrow an FHLB-approved percentage of the Bank’s unconsolidated total assets.  All FHLB advances must be secured by eligible collateral, subject to FHLB guidelines and limitations.  Such collateral may consist of either non-residential real estate loans, multi-family residential loans, U.S. government sponsored agency mortgage-backed securities, or a combination thereof.  For pledged non-residential real estate loans, the FHLB will lend up to 55% on an individual loan basis and up to 20% of the Bank’s unconsolidated total assets on an aggregate basis.  For multi-family residential loans, the FHLB will lend up to 80% on an individual basis. For mortgage-backed securities, the FHLB will lend up to 97% of the market value.

As of December 31, 2002, the Bank’s FHLB credit line totaled $193.0 million, based on an FHLB-approved borrowing limit of 35% of the Bank’s unconsolidated total assets.  Advances are limited to the amount of eligible collateral pledged by the Bank, which totaled $129.5 million, and consisted of non-residential real estate loans and multi-family residential loans.  As noted above, the pledged amount of non-residential real estate loans is limited to 20% of assets.  However, as mentioned previously, the Bank had $70.5 million of mortgage-backed securities available for collateral purposes. The Bank had $120.0 million of outstanding advances at December 31, 2002.

The Company’s primary lending and investment activities have generally been the origination of income property and SBA business loans, the purchase of investment securities, and, to a lesser extent, the purchase of short-term securities purchased under resale agreements. The purchases of investment securities and short-term securities purchased under resale agreements provide a source of long and short-term liquidity.

The Company’s most liquid assets are cash and securities purchased under resale agreements. The levels of these assets depend on the Company’s operating, investing, and financing activities during any given period.  Liquidity for the Company is monitored daily and evaluated monthly. Excess funds are invested in short-term securities purchased under resale agreements.

During the year ended December 31, 2002, the Company’s cash and cash equivalents decreased by $7.7 million to $11.0 million.   This decrease was the result of the uses of cash in financing, operating, and investing activities in the amounts of $3.7 million, $3.0 million, and $1.0 million, respectively.  The $3.7 million use of cash in financing activities was primarily for the funding of $42.0 million in deposit run-off and payment of $40.0 million in maturing term borrowings.  This financing activity was partially offset by the proceeds of $80.0 million from long-term FHLB advances.  The $1.0 million use of cash in investing activities was principally for the funding of $84.7 million in originations of loans held for investment, as well as $47.7 million, $4.9 million, and $4.2 million in purchases of mortgage-backed securities, loans held for investment, and FHLB stock, respectively.  This investing activity was partially offset by $107.2 million and $33.4 million in principal payments received on loans and mortgage-backed securities, respectively.

During the year ended December 31, 2001, the Company’s cash and cash equivalents increased by $13.3 million to $18.7 million.  This increase was the result of the addition of $116.7 million and $8.1 million in cash from investing and operating activities, respectively, partially offset by the use of $111.5 million in cash for financing activities. The $116.7 million source of cash from investing activities was principally due to $271.6 million in proceeds from the calls and sales of callable bonds and mortgage-backed securities, as well as $58.4 million from principal payments received on loans.  This investing activity was partially offset by uses of cash for $113.8 million in originations of loans held for investment and $108.0 million in mortgage-backed securities purchases.  The $111.5 million use of cash in financing activities was primarily for the funding of deposit run-off of $97.3 million, as well as the payment of $23.5 million and $28.0 million in short-term securities sold under repurchase agreements and State of California borrowings, respectively.  This financing activity was partially offset by proceeds from the $40.0 million of long-term FHLB advances obtained during the fourth quarter of 2001.

DIVIDENDS

As a Delaware corporation, Pacific Crest may pay common dividends out of surplus or, if there is no surplus, from net profits for the current and preceding fiscal year. Pacific Crest, on an unconsolidated basis, had approximately $3.6 million in cash and investments less current liabilities and short-term debt at December 31, 2002. However, these funds are necessary to pay future operating expenses of Pacific Crest, service all outstanding debt, including the $17.25 million junior subordinated debentures payable to PCC Capital, and fund possible future capital infusions into the Bank. Without dividends from the Bank, Pacific Crest must rely solely on existing cash, investments and the ability to secure borrowings.

The Bank’s ability to pay dividends to Pacific Crest is restricted by California State law, which requires that sufficient retained earnings be available to pay the dividend. At December 31, 2002, the Bank had retained earnings of $26.7 million available for future dividend payments.

On March 14, 2003, the Bank paid a cash dividend of $800,000 to Pacific Crest for the first quarter of 2003. During 2002, the Bank declared and paid aggregate cash dividends of $3.2 million to Pacific Crest.  During 2001, the Bank declared and paid aggregate cash dividends of $3.0 million to Pacific Crest.

On January 28, 2003, the Company announced that the Board of Directors had declared a cash dividend of $0.05 per common share on a post-split basis for the first quarter of 2003.  The dividend was paid on March 14, 2003, to shareholders of record at the close of business on February 28, 2003.   During 2002, the Company declared and paid aggregate cash dividends of $0.18 per common share on a post-split basis for a total of $874,000.   During 2001, the Company declared and paid aggregate cash dividends of $0.16 per common share on a post-split basis for a total of $787,000.

CAPITAL RESOURCES

The Company’s objective is to maintain a level of capital that will support sustained asset growth, provide for anticipated credit risks, and ensure that regulatory guidelines and industry standards are met.

Pacific Crest and the Bank are subject to certain leverage and risk-based capital guidelines adopted by the Federal Reserve and the FDIC. Risk-based capital consists of a core capital component (Tier 1), essentially total shareholders’ equity excluding accumulated other comprehensive income (loss), and a supplemental component (Tier 2), which includes the allowance for loan losses up to 1.25% of risk-weighted assets, and a system for assigning assets and off-balance sheet items to one of four risk-weighted categories. These capital standards require a minimum Tier 1 risk-based capital ratio of 4.00% and total risk-based capital ratio (Tier 1 plus Tier 2) of 8.00%.

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

At December 31, 2002 and 2001, Pacific Crest and the Bank were classified as “well capitalized” and were in compliance with all such requirements. The following tables sets forth the regulatory capital ratios for Pacific Crest and the Bank as of the dates indicated:

	Leverage Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio

Actual
December 31, 2002
Pacific Crest Capital, Inc.	10.33%	13.31%	15.17%
Pacific Crest Bank	10.05%	12.91%	14.17%

December 31, 2001
Pacific Crest Capital, Inc.	9.49%	11.11%	13.36%
Pacific Crest Bank	9.61%	11.22%	12.47%

Requirements
Minimum Well Capitalized	5.00%	6.00%	10.00%
Minimum Capital Adequacy	4.00%	4.00%	8.00%

ITEM 7A.       Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk is interest rate risk. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time to maximize income. Management realizes certain risks are inherent and that the goal is to identify and minimize the risks.  The Company’s exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee. Tools used by management include an interest rate shock analysis and to a lesser extent, the standard GAP report, which measures the estimated difference between the amount of interest-sensitive assets and interest-sensitive liabilities anticipated to mature or reprice during future periods, based on certain assumptions.  The Company has no market risk sensitive instruments held for trading purposes and is not currently engaged in transactions involving derivative financial instruments.  Management believes that the Company’s market risk is reasonable at this time.

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

The Company primarily uses an interest rate shock analysis to evaluate and manage interest rate risk and measure the impact of fluctuations in interest rates on the Company’s net interest income.  This analysis is generated from an asset/liability system that reprices loans and deposits utilizing hypothetical market interest rates on the date of repricing.

Another method of assessing the potential risk associated with changes in interest rates used to a lesser extent by the Company is to examine the extent to which assets and liabilities are “interest rate sensitive” by monitoring the institution’s interest rate sensitivity “GAP.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity GAP is defined as the difference between the amount of interest-earning assets anticipated to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated to mature or reprice within that same time period, based upon certain assumptions.  A GAP is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A GAP is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative GAP would generally tend to adversely affect net interest income, while a positive GAP would generally tend to result in an increase in net interest income. During a period of declining interest rates, a negative GAP would generally tend to result in increased net interest income, while a positive GAP would generally tend to adversely affect net interest income.

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

Certain shortcomings are inherent in the method of using GAP analysis to evaluate interest rate risk as presented in the following tables. For example, GAP analysis assumes that when interest rates change, all rates change by the same amount and at the same time. Although certain assets and liabilities may be available for repricing at the same time, assets and liabilities often react independently to market interest rate changes, resulting in variable degrees of change dependent on the type of asset or liability. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, some adjustable rate loans have features, which restrict changes in interest rates on a short-term basis and over the life of the asset. Loan prepayments and early withdrawal of certificates of deposit could also cause the interest sensitivities to vary from those reflected in the table. Due to these factors, the GAP analysis may not provide a complete or accurate assessment of the Company’s exposure to changes in interest rates.

In order to manage interest rate risk, the Company endeavors to underwrite most of its loans on an adjustable rate or short-term fixed rate basis.  The Company’s adjustable rate loans reprice on either a quarterly, semi-annual or annual basis.  A portion of these adjustable rate loans were initially fixed rate for a period of one to five years, but thereafter will reprice on either a quarterly, semi-annual, or annual basis. The table below presents the Company’s adjustable rate loans by index as well as fixed rate loans as of the dates indicated (dollars in thousands):

	December 31, 2002		December 31, 2001
	Amount	Percent of Total	Amount	Percent of Total

Adjustable Rate:
6-month LIBOR	$202,179	44.34%	$161,996	35.07%
Prime rate	178,176	39.08%	209,998	45.46%
1-year and 10-year U.S. Treasury Bill rates	6,316	1.39%	9,869	2.14%
11th District Cost of Funds index	2,632	0.58%	7,238	1.57%
Total adjustable rate	389,303	85.39%	389,101	84.22%

Fixed Rate	66,627	14.61%	72,878	15.78%

Total gross loans	$455,930	100.00%	$461,979	100.00%

The following table is a summary of the Company’s one-year GAP as of the dates indicated (in thousands):

	December 31, 2002	December 31, 2001	Increase (Decrease)

Total interest-sensitive assets maturing or repricing within one year (“one-year assets”)	$344,438	$329,491	$14,947

Total interest-sensitive liabilities maturing or repricing within one year (“one-year liaiblities”)	312,995	408,971	(95,976)

One-year GAP	$31,443	$(79,480)	$110,923

The one-year GAP increased by $110.9 million during the year ended December 31, 2002, due to an increase in one-year assets of $14.9 million and a decrease in one-year liabilities of $96.0 million.

The growth in one-year assets was primarily due to a $23.8 million increase in the one-year loan category, partially offset by a $8.4 million decline in securities purchased under resale agreements.  The increase in one-year loans was principally due to loans that moved into the one-year category from longer term categories because they were initially fixed rate for a period of one to five years and have now converted to the adjustable rate period of their terms.   Additionally, the Company’s loan originations during the year ended December 31, 2002 primarily consisted of adjustable rate loans.  The $8.4 million decline in short-term securities purchased under resale agreements, a cash equivalent, is discussed under “Liquidity” as part of the decrease in cash and cash equivalents for 2002.

The reduction in one-year liabilities was primarily due to decreases of $69.4 million, $40.0 million, and $7.7 million in one-year certificates of deposit, term borrowings, and savings accounts, respectively, partially offset by an increase of $20.0 million in long-term, fixed rate FHLB advances that moved into the one-year category.

The Company has assumed, for purposes of the GAP table below, that its checking and savings accounts reprice immediately.

While the Company’s one-year GAP at December 31, 2002 indicates that interest-sensitive assets exceed interest-sensitive liabilities, GAP analysis is an imprecise measure of the impact of rising or falling interest rates because variable rate assets and liabilities are tied to different interest rate indices and/or are affected by different market forces.  Additionally, the Company has certain variable rate loans included in the under one-year asset categories which are at their contractual interest rate floors, and therefore will not immediately adjust after an interest rate increase.  The Company is attempting to mitigate the effect on net interest income of this loan floor issue by extending the maturities of its interest-sensitive liabilities beyond one year wherever practical.  Such efforts primarily involve the replacement of maturing certificates of deposit and term borrowings with fixed rate FHLB advances and certificates of deposit, which generally have terms of 12 to 36 months.

For information on the estimated fair values of the Company’s interest-sensitive assets and liabilities as of December 31, 2002 and 2001, see Note 24, “Estimated Fair Value of Financial Instruments”.

The GAP tables below provide information about the Company’s balance sheet non-derivative financial instruments at December 31, 2002 and 2001 that are sensitive to changes in interest rates. For all outstanding financial instruments, the tables presents the outstanding principal balance and the weighted average interest yield/rate of the instruments by either the date the instrument can be repriced for variable rate financial instruments, or the maturity date, for fixed rate financial instruments (dollars in thousands):

	Maturity or Repricing Date
	Within 6 Months	Over 6 to 12 Months	Over 12 to 18 Months	Over 18 to 24 Months	Over 24 Months	Total

December 31, 2002

Interest-Sensitive Assets:
Securities purchased under resale agreements	$7,802	$—	$—	$—	$—	$7,802
average yield (variable rate)	1.10%	—	—	—	—	1.10%

U.S. government sponsored agency mortgage-backed securities	—	—	—	—	70,516	70,516
average yield (fixed rate)	—	—	—	—	4.34%	4.34%

Corporate debt securities	2,902	—	—	—		2,902
average yield (variable rate)	4.07%	—	—	—	—	4.07%

Loans, gross(1)	286,475	47,259	31,077	22,671	68,448	455,930
average yield	7.37%	7.73%	8.24%	8.24%	8.26%	7.64%
Total interest-sensitive assets	$297,179	$47,259	$31,077	$22,671	$138,964	$537,150

Interest-Sensitive Liabilities:
Checking accounts	$16,014	$—	$—	$—	$—	$16,014
average rates (variable rate)	1.22%	—	—	—	—	1.22%

Savings accounts	128,420	—	—	—	—	128,420
average rates (variable rate)	2.04%	—	—	—	—	2.04%

Certificates of deposit	77,700	70,861	32,142	27,395	6,964	215,062
average rates (fixed rate)	2.72%	2.81%	3.82%	4.75%	4.76%	3.24%

FHLB advances	—	20,000	40,000	10,000	50,000	120,000
average rates (fixed rate)	—	3.01%	2.80%	2.68%	3.05%	2.93%

Trust preferred securities	—	—	—	—	17,250	17,250
average rates (fixed rate)	—	—	—	—	9.38%	9.38%
Total interest-sensitive liabilities	$222,134	$90,861	$72,142	$37,395	$74,214	$496,746

GAP	$75,045	$(43,602)	$(41,065)	$(14,724)	$64,750	$40,404
Cumulative GAP	75,045	31,443	(9,622)	(24,346)	40,404

(1)   The majority of the adjustable rate loans included in the “Within 6 Months” and “Over 6 to 12 Months” categories were at their contractual interest rate floors at December 31, 2002 and thus would not reprice downward.  The adjustable rate loans at contractual interest rate floors that are above the fully indexed loan interest rate will not reprice upward until the fully indexed interest rate exceeds the contractual interest rate floor.  The Company is endeavoring to minimize this “lag effect” in loan repricing by borrowing at fixed interest rates for terms of 12 to 36 months wherever practical.

	Maturity or Repricing Date
December 31, 2001	Within 6 Months	Over 6 to 12 Months	Over 12 to 18 Months	Over 18 to 24 Months	Over 24 Months	Total

Interest-Sensitive Assets:
Securities purchased under resale agreements	$16,174	$—	$—	$—	$—	$16,174
average yield (variable rate)	1.65%	—	—	—	—	1.65%

U.S. government sponsored agency mortgage-backed securities	—	—	—	—	55,537	55,537
average yield (fixed rate)	—	—	—	—	5.31%	5.31%

Corporate debt securities	3,415	—	—	—		3,415
average yield (variable rate)	4.21%	—	—	—	—	4.21%

Loans, gross (1)	214,114	95,788	21,717	15,195	115,165	461,979
average yield	8.62%	8.25%	8.97%	8.80%	8.36%	8.50%
Total interest-sensitive assets	$233,703	$95,788	$21,717	$15,195	$170,702	$537,105

Interest-Sensitive Liabilities:
Checking accounts	$14,912	$—	$—	$—	$—	$14,912
average rates (variable rate)	2.69%	—	—	—	—	2.69%

Savings accounts	136,145	—	—	—	—	136,145
average rates (variable rate)	2.65%	—	—	—	—	2.65%

Certificates of deposit	124,109	93,805	5,550	7,585	19,417	250,466
average rates (fixed rate)	5.12%	4.39%	5.34%	4.54%	6.12%	4.91%

FHLB advances	—	—	—	20,000	20,000	40,000
average rates (fixed rate)	—	—	—	3.01%	3.30%	3.16%

Term borrowings	10,000	30,000	—	—	—	40,000
average rates (fixed rate)	6.65%	6.62%	—	—	—	6.63%

Trust preferred securities	—	—	—	—	17,250	17,250
average rates (fixed rate)	—	—	—	—	9.38%	9.38%
Total interest-sensitive liabilities	$285,166	$123,805	$5,550	$27,585	$56,667	$498,773

GAP	$(51,463)	$(28,017)	$16,167	$(12,390)	$114,035	$38,332
Cumulative GAP	(51,463)	(79,480)	(63,313)	(75,703)	38,332

(1)

The majority of the adjustable rate loans included in the “Within 6 Months” and “Over 6 to 12 Months” categories were at their contractual interest rate floors as of December 31, 2001 and thus would not reprice downward.

ITEM 8.          Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders

Pacific Crest Capital, Inc.

We have audited the accompanying consolidated balance sheets of Pacific Crest Capital, Inc. (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pacific Crest Capital, Inc. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Los Angeles, California

January 30, 2003

(March 20, 2003 as to Note 27)

PACIFIC CREST CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31,
	2002	2001
Assets
Cash	$3,199	$2,508
Securities purchased under resale agreements	7,802	16,174
Cash and cash equivalents	11,001	18,682
Investment securities available for sale, at market	73,418	58,952
Unsettled mortgage-backed securities trades	56,672	—
Loans:
Loans held for investment	432,196	449,182
Loans held for sale	23,734	12,797
Gross loans	455,930	461,979
Deferred loan (fees) costs	197	(4)
Allowance for loan losses	(8,585)	(7,946)
Net loans	447,542	454,029
Other assets:
Investment in FHLB stock	6,306	2,000
Deferred income taxes, net	3,596	5,203
Accrued interest receivable	2,353	2,532
Prepaid expenses and other assets	1,749	2,087
Premises and equipment	1,107	1,273
Total other assets	15,111	13,095
Total assets	$603,744	$544,758

Liabilities
Deposits:
Non-interest-hearing checking	$2,800	$1,649
Interest-bearing checking	13,214	13,263
Total checking accounts	$16,014	$14,912
Savings accounts	128,420	136,145
Certificates of deposit	215,062	250,466
Total deposits	359,496	401,523
Borrowings:
FHLB advances	120,000	40,000
Term borrowings	—	40,000
Trust preferred securities	17,250	17,250
Total borrowings	137,250	97,250
Accounts payable for unsettled securities trades	56,012	—
Accrued interest payable and other liabilities	5,807	8,010
Total liabilities	558,565	506,783

Shareholders’ Equity

Common stock, $.01 par value (10,000,000 shares authorized, 5,973,060 shares issued at December 31, 2002 and 2001)	60	60
Additional paid-in capital	27,471	27,750
Retained earnings	25,628	19,140
Accumulated other comprehensive income (loss)	1,296	(198)
Common stock in treasury, at cost (1,119,418 shares at
December 31, 2002 and 1,132,762 shares at December 31, 2001)	(9,276)	(8,777)
Total shareholders’ equity	45,179	37,975
Total liabilities and shareholders’ equity	$603,744	$544,758
Tangible book value per common share	$9.31	$7.85

See accompanying Notes to Consolidated Financial Statements.

PACIFIC CREST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

	Years Ended December 31,
	2002	2001	2000
Interest income:
Loans	$37,405	$38,091	$37,182
Investment securities available for sale	3,766	8,106	16,405
Securities purchased under resale agreements	171	456	132
Total interest income	41,342	46,653	53,719
Interest expense:
Deposits:
Checking accounts	234	403	658
Savings accounts	2,577	4,853	8,355
Certificates of deposit	9,603	16,994	19,284
Total interest on deposits	12,414	22,250	28,297
Borrowings:
Securities sold under repurchase agreements	—	216	2,022
State of California borrowings	—	609	1,805
FHLB advances	2,192	166	—
Term borrowings	1,672	2,686	1,999
Trust preferred securities	1,617	1,617	1,617
Total interest on borrowings	5,481	5,294	7,443
Total interest expense	17,895	27,544	35,740
Net interest income	23,447	19,109	17,979
Provision for loan losses	471	660	604
Net interest income after provision for loan losses	22,976	18,449	17,375
Non-interest income:
Loan prepayment and late fee income	822	345	346
Gain on sale of SBA 7(a) loans	221	395	112
Gain on sale of SBA 504 loans and broker fee income	1,201	503	—
Gain (loss) on sale of investment securities	(763)	95	(2)
Gain on sale of income property loans	—	—	561
Gain on sale of other real estate owned	—	—	115
Other income	1,007	1,193	581
Total non-interest income	2,488	2,531	1,713
Non-interest expense:
Salaries and employee benefits	8,787	7,152	6,407
Net occupancy expenses	1,796	1,665	1,422
Communication and data processing	1,020	1,057	880
Legal, audit, and other professional fees	525	986	563
Travel and entertainment	491	457	352
Credit and collection expenses	26	—	(134)
Other real estate owned expenses	—	—	(10)
Other expenses	594	544	566
Total non-interest expense	13,239	11,861	10,046
Income before income taxes	12,225	9,119	9,042
Income tax provision	4,863	3,734	3,772
Net income	$7,362	$5,385	$5,270

Earnings per common share:
Basic	$1.52	$1.09	$1.04
Diluted	$1.37	$1.02	$1.00

See accompanying Notes to Consolidated Financial Statements.

PACIFIC CREST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands, except per share data)

		Common Stock in Treasury	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Common Stock

Balance at December 31, 1999	$60	$(5,989)	$27,855	$9,978	$(6,355)	$25,549
Comprehensive income (loss):
Net income	—	—	—	5,270	—	5,270
Other comprehensive income:
Unrealized gain on investment securities, net of income taxes	—	—	—	—	4,823	4,823
Total comprehensive income						10,093
Issuances of common stock in treasury:
Employee stock purchase plan	—	55	(14)	—	—	41
Non-employee directors’ stock
purchase plan	—	61	(11)	—	—	50
Employee stock option plan	—	122	(70)	—	—	52
Purchases of common stock in treasury	—	(1,149)	—	—	—	(1,149)
Cash dividends paid ($0.14 per share)	—	—	—	(706)	—	(706)
Balance at December 31, 2000	$60	$(6,900)	$27,760	$14,542	$(1,532)	$33,930
Comprehensive income:
Net income	—	—	—	5,385	—	5,385
Other comprehensive income:
Unrealized gain on investment securities, net of income taxes	—	—	—	—	1,334	1,334
Total comprehensive income						6,719
Issuances of common stock in treasury:
Employee stock purchase plan	—	62	(7)	—	—	55
Non-employee directors’ stock purchase plan	—	42	7	—	—	49
Employee stock option plan	—	32	(10)	—	—	22
Purchases of common stock in treasury	—	(2,013)	—	—	—	(2,013)
Cash dividends paid ($0.16 per share)	—	—	—	(787)	—	(787)
Balance at December 31, 2001	$60	$(8,777)	$27,750	$19,140	$(198)	$37,975
Comprehensive income:
Net income	—	—	—	7,362	—	7,362
Other comprehensive income:

Unrealized gains on the following, net of income taxes:
Investment securities	—	—	—	—	1,111	1,111
Unsettled mortgage-backed securities trades	—	—	—	—	383	383
Total comprehensive income						8,856
Issuances of common stock in treasury:
Employee stock purchase plan	—	55	(4)	—	—	51
Non-employee directors’ stock
purchase plan	—	31	21	—	—	52
Employee stock option plan	—	803	(296)	—	—	507
Purchases of common stock in treasury	—	(1,388)	—	—	—	(1,388)
Cash dividends paid ($0.18 per share)	—	—	—	(874)	—	(874)
Balance at December 31, 2002	$60	$(9,276)	$27,471	$25,628	$1,296	$45,179

See accompanying Notes to Consolidated Financial Statements.

PACIFIC CREST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years Ended December 31,
	2002	2001	2000
Operating activities:
Net income	$7,362	$5,385	$5,270
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	471	660	604
Gain on sale of SBA 7(a) and 504 loans held for sale	(424)	(639)	(112)
Loss (gain) on sale of investment securities	763	(95)	2
Gain on sale of income property loans	—	—	(561)
Gain on sale of other real estate owned	—	—	(115)
Depreciation and amortization of premises and equipment	406	386	326
Accretion of deferred loan fees	(86)	(98)	(209)
Amortization of premium (discount) on investment securities	980	491	(22)
Dividends on FHLB stock	(153)	(12)	—
Deferred income tax expense (benefit)	(79)	66	(1,127)
Proceeds from sales of SBA 7(a) and 504 loans held for sale	6,821	12,707	2,764
Originations of SBA 7(a) and 504 loans held for sale	(18,025)	(15,425)	(9,398)
Federal income tax refund	804	—	—
Decrease in accrued interest receivable	179	4,050	22
Decrease (increase) in prepaid expenses and other assets	405	(251)	452
(Decrease) increase in accrued interest payable and other liabilities	(2,403)	867	1,566
Net cash (used in) provided by operating activities	(2,979)	8,092	(538)

Investing activities:
Proceeds from sales and calls of investment securities available for sale	—	271,610	14,453
Purchases of investment securities available for sale	(47,694)	(107,955)	—
Principal payments on investment securities available for sale	33,401	13,745	193
Originations of loans held for investment	(84,651)	(113,821)	(70,864)
Purchases of loans held for investment	(4,915)	(2,879)	—
Proceeds from sales of commercial real estate loans	—	—	1,428
Principal payments on loans	107,229	58,377	42,846
Purchases of FHLB stock	(4,153)	(1,988)	—
Proceeds from sales of other real estate owned	—	—	75
Purchases of premises and equipment, net	(240)	(347)	(781)
Net cash (used in) provided by investing activities	(1,023)	116,742	(12,650)

Financing activities:
Net increase (decrease) in checking accounts	1,102	498	(4,369)
Net decrease in savings accounts	(7,725)	(12,202)	(48,021)
Net (decrease) increase in certificates of deposit	(35,404)	(85,610)	66,843
Net decrease in securities sold under repurchase agreements	—	(23,500)	(7,000)
Net (decrease) increase in State of California borrowings	—	(28,000)	8,000
Net increase in FHLB advances	80,000	40,000	—
Net decrease in term borrowings	(40,000)	—	—
Proceeds from issuances of common stock in treasury	610	126	143
Purchases of common stock in treasury, at cost	(1,388)	(2,013)	(1,149)
Cash dividends paid	(874)	(787)	(706)
Net cash (used in) provided by financing activities	(3,679)	(111,488)	13,741

Net (decrease) increase in cash and cash equivalents	(7,681)	13,346	553
Cash and cash equivalents at beginning of year	18,682	5,336	4,783
Cash and cash equivalents at end of year	$11,001	$18,682	$5,336

See accompanying Notes to Consolidated Financial Statements

PACIFIC CREST CAPITAL.INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31,2002

Note 1. Organization

Pacific Crest Capital, Inc. (“Pacific Crest” or the “Parent”) is a bank holding company principally engaged in income property lending and U.S. Small Business Administration (“SBA”) lending through its wholly owned subsidiary, Pacific Crest Bank (the “Bank”).  Pacific Crest is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  Unless the context otherwise indicates, the “Company” refers to Pacific Crest together with its wholly owned subsidiaries, Pacific Crest Bank and PCC Capital I.

Pacific Crest Bank is a California state chartered commercial bank that is supervised and regulated by the California Commissioner of Financial Institutions (the “Commissioner”), the California Department of Financial Institutions (the “Department” or “DFI”), and the Federal Deposit Insurance Corporation (“FDIC”).  The Bank’s deposits are insured by the FDIC up to applicable limits. The Bank introduced full-service, consumer checking accounts to all of its retail customers in the fourth quarter of 2000.  During 2002, the Bank introduced business checking accounts as well as debit cards, online banking, and online bill pay.  Additionally, during this same period, the Bank introduced a business lending program and a variety of depository services for business professionals and small businesses to complement its SBA lending programs.

Pacific Crest Bank is a business bank that concentrates on marketing to and serving the needs of investors, entrepreneurs, and small businesses located predominantly in California.  The Bank conducts its deposit operations through three branch offices located in Beverly Hills, Encino, and San Diego, California. The Bank currently offers consumer and business checking accounts, money market checking accounts, savings accounts, and certificates of deposit.  The Bank has focused its lending activities primarily on income producing real estate loans and small business loans under the SBA 7(a) and 504 loan programs.  The Bank conducts its lending operations in California through its lending and marketing representatives.  To a lesser extent, and on a very selective basis, the Bank makes real estate loans in other western states.

PCC Capital I (“PCC Capital”) is a Delaware statutory business trust that was created for the exclusive purpose of issuing and selling $17.25 million of 9.375% Cumulative Trust Preferred Securities (the “Trust Preferred Securities”).  The Trust Preferred Securities are presented on a separate line on the Consolidated Balance Sheets under the caption “Trust preferred securities.” For financial reporting purposes, the Company records the dividend distributions on the Trust Preferred Securities as “Interest expense – trust preferred securities” on its Consolidated Statements of Income.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Pacific Crest and its wholly owned subsidiaries, the Bank and PCC Capital.  All significant intercompany transactions and balances have been eliminated.  Certain reclassifications have been made to the prior years’ Consolidated Financial Statements in order to conform to the current year presentation.

The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing the Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and revenues and expenses for the year. Actual results in future years could differ from those estimates by management in the current year. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses.

Business Segments

The Company is organized and operated as a single reporting segment principally engaged in income property lending and SBA lending.  The Company’s lending activities concentrate on marketing to and serving the needs of investors, entrepreneurs, and small businesses located predominantly in California.  The Company conducts its deposit operations through three branch offices, located in Southern California.  The Consolidated Financial Statements, as they appear in this document, represent the grouping of revenue and expense items as they are presented to executive management of the Company, for use in strategically directing the operations of the Company.

Cash and Cash Equivalents

For purposes of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, “Cash and cash equivalents” include cash and securities purchased under resale agreements, which have original maturities of three months or less and are carried at cost.

Securities Purchased Under Resale Agreements

The Company invests excess cash overnight and up to three months in securities purchased under resale agreements (“repurchase agreements”).   Collateral securing the repurchase agreements is limited to U.S. Treasury bonds, notes and bills, and securities issued by either U.S. government agencies or U.S. government sponsored agencies.  Collateral securing the repurchase agreements is held for safekeeping under third-party custodial agreements and is required to be segregated from, and separately accounted for as compared to, all other securities held by the custodian for its other customers or for its own account.

Investment Securities

The Company invests in U.S. government sponsored agency securities, and to a lesser extent, investment grade corporate debt securities.  At the date of purchase, the Company elects to segregate the security into either the held to maturity portfolio or the available for sale portfolio, depending upon management’s ability and intent to hold such securities to maturity.  Debt securities classified as held to maturity are recorded at amortized cost while securities classified as available for sale are recorded at market.  Unrealized gains or losses on securities available for sale are excluded from earnings and reported in “Accumulated other comprehensive income (loss)” as a separate component of Shareholders’ Equity, net of tax effect.  Realized gains or losses are recorded using the specific identification method.  Purchase premiums and discounts are recognized in interest income using the level yield method.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported at their outstanding unpaid specific principal balances adjusted for specific charge-offs, and any remaining unamortized deferred loan fees or costs.  Interest income is accrued on the unpaid specific principal balance.  Loan origination fees, net of certain estimated indirect origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method over the term of the loan.

SBA Loans Held For Sale

SBA loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Allowance for Loan Losses

The Company charges current income in amounts necessary to maintain a general allowance for loan losses deemed adequate to cover potential losses on loans. The amount of the allowance is based on management’s evaluation of numerous factors including adequacy of collateral, which includes loan balance to collateral value, loan debt service coverage ratio and secondary collateral, if applicable.  Other factors include an evaluation of the strengths and weaknesses of the borrower’s financial position, and strengths and weaknesses of the tenants in the properties.  In addition, management evaluates current delinquency trends, historical Company loan loss experience, regional real estate economic conditions and overall economic trends impacting the Company’s real estate lending portfolio.  The combination of these factors are utilized in establishing the allowance for loan losses.

Other Real Estate Owned

Assets classified as other real estate owned (“OREO”) include foreclosed real estate owned by the Company.  The Company records and carries its OREO at the lower of cost or fair value, which may require the Company to make valuation adjustments to its OREO,  based on current collateral appraisal data and other relevant information, which may effectively reduce the book value of such assets to their estimated fair value less selling cost.  The fair value of the real estate takes into account the real estate values net of expenses such as brokerage commissions, past due property taxes, property repair expenses, and other items.  The estimated sale price utilized by the Company to help determine fair value may not necessarily reflect the appraisal value, which management believes, in some cases, to be higher than what could be realized in a sale of the OREO.

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

Stock Options

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), in accounting for its stock options, whereby compensation cost is measured as the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock.  Stock options issued under the Company’s stock option plans have no intrinsic value at the grant date, and accordingly, under APB 25, no compensation cost is recognized for them.  Had compensation cost been determined based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, Accounting for Stock-based Compensation, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated in the following table for the periods presented (dollars and shares in thousands, except per share data):

	Years Ended December 31,
	2002	2001	2000
Net income:
As reported	$7,362	$5,385	$5,270
Pro forma	7,190	5,218	5,101
Basic earnings per common share:
As reported	$1.52	$1.09	$1.04
Pro forma	1.48	1.06	1.01
Diluted earnings per common share:
As reported	$1.37	$1.02	$1.00
Pro forma	1.34	0.98	0.97
Weighted average common shares outstanding:
Basic	4,855	4,940	5,051
Diluted	5,359	5,301	5,245
Assumptions:
Dividend yield	1.30%	1.71%	2.27%
Expected volatility	25%	25%	30%
Risk free interest rate	3.50%	5.00%	6.00%
Expected life	7.0 years	7.5 years	7.5 years

Recent Accounting Pronouncements

In June of 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).  SFAS 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30,  Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"), and addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  SFAS 144 was effective January 1, 2002.  The adoption of SFAS 144 did not have a material impact on the Company’s consolidated financial position or results of operations.

In April of 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”).  SFAS 145 eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item, and requires that such gain or loss be evaluated for extraordinary classification under the criteria of APB 30.  SFAS 145 requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and makes various other technical corrections to existing pronouncements.  SFAS 145 is effective for the Company for the year ended December 31, 2003.  The adoption of SFAS 145 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In July of 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”).  SFAS 146 requires costs associated with exit or disposal activities to be recognized when they are incurred, and applies prospectively to such activities that are initiated after December 31, 2002.  The adoption of SFAS 146 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In October of 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions (“SFAS 147”), which provides guidance on the accounting for the acquisitions of a financial institution.  SFAS 147 requires that the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under SFAS No. 142, Goodwill and other Intangible Assets.  Thus, the specialized accounting guidance in paragraph 5 of SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, will not apply after September 30, 2002.  If certain criteria in SFAS 147 are met, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of the statement.  Financial institutions meeting conditions outlined in SFAS 147 will be required to restate previously issued financial statements.  Additionally, the scope of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, is amended to include long-term customer-relationship intangible assets such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets.  SFAS 147 is effective beginning October 1, 2002.  The adoption of SFAS 147 did not have and is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In December of 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation —Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS 148”). SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 shall be effective for financial statements for fiscal years ending after December 15, 2002 and is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In November of 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others (“FIN 45”), which clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor’s accounting for and disclosures of certain guarantees issued. FIN 45 requires enhanced disclosures for certain guarantees. FIN 45 also requires certain guarantees that are issued or modified after December 31, 2002, to be initially recorded on the balance sheet at fair value. For guarantees issued on or before December 31, 2002, liabilities are recorded when and if payments become probable and estimable. The adoption of FIN 45 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In January of 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, relating to consolidation of certain entities. FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which the enterprise holds a variable interest it acquired before February 1, 2003, and is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Note 2.  Two-For-One Stock Split

On October 17, 2002, the Company announced that its Board of Directors had approved a 2-for-1 stock split to be effected in the form of a 100 percent stock dividend.  Shareholders received one additional share of common stock for each share that they held on the record date of October 30, 2002.  The additional shares were distributed on November 12, 2002.

The stock split resulted in the issuance of 2,986,530 shares of common stock.  Par value of the stock remained unchanged at $0.01 per share.  Accordingly, the Company recorded the transaction on November 12, 2002 and increased "Common stock" by $29,865, with an offsetting reduction to "Additional paid-in capital" in the same amount.  The effect of the stock split has been recognized retroactively in “Common stock” and “Additional paid-in capital” on the Consolidated Balance Sheets, as well as in all share and per share amounts in the Consolidated Financial Statements.

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

The table below presents the basic and diluted earnings per share computations for the periods indicated (in thousands, except per share data):

	Years Ended December 31,
	2002	2001	2000
Net income	$7,362	$5,385	$5,270

Basic weighted average common shares outstanding	4,855	4,940	5,051
Dilutive effect of stock options	504	361	194
Diluted weighted average common shares outstanding	5,359	5,301	5,245

Earnings per common share:
Basic	$1.52	$1.09	$1.04
Diluted	$1.37	$1.02	$1.00

Note 4. Computation of Tangible Book Value per Common Share

Tangible book value per common share was calculated by dividing total shareholders’ equity by the number of common shares issued less common shares held in treasury.  The table below presents the computation of tangible book value per common share as of the dates indicated (in thousands, except per share data):

	December 31,
	2002	2001
Total shareholders’ equity	$45,179	$37,975

Common shares issued	5,973,060	5,973,060
Less: common shares held in treasury	(1,119,418)	(1,132,762)
Common shares outstanding	4,853,642	4,840,298

Tangible book value per common share	$9.31	$7.85

Note 5. Supplemental Disclosure of Cash Flow Information

Supplemental disclosure of cash flow information is as follows for the periods indicated (in thousands):

	Years Ended December 31,
	2002	2001	2000
Cash paid during the year for:
Interest	$18,475	$28,162	$35,390
Income taxes	5,950	2,935	5,400

Non-cash investing and financing activities:
Unsettled mortgage-backed securities trades	$56,012	$—	$—
Transfers from loans to other real estate owned	—	—	210
Loans made to facilitate the sale of OREO	—	—	250

Note 6.  Securities Purchased Under Resale Agreements

The table below presents securities purchased under resale agreements as of the dates or for the periods indicated (dollars in thousands):

	At or For the Years Ended December 31,
	2002	2001	2000
Balance at year-end	$7,802	$16,174	$3,017
Average balance during the year	10,688	13,525	2,058
Maximum month-end balance during the year	35,637	33,706	4,025
Weighted average interest rate during the year	1.60%	3.37%	6.41%
Weighted average interest rate at end of year	1.10%	1.65%	6.10%

Note 7. Investment Securities Available for Sale

The Company’s investment securities portfolio at December 31, 2002 consisted of fixed rate U.S. government sponsored agency mortgage-backed securities issued by Fannie Mae and Ginnie Mae, as well as adjustable rate investments in corporate debt securities.  The index of the corporate debt securities is based upon the three month London Interbank Offered Rate (“LIBOR”), which reprices on a quarterly basis. As of December 31, 2002, the Company’s entire investment securities portfolio was scheduled to mature after ten years.  However, the average life of the Company's mortgage-backed securities portfolio may be shorter due to principal prepayments.

No securities were pledged to secure borrowings at December 31, 2002.  Mortgage-backed securities with market values totaling $47.3 million were pledged to secure borrowings totaling $40.0 million at December 31, 2001.

During 2002, the Company wrote down to market value one of its corporate debt securities in order to reflect an other than temporary decline in the market value of that security.  The write-down was based on a variety of factors, including a recent rating agency downgrade of the security’s debt rating.  This write-down totaled $763,000 and is included in “Gain (loss) on sale of investment securities” in the Consolidated Statements of Income.  In January of 2003, the Company sold this corporate debt security for a gain of $20,000.

In December of 2002, the Company executed trades to purchase $56 million of fixed rate, GNMA mortgage pass-through securities with an estimated interest rate yield of 5%.  The $56 million in GNMA securities trades did not fund until late January of 2003, and are reflected on the Consolidated Balance Sheets as “Unsettled mortgage-backed securities trades,” with the related liability reported as “Accounts payable for unsettled securities trades.”  The securities did not earn interest for the Company until the trades were funded in late January of 2003.

The following tables present the amortized cost and estimated fair values of the Company’s investment securities available for sale and unsettled mortgage-backed securities trades as of the dates indicated (dollars in thousands):

	December 31, 2002
					Weighted
	Amortized	Gross Unrealized		Estimated	Average
	Cost	Gains	Losses	Fair Value	Yield
Investment securities available for sale:
U.S. government sponsored agency mortgage-backed securities	$68,466	$2,050	$—	$70,516	4.34%
Corporate debt securities	3,377	—	(475)	2,902	4.07%
Total investment securities	$71,843	$2,050	$(475)	$73,418	4.33%

Unsettled mortgage-backed securities trades	$56,012	$660	$—	$56,672	N/A

	December 31, 2001
					Weighted
	Amortized	Gross Unrealized		Estimated	Average
	Cost	Gains	Losses	Fair Value	Yield
Investment securities available for sale:
U.S. government sponsored agency mortgage-backed securities	$55,169	$368	$—	$55,537	5.31%
Corporate debt securities	4,124	—	(709)	3,415	4.21%
Total investment securities	$59,293	$368	$(709)	$58,952	5.24%

The following table presents gross realized gains and losses on sales of investment securities and proceeds from sales and calls of investment securities for the periods indicated (in thousands):

	Years Ended December 31,
	2002	2001	2000
Gross realized gains	$—	$108	$—
Gross realized losses	(763)	(13)	(2)
Net gain (loss)	$(763)	$95	$(2)

Applicable income tax benefit (provision)	$320	$(39)	$1

Proceeds from sales and calls	$—	$271,610	$14,453

Note 8. Loans

Loan Composition

The following table presents the composition of the Company’s loan portfolio as of the dates indicated (in thousands):

	December 31,
	2002	2001
Income property loans:
Non-residential real estate loans	$386,691	$408,524
Multi-family residential loans	24,535	21,896
Construction loans	—	860
Total income property loans	411,226	431,280

SBA business loans:
7(a) loans - guaranteed portion	21,314	12,170
7(a) loans - unguaranteed portion	10,969	7,860
Total 7(a) loans	32,283	20,030
504 first lien loans	3,113	1,489
504 second lien loans	1,886	2,647
Total 504 loans	4,999	4,136
Total SBA business loans	37,282	24,166

Other loans:
Commercial business/other loans	7,127	6,230
Single-family residential loans	295	303
Total other loans	7,422	6,533

Gross loans	455,930	461,979
Deferred loan costs (fees)	197	(4)
Allowance for loan losses	(8,585)	(7,946)
Net loans	$447,542	$454,029

As of December 31, 2002 and 2001, the Bank had pledged non-residential real estate loans and multi-family residential loans totaling $327.7 million and $312.4 million, respectively, to secure its credit facility with the FHLB.

The following table presents SBA loans held for sale as of the dates indicated (in thousands):

	December 31,
	2002	2001
SBA guaranteed 7(a) loans	$20,621	$11,308
SBA 504 first lien loans	3,113	1,489
Total SBA loans held for sale	$23,734	$12,797

Allowance for Loan Losses

The table below presents activity in the allowance for loan losses for the periods indicated (in thousands):

	Years Ended December 31,
	2002	2001	2000
Allowance for loan losses at beginning of year	$7,946	$7,240	$6,450
Provision for loan losses	471	660	604
Net (charge-offs) recoveries:
Charge-offs	(210)	(111)	(123)
Recoveries	378	157	309
Net (charge-offs) recoveries	168	46	186
Allowance for loan losses at end of year	$8,585	$7,946	$7,240

Accounts which are deemed uncollectible by management or for which no payment has been received for five consecutive months are charged-off for the amount that is not collateralized by the estimated fair value less selling costs of the underlying real estate collateral.

Non-Accrual Loans

It is the Company’s policy to suspend the recognition of income on any loan when any installment payment is 90 days or more contractually delinquent or when management otherwise determines that collectibility of principal or interest is unlikely prior to the loan becoming 90 days past due. Recognition of income generally is resumed, and suspended income is recognized, when the loan becomes contractually current.

There were no non-accrual loans at December 31, 2002, 2001, and 2000.

Impaired Loans

The Company classifies certain loans as impaired. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impaired loans are generally measured by the Company based on the present value of expected future cash flows discounted at the loan’s effective rate unless the loan is fully collateralized.

The Company had no investment in impaired loans nor a valuation reserve in impaired loans as of December 31, 2002, 2001, and 2000.  The Company had no average recorded investment in impaired loans for the years ended December 31, 2002 and 2001, but did have a $279,000 balance for the year ended December 31, 2000.

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

During the fourth quarter of 2000, the Company initiated an SBA 504 loan program.  Loans made by the Company under this program generally are made to small businesses to provide funding for the purchase of real estate.  Under this program, the Company generally provides up to 90% financing of the total purchase cost, represented by two loans to the borrower. The first lien loan is generally a long-term, fixed rate loan and made in the amount of 50% of the total purchase cost. The Company’s intent is to sell the first lien loans to other banks.  The second lien loan is a short-term, adjustable rate loan, based upon the Wall Street Journal prime lending rate, and made in the amount of 40% of the total purchase cost.  The Company’s second lien loan serves as an interim bridge loan to the borrower until the Certified Development Corporation (“CDC”) obtains bond funding, pays off the Company’s second lien loan, and provides long-term, fixed rate financing directly to the borrower. The CDC pays off the Company’s second lien loan generally within three months after the loan proceeds have been fully disbursed by the Company to the borrower.  The CDC is a non-profit corporation established to contribute to the economic development of its community by working together with the SBA and private sector lenders such as the Bank, to provide financing to small businesses.

The table below presents information related to SBA loan sales for the periods indicated (in thousands):

	Years Ended December 31,
	2002	2001	2000
Gains on SBA loan sales:
SBA guaranteed 7(a) loans	$221	$395	$112
SBA 504 first lien loans	203	244	—
Total gains on SBA loan sales	$424	$639	$112

SBA loan sales (principal balances):
SBA guaranteed 7(a) loans	$2,929	$7,299	$2,601
SBA 504 first lien loans	3,427	4,592	—
Total SBA loan sales	$6,356	$11,891	$2,601

The following table presents SBA loans serviced for others as of the dates indicated (in thousands):

	December 31,
	2002	2001
SBA guaranteed 7(a) loans sold and serviced for others (not included in Consolidated Balance Sheets)	$13,784	$13,162

Note 9. Premises and Equipment

Premises and equipment of the Company is presented in the table below as of the dates indicated (in thousands):

	December 31,
	2002	2001
Furniture, fixtures and equipment	$2,910	$2,706
Leasehold improvements	948	912
Premises and equipment, gross	3,858	3,618
Less: accumulated depreciation and amortization	(2,751)	(2,345)
Premises and equipment, net	$1,107	$1,273

Depreciation expense for the years ended December 31, 2002, 2001, and 2000 amounted to $406,000, $386,000, and $326,000, respectively.

Note 10. Deposits

Checking accounts and savings accounts have no contractual maturity.  Certificates of deposit have maturities ranging from 30 days to five years.  The approximate remaining maturities of certificates of deposit in amounts less than $100,000 and $100,000 or more as of December 31, 2002 were as follows (in thousands):

	Certificates of Deposit
	Less Than $100,000	$ 100,000 Or More
			Total
Three months or less	$34,527	$12,899	$47,426
Over three months through twelve months	73,088	28,047	101,135
Over one year through three years	44,544	19,249	63,793
Over three years	1,457	1,251	2,708
Total	$153,616	$61,446	$215,062

Note 11. Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements are summarized as follows as of the dates or for the periods indicated (dollars in thousands):

	At or For the Years Ended December 31,
	2002	2001	2000
Balance at year-end	$—	$—	$23,500
Average balance during the year	—	4,015	31,153
Maximum month-end balance during the year	—	10,000	51,100
Weighted average interest rate during the year	—	5.38%	6.49%
Weighted average interest rate at end of year	—	—	6.61%

The Company has short-term borrowing relationships with several investment banking firms.  The repayment terms on this short-term debt range from one day to three months. The interest rate paid can vary daily, but typically approximates the federal funds rate plus 25 basis points. These borrowings are secured by pledging U.S. government sponsored agency securities.  The Company utilizes these borrowings to cover short-term financing needs.

Note 12. FHLB Advances

As of December 31, 2002 and 2001, the Bank had long-term, fixed rate Federal Home Loan Bank (“FHLB”) advances secured by non-residential real estate loans and multi-family residential loans, and a required investment in FHLB stock of $6.3 million and $2.0 million, respectively.  The tables below describe the attributes of these FHLB advances as of the dates indicated (dollars in thousands):

	December 31, 2002
Borrowing Date	Amount	Rate	Term	Maturity Date
November 2001	$20,000	3.01%	24 months	November 2003
July 2002	20,000	2.29%	18 months	January 2004
November 2001	20,000	3.30%	30 months	May 2004
July 2002	10,000	2.68%	24 months	July 2004
August 2002	20,000	3.03%	36 months	August 2005
October 2002	30,000	3.06%	36 months	October 2005
Total FHLB advances	$120,000	2.93%

	December 31, 2001
Borrowing Date	Amount	Rate	Term	Maturity Date
November 2001	$20,000	3.01%	24 months	November 2003
November 2001	20,000	3.30%	30 months	May 2004
Total FHLB advances	$40,000	3.16%

The Bank started using long-term, fixed rate FHLB advances in November of 2001, and started using short-term, variable rate FHLB advances in April of 2002.  Although there were no outstanding short-term FHLB advances at December 31, 2002, the related average balance during 2002 was $9,298,000, the maximum month-end balance during 2002 was $42,500,000, and the weighted average interest rate during 2002 was 1.85%.

As of December 31, 2002, the Bank’s credit line with the FHLB totaled $193.0 million, based on an FHLB-approved borrowing limit of 35% of the Bank’s unconsolidated total assets.

Note 13. Term Borrowings

The Company has borrowing relationships with several investment banking firms, whereby the Company is able to obtain long-term, fixed rate term borrowings secured by U.S. government sponsored agency securities.  As of December 31, 2002, the Company had no outstanding term borrowings.  The table below describes the attributes of the Company’s term borrowings as of the date indicated (dollars in thousands):

	December 31, 2001
Borrowing Date	Amount	Rate	Term	Maturity Date
October 2000	$10,000	6.65%	18 months	April 2002
September 2000	20,000	6.62%	24 months	September 2002
October 2000	10,000	6.61%	24 months	October 2002
Total term borrowings	$40,000	6.63%

Note 14. Trust Preferred Securities

On September 22, 1997, PCC Capital completed a $ 17.25 million public offering of the Trust Preferred Securities and invested the gross proceeds from the offering in junior subordinated debentures issued by Pacific Crest bearing interest at 9.375%.  The junior subordinated debentures were issued concurrent with the issuance of the Trust Preferred Securities.  The interest on the junior subordinated debentures paid by Pacific Crest to PCC Capital represents the sole revenues of PCC Capital and the sole source of dividend distributions to the holders of the Trust Preferred Securities. Pacific Crest has fully and unconditionally guaranteed all of PCC Capital’s obligations under the Trust Preferred Securities. Pacific Crest has the right, assuming no default has occurred, to defer payments of interest on the junior subordinated debentures at any time for a period not to exceed 20 consecutive quarters. The Trust Preferred  Securities will mature on October 1, 2027, but can be called in part or in total anytime after October 1, 2002 by PCC Capital.

Note 15. Income Taxes

The income tax provision for the periods indicated is presented in the table below (in thousands):

	Years Ended December 31,
	2002	2001	2000
Current:
Federal	$3,125	$2,588	$3,679
State	1,213	1,080	1,220
Current income tax expense	4,338	3,668	4,899
Deferred:
Federal	763	128	(890)
State	(238)	(62)	(237)
Deferred income tax expense (benefit)	525	66	(1,127)
Total:
Federal	3,888	2,716	2,789
State	975	1,018	983
Income tax provision	$4,863	$3,734	$3,772

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of the dates indicated are presented in the table below (in thousands):

	December 31,
	2002	2001
Deferred tax assets:
Allowance for loan losses	$3,675	$2,956
Unrealized (gain) loss on investment securities	(939)	143
Reserves and accruals	355	758
Write-down on corporate debt security	320	—
State income taxes	145	186
Deferred gain on interest rate cap sale	110	356
FHLB stock dividends	(70)	—
Federal net loss carryback	—	804
Total deferred tax assets	3,596	5,203

The table below presents a reconciliation between the federal statutory income tax rate and the effective income tax rate implicit in the Consolidated Statements of Income for the periods indicated:

	Years Ended December 31,
	2002	2001	2000
Federal statutory income tax rate	35.00%	35.00%	35.00%
State franchise tax rate, net of federal tax effect	5.18%	7.26%	7.07%
Other, net	(0.40)%	(1.31)%	(0.35)%
Effective income tax rate	39.78%	40.95%	41.72%

Note 16. Common Stock

The following table presents the activity in the number of shares of common stock and common stock in treasury for the periods indicated:

		Common Stock in Treasury	Total (1)
	Common Stock

Number of shares at December 31, 1999	5,973,060	(769,612)	5,203,448
Issuances of common stock in treasury:
Employee stock purchase plan	—	7,040	7,040
Non-employee directors’ stock purchase plan	—	8,192	8,192
Employe stock option plan	—	16,160	16,160
Purchases of common stock in treasury	—	(204,000)	(204,000)
Number of shares at December 31, 2000	5,973,060	(942,220)	5,030,840
Issuances of common stock in treasury:
Employee stock purchase plan	—	8,474	8,474
Non-employee directors’ stock purchase plan	—	5,648	5,648
Employe stock option plan	—	4,336	4,336
Purchases of common stock in treasury	—	(209,000)	(209,000)
Number of shares at December 31, 2001	5,973,060	(1,132,762)	4,840,298
Issuances of common stock in treasury:
Employee stock purchase plan	—	7,076	7,076
Non-employee directors’ stock purchase plan	—	3,936	3,936
Employe stock option plan	—	101,132	101,132
Purchases of common stock in treasury	—	(98,800)	(98,800)
Number of shares at December 31, 2002	5,973,060	(1,119,418)	4,853,642

(1) Represents total common shares issued and outstanding

Note 17.  Stock Purchase Plans and Stock Option Plans

Non-Employee Directors’ Stock Purchase Plan

The Company maintains a Non-Employee Directors’ Stock Purchase Plan (the “Directors’ Plan”).  The Directors’ Plan allows the directors to purchase the stock of the Company from proceeds of their directors’ fees. During 2002, 2001, and 2000, the Company issued 3,936, 5,648, and 8,192 treasury shares, respectively, under the Directors’ Plan.

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (“ESPP”) which allows employees to purchase shares of the Company’s common stock at the lower of fair value at the beginning of the plan year, or 90% of fair value at the end of the plan year. Employees’ purchases may not exceed the lesser of $25,000 or 15% of their annual base compensation. Shares of common stock purchased under the ESPP are not issuable until the end of the year. The maximum number of shares of common stock that may be issued under the ESPP is 150,000 shares.  During 2002, 2001, and 2000, the Company issued 7,076, 8,474, and 7,040 treasury shares, respectively, under the ESPP.  There were 76,272 shares available for issuance under the ESPP as of December 31, 2002.

Employee Stock Option Plan

Both the 2002 Equity Incentive Plan (the “2002 Plan”) and the 1993 Equity Incentive Plan (the “1993 Plan”) are designed to promote and advance the interests of the Company and its shareholders by enabling the Company to attract, retain, and reward key employees. The plans offer stock and cash incentive awards, as well as stock options.

Under the 1993 Plan, the maximum number of shares of common stock with respect to which awards may be granted was initially 300,000 shares as of December 1993, with annual increases of two percent (2%) of the total issued and outstanding shares of the Company’s common stock as of the first day of each year, beginning on January 1, 1995. This annual 2% increase continued through the term of the 1993 Plan, which expired on December 31, 2002. The maximum number of shares of common stock with respect to which awards could be granted under the 1993 Plan at December 31, 2002 was 1,105,247, of which 1,062,498 had been granted, and the remaining 42,749 stock option grants had expired. Of the 1,062,498 stock options that had been granted through December 31, 2002, 172,944 had been exercised, leaving 889,554 stock options outstanding.

                The 2002 Plan was approved by the Company’s shareholders at the May 10, 2002 Annual Meeting of Shareholders.  Under the 2002 Plan, the maximum number of shares of common stock with respect to which awards may be granted is 1,000,000 shares.  At December 31, 2002, the Company had no stock option grants issued under the 2002 Plan.

The table below summarizes stock option activity for the periods indicated and has been adjusted for the 2-for-stock split distributed November 12, 2002:

	Number of Option Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at December 31, 1999	708,386	$1.75 - $10.13	$5.10
Options granted	146,300	5.20-6.38	5.69
Options cancelled	(26,372)	3.78-9.00	6.97
Options exercised	(16,160)	1.75-6.00	3.26
Outstanding at December 31, 2000	812,154	$1.75-$10.13	$5.19
Options granted	111,600	7.28-9.93	8.50
Options cancelled	(5,368)	5.69-9.00	7.56
Options exercised	(4,336)	3.78-6.00	5.15
Outstanding at December 31, 2001	914,050	$1.75-$10.13	$5.58
Options granted	105,600	10.98-15.50	11.36
Options cancelled	(28,964)	5.69-10.98	8.52
Options exercised	(101,132)	1.75-9.00	5.01
Outstanding at December 31, 2002	889,554	$1.75-$15.50	$6.23

The estimated weighted average fair value of stock options granted during 2002, 2001, and 2000, was $3.30, $5.44, and $4.00, respectively.

The following table presents information on outstanding and exercisable stock options at December 31, 2002,  and has been adjusted for the 2-for-1 stock split distributed November 12, 2002:

Range of Exercise Prices		Stock Options Outstanding		Stock Options Exercisable
	Weighted Average Remaining Life	Number Outstanding	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.75-$2.00	2.1 years	10,000	$1.75	10,000	$1.75
2.01-3.00	1.4 years	167,422	2.93	167,422	2.93
3.01-4.00	2.6 years	139,870	3.67	139,870	3.67
5.01-6.00	5.6 years	206,607	5.79	128,681	5.91
6.01-7.00	7.1 years	16,000	6.30	7,748	6.34
7.01-8.00	6.3 years	76,955	7.48	45,648	7.48
8.01-9.00	6.7 years	166,700	8.73	78,200	9.00
9.01-10.00	7.5 years	9,000	9.54	3,500	9.16
10.01-12.00	9.0 years	85,000	10.97	1,000	10.13
12.01-15.50	9.5 years	12,000	14.36	—	—
	5.0 years	889,554	$6.23	582,069	$5.02

Note 18. Dividends

As a Delaware corporation, Pacific Crest may pay common dividends out of surplus or, if there is no surplus, from net profits for the current and preceding fiscal year. Pacific Crest, on an unconsolidated basis, had approximately $3.6 million in cash and investments less current liabilities and short-term debt at December 31, 2002. However, these funds are necessary to pay future operating expenses of Pacific Crest, service all outstanding debt, including the $17.25 million junior subordinated debentures payable to PCC Capital, and fund possible future capital infusions into the Bank. Without dividends from the Bank, Pacific Crest must rely solely on existing cash, investments and the ability to secure borrowings.  On January 28, 2003, the Company announced that the Board of Directors had declared a cash dividend of $0.05 per common share on a post-split basis for the first quarter of 2003.  The dividend was paid on March 14, 2003, to shareholders of record at the close of business on February 28, 2003.  During 2002, the Company declared and paid aggregate cash dividends of $0.18 per common share on a post-split basis for a total of $874,000.   During 2001, the Company declared and paid aggregate cash dividends of $0.16 per common share on a post-split basis for a total of $787,000.

The Bank’s ability to pay dividends to Pacific Crest is restricted by California State law, which requires that sufficient retained earnings are available to pay the dividend. At December 31, 2002, the Bank had retained earnings of $26.7 million available for future dividend payments.  During 2002, the Bank declared and paid aggregate cash dividends of $3.2 million to Pacific Crest.   During 2001, the Bank declared and paid aggregate cash dividends of $3.0 million to Pacific Crest.

Note 19. Accumulated Other Comprehensive Income (Loss)

The following table presents activity in accumulated other comprehensive income (loss) and the components of other comprehensive income (loss) for the periods indicated (in thousands):

	Years Ended December 31,
	2002	2001	2000
Accumulated other comprehensive income (loss) at beginning of year	$(198)	$(1,532)	$(6,355)
Other comprehensive income, net of income taxes:
Unrealized gains on investment securities available for sale:
Unrealized gains arising during the period	1,153	2,306	8,313
Reclassification of realized net (gains) losses included in net income	763	(6)	2
Net unrealized gains on investment securities, pre-tax	1,916	2,300	8,315
Income tax expense on unrealized gains	(485)	(968)	(3,491)
Income tax expense (benefit) on realized net (gains) losses included in net income	(320)	2	(1)
Net change in unrealized gains on investment securities available for sale	1,111	1,334	4,823
Unrealized gains on unsettled mortgage-backed securities trades:
Unrealized gains arising during the period	660	—	—
Income tax expense on unrealized gains	(277)	—	—
Net change in unrealized gains on unsettled mortgage-backed securities trades	383	—	—
Total other comprehensive income, net of income taxes	1,494	1,334	4,823

Accumulated other comprehensive income (loss) at end of year	$1,296	$(198)	$(1,532)

Note 20. Regulatory Capital Requirements

Pacific Crest is subject to legal and regulatory requirements of the Federal Reserve, while the Bank is subject to legal and regulatory requirements of the California Financial Code, California General Corporation Law and the FDIC. These legal and regulatory requirements specify certain minimum capital ratios and place limits on the size and type of loans that may be made.

The Bank may establish and maintain capital, surplus and undivided profits accounts and may from time to time allocate its shareholder’s equity among such accounts so long as no part of its contributed capital is allocated to the undivided profits account and the undivided profits account never exceeds the Bank’s retained earnings.

Both Pacific Crest and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve and the FDIC. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on Pacific Crest’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, both Pacific Crest and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require both Pacific Crest and the Bank to maintain minimum amounts and ratios as set forth in the table below of total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average quarterly assets.  Management believes that both Pacific Crest and the Bank met all capital adequacy requirements to which they were subject as of December 31, 2002 and 2001.

As of December 31, 2002 and 2001, both Pacific Crest and the Bank maintained capital ratios that categorized them as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a company must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions known to management that would have changed either institution’s category.

The following tables present the amounts of regulatory capital and capital ratios for Pacific Crest and the Bank compared to their minimum well capitalized and capital adequacy requirements as of the dates indicated (dollars in thousands):

	Actual		Minimum Well Capitalized Requirements		Minimum Capital Adequacy Requirements

	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2002

Leverage ratio -
(Tier 1 capital to average total assets)
Pacific Crest Capital, Inc.	$58,511	10.33%	$28,323	5.00%	$22,658	4.00%
Pacific Crest Bank	56,517	10.05%	28,131	5.00%	22,505	4.00%

Tier 1 risk-based capital ratio -
(Tier 1 capital to risk-weighted assets)
Pacific Crest Capital, Inc.	$58,511	13.31%	$26,374	6.00%	$17,583	4.00%
Pacific Crest Bank	56,517	12.91%	26,267	6.00%	17,511	4.00%

Total risk-based capital ratio -
(Total capital to risk-weighted assets)
Pacific Crest Capital, Inc.	$66,666	15.17%	$43,957	10.00%	$35,166	8.00%
Pacific Crest Bank	62,028	14.17%	43,779	10.00%	35,023	8.00%

Average total assets -
Pacific Crest Capital, Inc.	$566,454
Pacific Crest Bank	562,627

Risk-weighted assets -
Pacific Crest Capital, Inc.	$439,570
Pacific Crest Bank	437,787

	Actual		Minimum Well Capitalized Requirements		Minimum Capital Adequacy Requirements

	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2001

Leverage ratio -
(Tier 1 capital to average total assets)
Pacific Crest Capital, Inc.	$50,887	9.49%	$26,808	5.00%	$21,446	4.00%
Pacific Crest Bank	51,165	9.61%	26,618	5.00%	21,295	4.00%

Tier 1 risk-based capital ratio -
(Tier 1 capital to risk-weighted assets)
Pacific Crest Capital, Inc.	$50,887	11.11%	$27,477	6.00%	$18,318	4.00%
Pacific Crest Bank	51,165	11.22%	27,370	6.00%	18,247	4.00%

Total risk-based capital ratio -
(Total capital to risk-weighted assets)
Pacific Crest Capital, Inc.	$61,165	13.36%	$45,796	10.00%	$36,637	8.00%
Pacific Crest Bank	56,895	12.47%	45,617	10.00%	36,494	8.00%

Average total assets -
Pacific Crest Capital, Inc.	$536,150
Pacific Crest Bank	532,367

Risk-weighted assets -
Pacific Crest Capital, Inc.	$457,958
Pacific Crest Bank	456,171

Note 21. Retirement Savings and Supplemental Executive Retirement Plans

Company employees participate in the Company’s 401(k) Plan (the “Retirement Plan”). The Retirement Plan covers substantially all employees.  During 2002, employees were able to contribute up to 20% of their salary up to a maximum of $11,000.  The Company matches employee contribution amounts equal to 100% of the first 6% of compensation contributed by each participant. Amounts charged to expense under the Retirement Plan for these matching contributions were $298,000, $255,000, and $233,000, for the years ended December 31, 2002, 2001, and 2000, respectively.

At December 31, 2002, four executive officers of the Company participated in the Company’s Supplemental Executive Retirement Plan (the “Executive Retirement Plan”). The Executive Retirement Plan provides for annual retirement benefits that would be payable to the executives on their normal retirement date. The Executive Retirement Plan provides for the offset for social security benefits and matching 401(k) contributions made under the Retirement Plan. Offsets for social security and 401(k) matching contributions may be substantial.

The following table presents activity in the Executive Retirement Plan for the periods indicated (in thousands):

	Years Ended December 31,
	2002	2001	2000
Change in Benefit Obligation
Benefit obligation at beginning of the year	$1,123	$1,071	$949
Service cost	48	55	50
Interest cost	88	87	78
Actuarial (gain) loss	38	(90)	(6)
Benefit obligation at end of the year	1,297	1,123	1,071

Change in Plan Assets
Fair value of plan assets at beginning and end of year	—	—	—

Funded Status	(1,297)	(1,123)	(1,071)
Unrecognized prior service cost	143	159	175
Unrecognized net actuarial (gain) loss	(78)	(116)	(26)
Accrued pension cost	$(1,232)	$(1,080)	$(922)

The following table presents the components of net periodic pension cost for the periods indicated (in thousands):

	Years Ended December 31,
	2002	2001	2000
Service cost	$48	$55	$50
Interest cost	88	87	78
Amortization of prior service cost	16	16	16
Net periodic pension cost	$152	$158	$144

Accrued pension cost was reported in the Consolidated Balance Sheets under the caption “Accrued interest payable and other liabilities”.   Net periodic pension cost was reported in the Consolidated Statements of Income under the caption “Salaries and employee benefits”.

Note 22.  Interest Rate Cap

On February 8, 2000, the Company sold its interest rate cap agreement for $2.5 million and recognized a deferred gain of $1.8 million, which is reported in the Consolidated Balance Sheets under the caption, “Accrued interest payable and other liabilities”.  The interest rate cap agreement had originally been purchased on June 8, 1998, at a price  of $925,000.  The deferred gain is being amortized as a credit to “Interest expense – deposits” over the remaining life of the original interest rate cap agreement, which had a maturity date of June 8, 2003.  During the years ended December 31, 2002, 2001, and 2000, the amount of deferred gain amortization totaled $554,000, $554,000, and $495,000, respectively, which resulted in a reduction in interest expense on deposits.  As of December 31, 2002, the remaining unamortized balance of the deferred gain resulting from the sale of the interest rate cap totaled $240,000.

Note 23. Commitments and Contingencies

Lease Commitments

The Company leases its office facilities. Future minimum rental payments required under operating leases that have initial and remaining non-cancelable terms in excess of one year are approximately as indicated in the table below as of December 31, 2002 (in thousands):

Years ended December 31,
2003	$776
2004	629
2005	595
2006	415
2007	240
Thereafter	500
Total	$3,155

Certain leases contain rental escalation clauses based on increases in the Consumer Price Index and renewal options, which may be exercised by the Company.  Rent expense for the years ended December 31, 2002, 2001, and 2000 totaled $836,000, $836,000, and $743,000, respectively.

Unfunded Commitments

The Bank makes unfunded commitments with its income property lending activities for building improvements to property.  At December 31, 2002 and 2001, the Bank had unfunded commitments to fund income property loans secured by real estate of $ 0.5 million and $1.7 million, respectively.  The Bank’s unfunded income property loan commitments may involve to varying degrees, elements of credit and interest rate risk that are not recognized in the Consolidated Balance Sheets.  The Company’s exposure to credit loss is represented by the contractual amount of these commitments.  These risks are generally mitigated by the real estate collateral securing the income property loan commitments and the SBA guarantee on SBA 7(a) loan commitments.

Litigation

There are currently no legal claims pending against the Company.

Note 24. Estimated Fair Value of Financial Instruments

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.  SFAS No. 107, Disclosures About Fair Value of Financial Instruments, excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

Because no conventional market exists for a significant portion of the Company’s financial instruments, and because of the inherent imprecision of estimating fair values for financial instruments for which no conventional trading market exists, management believes that the fair market value estimates should be viewed as only approximate values that the Company would receive if the Company’s assets and liabilities were sold.

The carrying amounts and estimated fair values for certain of the Company’s financial instruments as of the dates indicated are summarized in the following table (in thousands):

	December 31, 2002		December 31, 2001
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Assets
Cash	$3,199	$3,199	$2,508	$2,508
Securities purchased under resale agreements	7,802	7,802	16,174	16,174

Investment securities available for sale:
U.S. agency mortgage-backed securities	70,516	70,516	55,537	55,537
Corporate debt securities	2,902	2,902	3,415	3,415
Total investment securities	73,418	73,418	58,952	58,952

Unsettled mortgage-backed securities trades	56,672	56,672	—	—
Loans, net	447,542	465,024	454,029	471,181
Accrued interest receivable	2,353	2,353	2,532	2,532

Liabilities
Deposits:
Checking accounts	16,014	16,014	14,912	14,912
Savings accounts	128,420	128,420	136,145	136,145
Certificates of deposit	215,062	217,213	250,466	252,971
Total deposits	359,496	361,647	401,523	404,028

Borrowings:
FHLB advances	120,000	121,873	40,000	39,515
Term borrowings	—	—	40,000	41,096
Trust preferred securities	17,250	17,267	17,250	17,250
Total borrowings	137,250	139,140	97,250	97,861

Accrued interest payable	416	416	995	995

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash - The carrying amounts reported in the balance sheet for cash approximate fair value.

Securities purchased under resale agreements - The carrying amounts of securities purchased under resale agreements approximate their fair values due to the short maturity of these investments.

Investment securities available for sale - Fair value is based on the quoted market price of these securities by broker dealers making a market for these securities on a national exchange.

Unsettled mortgage-backed securities trades - Fair value is based on the quoted market price of these securities by broker dealers making a market for these securities on a national exchange.

Loans - The Company established the fair market value of the loan portfolio by segregating the loan portfolio into categories by utilizing selected factors (i.e., payment history, collateral values, risk classification, cash flows) and then forecasting an estimated fair market value sale price for each of the established loan categories. The estimated market value of the loan portfolio includes categories of loans the Company believes would sell at a premium between 0% and 3.0%, and categories of loans that would sell at a discount between 0% and 25%. A significant number of the Company’s variable rate loans contain “floors” or minimum interest rates. The Company’s variable rate loans generally reprice on a quarterly basis. Many of these same loans also contain covenants requiring penalties for early repayment. The Company believes that loans with these characteristics, as well as being well collateralized, with no ```history of delinquencies, would sell at a premium. On the other hand, loans on a non-accrual basis, or loans that have been classified due to an identified weakness, even though fully secured, could normally only be sold for a discount depending on the anticipated level of ultimate recovery upon liquidation of the collateral. Fair value then, is based upon the estimated sales prices less cost of sales of these loans.

Deposits - Fair value of the Company’s fixed maturity deposits are estimated using rates currently offered for deposits of similar remaining maturities.  The fair value of deposits with no stated maturity such as checking accounts and savings accounts are disclosed as the amount payable on demand.

FHLB advances – The carrying amounts of short-term FHLB advances approximate their fair values due to the short maturity of these borrowings.  The fair values of long-term FHLB advances are estimated using discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Term borrowings - The fair values of the Company’s term borrowings are estimated using discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Trust preferred securities - Fair value is based on the quoted market price of these securities by broker dealers making a market for these securities on a national exchange.

Accrued interest receivable and payable - The carrying amounts of accrued interest receivable and payable approximate their fair value.

Note 25.  Parent Company Financial Information

The following tables present the financial statements of Pacific Crest Capital, Inc. (Parent company only) as of the dates or for the periods indicated (in thousands):

	December 31,
Parent Company Only - Balance Sheets	2002	2001
Assets
Cash	$141	$96
Securities purchased under resale agreements	3,445	3,130
Cash and cash equivalents	3,586	3,226

Investment in Pacific Crest Bank	57,813	50,977
Investment in PCC Capital I	534	534
Other assets	1,213	1,122
Total assets	$63,146	$55,859

Liabilities
Subordinated debentures due to PCC Capital I	$17,784	$17,784
Other liabilities	183	100
Total liabilities	17,967	17,884

Shareholders’ Equity
Common stock, at par	60	60
Additional paid-in capital	27,471	27,750
Retained earnings	25,628	19,140
Accumulated other comprehensive income (loss)	1,296	(198)
Common stock in treasury, at cost	(9,276)	(8,777)
Total shareholders’ equity	45,179	37,975
Total liabilities and shareholders’ equity	$63,146	$55,859

	Years Ended December 31,
Parent Company Only - Statements of Income	2002	2001	2000
Interest income:
Investment securities available for sale	$—	$106	$569
Securities purchased under resale agreements	50	80	—
Total interest income	50	186	569
Interest expense:
Securities sold under repurchase agreements	—	73	442
Subordinated debentures due to PCC Capital I	1,667	1,667	1,667
Total intest expense	1,667	1,740	2,109
Net interest expense	(1,617)	(1,554)	(1,540)
Equity income - Pacific Crest Bank	8,542	6,451	6,338
Dividend income - PCC Capital I	50	50	50
Other income	1	2	2
Non-interest expense	(467)	(409)	(340)
Income before income taxes	6,509	4,540	4,510
Income tax benefit	853	845	760
Net income	$7,362	$5,385	$5,270

	Years Ended December 31,
Parent Company Only - Statements of Cash Flows	2002	2001	2000
Operating activities:
Net income	$7,362	$5,385	$5,270
Adjustments to reconcile net income to net cash used in operating activities:
Equity income - Pacific Crest Bank	(8,542)	(6,451)	(6,338)
Net change to other assets and other liabilities	(8)	239	(377)
Net cash used in operating activities	(1,188)	(827)	(1,445)

Investing activities:
Proceeds from sales of investment securities	—	10,000	—
Dividends received from Pacific Crest Bank	3,200	3,000	2,200
Net cash provided by investing activities	3,200	13,000	2,200

Financing activities:
(Decrease) increase in securities sold under repurchase agreements	—	(6,500)	1,000
Proceeds from issuances of common stock in treasury	610	126	143
Purchases of common stock in treasury, at cost	(1,388)	(2,013)	(1,149)
Cash dividends paid	(874)	(787)	(706)
Net cash used in financing activities	(1,652)	(9,174)	(712)

Net increase in cash and cash equivalents	360	2,999	43
Cash and cash equivalents at beginning of year	3,226	227	184
Cash and cash equivalents at end of year	$3,586	$3,226	$227

Note 26.  Selected Quarterly Financial Data (Unaudited)

The following table presents selected quarterly financial data for the periods indicated (in thousands, except per share data):

	Year Ended December 31, 2002
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$10,064	$10,484	$10,430	$10,364
Interest expense	3,745	4,280	4,738	5,132
Net interest income	6,319	6,204	5,692	5,232
Provision for loan losses	46	175	150	100
Non-interest income	453	544	867	624
Non-interest expense	3,194	3,622	3,347	3,076
Income before income taxes	3,532	2,951	3,062	2,680
Income tax provision	1,387	1,000	1,319	1,157
Net income	$2,145	$1,951	$1,743	$1,523

Earnings per common share:
Basic	$0.44	$0.40	$0.36	$0.31
Diluted	$0.40	$0.36	$0.33	$0.29

	Year Ended December 31, 2001
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$10,856	$11,323	$11,746	$12,728
Interest expense	5,444	6,552	7,225	8,323
Net interest income	5,412	4,771	4,521	4,405
Provision for loan losses	430	150	40	40
Non-interest income	897	536	559	539
Non-interest expense	3,703	2,848	2,716	2,594
Income before income taxes	2,176	2,309	2,324	2,310
Income tax provision	810	989	971	964
Net income	$1,366	$1,320	$1,353	$1,346

Earnings per common share:
Basic	$0.28	$0.27	$0.27	$0.27
Diluted	$0.26	$0.25	$0.25	$0.25

Note 27.  Subsequent Event

On March 20, 2003, the Company announced that it had issued $13,330,000 of trust preferred securities (the “New Trust Preferred Securities”) in a private placement offering.  Estimated net proceeds to the Company from the offering after expenses were $13,320,000.  There were no commissions or expenses charged by the underwriter on this transaction.  The New Trust Preferred Securities were issued by a newly established subsidiary of the Company, Pacific Crest Capital Trust I.   The New Trust Preferred Securities have a maturity of 30 years, but are redeemable (callable) by Pacific Crest Capital, Inc. in part or in total at par after five years.  The New Trust Preferred Securities have a fixed interest rate of 6.335% during the first five years, after which the interest rate will float and reset quarterly at the three-month Libor rate plus 3.25%.

ITEM 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

ITEM 10.       Directors and Executive Officers of the Registrant

The Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2003 (the “Proxy Statement”), is to be filed with the SEC within 120 days after December 31, 2002.  The information required by Item 10 will appear in the Proxy Statement under the captions “Election of Director” and “Executive Officers” and is incorporated herein by reference..

ITEM 11.       Executive Compensation

The information required by Item 11 will appear in the Proxy Statement under the captions “Director Compensation,” “Executive Compensation,” and  “Certain Relationships and Related Transactions - Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

ITEM 12.       Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 will appear in the Proxy Statement under the captions “Beneficial Ownership of Principal Shareholders and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference.

ITEM 13.       Certain Relationships and Related Transactions

The information required by Item 13 will appear in the Proxy Statement under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 14.       Controls and Procedures

(a)           Based on their evaluation of the Company’s disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended) are effective.

(b)           There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

ITEM 15.       Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(a)           1 and 2. Financial Statements

The listing of financial statements required by this item is set forth on the Index to Consolidated Financial Statements included under Item 8. “Financial Statements and Supplementary Data” as part of this report. All schedules have been omitted because the required information is not applicable or has been included in the Consolidated Financial Statements and related notes.

(b)           Reports on Form 8-K

On October 25, 2002, the Company filed a Form 8-K with the Securities and Exchange Commission dated October 17, 2002, announcing that the Company’s Board of Directors had approved a 2-for-1 stock split, to be effected in the form of a 100% stock dividend.  The additional shares would be distributed on November 12, 2002 to shareholders of record at the close of business on October 30, 2002.

(c)           List of Exhibits

Number	Description

3(i).1	Amended and restated Certificate of Incorporation (1)
3(ii).1	Amended and restated Bylaws of Pacific Crest Capital, Inc. (1)
4.1	Subordinated Indenture dated as of September 22, 1997, by and between Pacific Crest Capital and Wilmington Trust Company, as indenture trustee (10)
4.2	Officers’ Certificate and Company Order dated September 22, 1997 (10)
4.3	Certificate of Trust of PCC Trust I dated August 18, 1997 (10)
4.4	Trust Agreement of PCC Trust I dated as of August 18, 1997 (10)
4.5	Certificate of Amendment to Certificate of Trust of PCC Trust I dated August 20, 1997 (10)
4.6	Amended and Restated Trust Agreement of PCC Capital I, dated as of September 22, 1997 (10)
4.7	Form of Trust Preferred Certificate of PCC Capital I (included as an exhibit to exhibit 4.6) (10)
4.8	Form of Common Securities Certificate of PCC Capital I (included as an exhibit to exhibit 4.6) (10)
4.9	Guarantee Agreement dated as of September 22, 1997 (10)
4.10	Agreement as to Expenses and Liabilities (10)
10.1	Form of Indemnification Agreement (3) *
10.2	Pacific Crest Capital, Inc. 1993 Equity Incentive Plan, as amended (5) *
10.3	Pacific Crest Capital, Inc. Retirement Plan and Trust (3) *
10.4	1994 Employee Stock Purchase Plan , as amended (6) *
10.5	Form of Split Dollar Agreement (3) *
10.6	Pacific Crest Capital, Inc. Supplemental Executive Retirement Plan (3) *
10.7	Form of Distribution Agreement (1)
10.8	Form of Tax Sharing Agreement between Pacific Crest Capital, Inc. and The Foothill Group, Inc. (3)
10.9	Office lease between 9320 Wilshire Associates and Pacific Crest Bank, dated May 16, 2001 (Beverly Hills Branch) (12)
10.10	Office lease between Gulf Construction Company and Pacific Crest Bank, dated December 4, 1998 (San Diego Branch) (12)
10.11	Office lease between Robert Sarno, Trustee and Frances Sarno, Trustee and Pacific Crest Bank, dated December 31, 1997 (Encino Branch) (12)
10.12	Office lease between The Klussman Family Trust and Pacific Crest Bank, dated December 16, 1998 (Agoura Hills Corporate Office) (12)
10.13	Office lease between American Brewing Company, Ltd. and Pacific Crest Bank, dated October 17, 2000 (San Diego SBA Loan Production Office) (12)
10.14.1	Employment Agreement between the Company and Gary Wehrle (12) *
10.14.2	Employment Agreement between the Company and Barry Otelsberg (4) *
10.14.3	Employment Agreement between the Company and Lyle Lodwick (4) *
10.14.4	Employment Agreement between the Company and Robert J. Dennen (4) *
10.14.5	Employment Agreement between the Company and Gonzalo Fernandez (7) *
10.14.6	Employment Agreement between the Company and M. Carolyn Reinhart (11) *
10.14.7	Employment Agreement between the Company and Kimberlee von Disterlo (13)*
10.15	1996 Non-Employee Directors’ Stock Plan (8)*
21.1	Subsidiaries of the Registrant (2)
23.1	Consent of Independent Auditors (2)
25.1	Form T-1 Statement of Eligibility of Wilmington Trust Company to act as Trustee under the Subordinated Indenture (9)
25.2	Form T-1 Statement of Eligibility of Wilmington Trust Company to act as Trustee under the Amended and Restated Trust Agreement (9)
25.3	Form T-1 Statement of Eligibility of Wilmington Trust Company to act as Trustee under the Trust Preferred Securities Guarantee Agreements (9)

* Management contracts and compensatory plan or arrangements.

Notes

(1)	Incorporated herein by reference from Registrant’s Amendment No. 2 to Form S-1 Registration Statement No. 33-68718, filed December 3, 1993.
(2)	Filed herewith.
(3)	Incorporated herein by reference from Registrant’s Amendment No. 1 to Form S-1 Registration Statement No. 33-68718, filed October 28, 1993.
(4)	Incorporated herein by reference from Registrant’s Annual Report on Form 10-K dated December 31, 1993, filed March 31, 1994.
(5)	Incorporated herein by reference from Registrant’s Proxy Statement, filed April 14, 1999.
(6)	Incorporated herein by reference from Registrant’s Form S-8 Registration Statement No. 333-74736 filed December 7, 2001.
(7)	Incorporated herein by reference from Registrant’s Annual Report on Form 10-K dated December 31, 1994 filed March 30, 1995
(8)	Incorporated herein by reference from Registrant’s Form S-8 Registration Statement No. 333-23849, filed March 23, 1997.
(9)	Incorporated herein by reference from Registrant’s Form S-2 Registration Statement No. 333-34257, filed August 22, 1997.
(10)	Incorporated herein by reference from Registrant’s Annual Report on Form 10-K dated December 31, 1997, filed March 27, 1998.
(11)	Incorporated herein by reference from Registrant’s Annual Report on Form 10-K dated December 31, 1998, filed March 23, 1999.
(12)	Incorporated herein by reference from Registrant’s Quarterly Report on Form 10-Q dated June 30, 2001, filed August 14, 2001.
(13)	Incorporated herein by reference from Registrant’s Quarterly Report on Form 10-Q dated March 31, 2002, filed May 14, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC CREST CAPITAL, INC.

	By:	GARY WEHRLE
Gary Wehrle Chairman of the Board, President and Chief Executive Officer

Date: March 26, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ GARY WEHRLE	Chairman of the Board, President and Chief Executive Officer	March 26, 2003
Gary Wehrle
(Principal Executive Officer)

/s/ ROBERT J. DENNEN	Senior Vice President, Chief Financial Officer and Secretary	March 26, 2003
Robert J. Dennen
(Principal Financial and Accounting Officer)

/s/ RUDOLPH I. ESTRADA	Director	March 21, 2003
Rudolph I. Estrada

/s/ MARTIN J. FRANK	Director	March 22, 2003
Martin J. Frank

/s/ RICHARD S. ORFALEA	Director	March 25, 2003
Richard S. Orfalea

/s/ STEVEN J. ORLANDO	Director	March 24, 2003
Steven J. Orlando

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Gary Wehrle, certify that:

1.               I have reviewed this annual report on Form 10-K of Pacific Crest Capital, Inc.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 26, 2003	/s/ GARY WEHRLE
Gary Wehrle
Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Robert J. Dennen, certify that:

1.               I have reviewed this annual report on Form 10-K of Pacific Crest Capital, Inc.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 26, 2003	/s/ROBERT J. DENNEN
Robert J. Dennen
Chief Financial Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of Pacific Crest Capital, Inc. (the “Company”) for the year ended December 31, 2002, as filed with the Securities and Exchange Commission (the “Report”), we, Gary Wehrle, Chief Executive Officer, and Robert J. Dennen, Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)                The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)                The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:	March 26, 2003	/s/GARY WEHRLE
Gary Wehrle
Chief Executive Officer

Date:	March 26, 2003	/s/ROBERT J. DENNEN
Robert J. Dennen
Chief Financial Officer