Form 10-Q
period 2003-03-31
PACIFIC CREST CAPITAL INC
filed 2003-05-15
CIK 912048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

(818) 865-3300
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)  Yes ☐  No ☒

As of April 30, 2003, the number of shares outstanding of the registrant’s $.01 par value Common Stock was  4,731,342.

9.375% Cumulative Trust Preferred Securities of PCC Capital I

Guarantee of Pacific Crest Capital, Inc. with respect to the

9.375% Cumulative Trust Preferred Securities of PCC Capital I

PACIFIC CREST CAPITAL,  INC.

MARCH 31, 2003 FORM 10-Q

PACIFIC CREST CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	March 31, 2003	December 31, 2002
	(Unaudited)	(Audited)
Assets
Cash	$4,038	$3,199
Securities purchased under resale agreements	2,734	7,802
Cash and cash equivalents	6,772	11,001
Investment securities available for sale, at market	132,109	73,418
Unsettled mortgage-backed securities trades	—	56,672
Loans:
Loans held for investment	435,053	432,196
Loans held for sale	21,316	23,734
Gross loans	456,369	455,930
Deferred loan costs (fees)	196	197
Allowance for loan losses	(8,635)	(8,585)
Net loans	447,930	447,542
Other assets:
Investment in FHLB stock	9,129	6,306
Deferred income taxes, net	3,449	3,596
Accrued interest receivable	2,507	2,353
Prepaid expenses and other assets	2,056	1,749
Premises and equipment	1,031	1,107
Total other assets	18,172	15,111
Total assets	$604,983	$603,744

Liabilities
Deposits:
Non-interest-bearing checking	$3,122	$2,800
Interest-bearing checking	13,879	13,214
Total checking accounts	17,001	16,014
Savings accounts	135,287	128,420
Certificates of deposit	208,747	215,062
Total deposits	361,035	359,496
Borrowings:
FHLB advances	160,000	120,000
Trust preferred securities	30,580	17,250
Total borrowings	190,580	137,250
Accrued interest payable and other liabilities	7,286	5,807
Accounts payable for unsettled securities trades	—	56,012
Total liabilities	558,901	558,565

Shareholders’ Equity
Common stock, $.01 par value (10,000,000 shares authorized, 5,973,060 shares issued at March 31, 2003 and December 31, 2002)	60	60
Additional paid-in capital	27,402	27,471
Retained earnings	27,514	25,628
Accumulated other comprehensive income	1,052	1,296
Common stock in treasury, at cost (1,143,454 shares at March 31, 2003 and 1,119,418 shares at December 31, 2002)	(9,946)	(9,276)
Total shareholders’ equity	46,082	45,179
Total liabilities and shareholders’ equity	$604,983	$603,744

Tangible book value per common share	$9.54	$9.31

See accompanying Notes to Consolidated Financial Statements.

PACIFIC CREST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2003	2002
Interest income:
Loans	$8,563	$9,503
Securities purchased under resale agreements	9	103
Investment securities available for sale	1,279	758
Total interest income	9,851	10,364

Interest expense:
Deposits:
Checking accounts	48	63
Savings accounts	506	701
Certificates of deposit	1,626	2,990
Total interest on deposits	2,180	3,754
Borrowings:
FHLB advances	1,055	311
Term borrowings	—	663
Trust preferred securities	433	404
Total interest on borrowings	1,488	1,378
Total interest expense	3,668	5,132

Net interest income	6,183	5,232
Provision for loan losses	50	100
Net interest income after provision for loan losses	6,133	5,132

Non-interest income:
Loan prepayment and late fee income	157	206
Gain on sale of SBA 7(a) loans	381	—
Gain on sale of SBA 504 loans and broker fee income	73	132
Gain on sale of investment securities	20	—
Other income	281	286
Total non-interest income	912	624

Non-interest expense:
Salaries and employee benefits	2,250	2,181
Net occupancy expenses	431	405
Communication and data processing	207	246
Legal, audit, and other professional fees	184	(1)
Travel and entertainment	114	107
Other expenses	180	138
Total non-interest expense	3,366	3,076

Income before income taxes	3,679	2,680
Income tax provision	1,550	1,157
Net income	$2,129	$1,523

Earnings per common share:
Basic	$0.44	$0.31
Diluted	$0.40	$0.29

See accompanying Notes to Consolidated Financial Statements.

PACIFIC CREST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(dollars and shares in thousands)

					Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Common Stock		Common Stock in Treasury
	Shares	Amount	Shares	Amount

Balance at December 31, 2001	5,973	$60	(1,133)	$(8,777)	$27,750	$19,140	$(198)	$37,975

Comprehensive income:
Net income	—	—	—	—	—	7,362	—	7,362
Unrealized gains on the following, net of income taxes:
Investment securities	—	—	—	—	—	—	1,111	1,111
Unsettled mortgage-backed securities trades	—	—	—	—	—	—	383	383
Total comprehensive income								8,856
Issuances of common stock in treasury:
Employee stock purchase plan	—	—	7	55	(4)	—	—	51
Non-employee directors’ stock purchase plan	—	—	4	31	21	—	—	52
Employee stock option plan	—	—	101	803	(296)	—	—	507
Purchase of common stock in treasury	—	—	(98)	(1,388)	—	—	—	(1,388)
Cash dividends paid ($0.18 per share)	—	—	—	—	—	(874)	—	(874)
Balance at December 31, 2002	5,973	$60	(1,119)	$(9,276)	$27,471	$25,628	$1,296	$45,179

Comprehensive income:
Net income	—	—	—	—	—	2,129	—	2,129
Unrealized loss on investment securities available for sale, net of income taxes	—	—	—	—	—	—	(244)	(244)
Total comprehensive income								1,885
Issuances of common stock in treasury:
Employee stock purchase plan	—	—	6	47	13	—	—	60
Non-employee directors’ stock purchase plan	—	—	1	6	7	—	—	13
Employee stock option plan	—	—	25	210	(89)	—	—	121
Purchase of common stock in treasury	—	—	(56)	(933)	—	—	—	(933)
Cash dividends paid ($0.05 per share)	—	—	—	—	—	(243)	—	(243)
Balance at March 31, 2003	5,973	$60	(1,143)	$(9,946)	$27,402	$27,514	$1,052	$46,082

See accompanying Notes to Consolidated Financial Statements.

PACIFIC CREST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2003	2002
Operating activities:
Net income	$2,129	$1,523
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	50	100
Gain on sale of SBA 7(a) loans held for sale	(381)	—
Gain on sale of SBA 504 loans held for sale	(39)	—
(Gain) loss on sale of investment securities	(20)	—
Depreciation and amortization of premises and equipment	100	99
Amortization (accretion) of deferred loan costs (fees)	(9)	3
Amortization of premium on investment securities	373	227
Dividends on FHLB stock	(84)	(22)
Deferred income tax expense (benefit)	323	23
Proceeds from sales of SBA 7(a) loans held for sale	4,340	—
Proceeds from sales of SBA 504 loans held for sale	732	—
Originations of SBA 7(a) loans held for sale	(2,161)	(1,457)
Originations of SBA 504 loans held for sale	(205)	—
Increase in accrued interest receivable	(154)	(157)
Increase in prepaid expenses and other assets	(125)	(87)
Increase (decrease) in accrued interest payable and other liabilities	1,479	(787)
Net cash provided by (used in) operating activities	6,348	(535)

Investing activities:
Purchases of mortgage-backed securities	(71,410)	(25,462)
Principal payments on mortgage-backed securities	11,486	6,413
Proceeds from sale of corporate debt security	1,120	—
Originations of loans held for investment	(25,806)	(21,097)
Purchases of loans held for investment	—	(2,025)
Principal payments on loans	22,909	32,529
Purchases of FHLB stock	(2,739)	—
Purchases of premises and equipment, net	(24)	(86)
Net cash used in investing activities	(64,464)	(9,728)

Financing activities:
Net increase in checking accounts	987	3,924
Net increase (decrease) in savings accounts	6,867	(2,636)
Net (decrease) increase in certificates of deposit	(6,315)	1,626
Net increase in FHLB advances	40,000	—
Net increase in trust preferred securities	13,330	—
Proceeds from issuances of common stock in treasury	194	166
Purchase of common stock in treasury, at cost	(933)	(223)
Cash dividends paid	(243)	(194)
Net cash provided by financing activities	53,887	2,663

Net decrease in cash and cash equivalents	(4,229)	(7,600)
Cash and cash equivalents at beginning of year	11,001	18,682
Cash and cash equivalents at end of period	$6,772	$11,082

See accompanying Notes to Consolidated Financial Statements.

PACIFIC CREST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(Unaudited)

Note 1.  Basis of Presentation

The interim consolidated financial statements included herein have been prepared by Pacific Crest Capital, Inc., without audit, in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted pursuant to such SEC rules and regulations.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The consolidated financial statements include the accounts of Pacific Crest Capital, Inc. (“Pacific Crest” or the “Parent”) and its wholly owned subsidiaries, Pacific Crest Bank (the “Bank”), PCC Capital I (“PCC Capital”), and Pacific Crest Capital Trust I (“PCC Trust I”), which together are referred to as the “Company”.   All significant intercompany transactions and balances have been eliminated.  Certain reclassifications have been made to prior period consolidated financial statements in order to conform to the current period presentation.

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

The stock split resulted in the issuance of 2,986,530 shares of common stock.  Par value of the stock remained unchanged at $0.01 per share.  Accordingly, the Company recorded the transaction on November 12, 2002 and increased “Common stock” by $29,865, with an offsetting reduction to “Additional paid-in capital” in the same amount.  The effect of the stock split has been recognized in “Common stock” and “Additional paid-in capital” on the Consolidated Balance Sheets, as well as in all share and per share amounts in the Consolidated Financial Statements.

Note 3.   Supplemental Disclosure of Cash Flow Information

For purposes of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, cash and cash equivalents include “Cash” and “Securities purchased under resale agreements.”  Supplemental disclosure of cash flow information is as follows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2003	2002
Cash paid during the period for:
Interest	$3,655	$5,056
Income taxes	150	675

Note 4.   Computation of Tangible Book Value Per Common Share

Tangible book value per common share was calculated by dividing total shareholders’ equity by the number of common shares issued less common shares held in treasury.  The tables below present the computation of tangible book value per common share as of the dates indicated (in thousands, except share data):

	March 31, 2003	December 31, 2002

Total shareholders’ equity	$46,082	$45,179

Common shares issued	5,973,060	5,973,060
Less: common shares held in treasury	(1,143,454)	(1,119,418)
Common shares outstanding	4,829,606	4,853,642

Tangible book value per common share	$9.54	$9.31

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

The tables below present the basic and diluted earnings per common share computations for the periods indicated (dollars and shares in thousands, except per share data):

	Three Months Ended March 31,
	2003	2002

Net income	$2,129	$1,523

Basic weighted average common shares outstanding(1)	4,856	4,849
Dilutive effect of potential common share issuances from stock options(1)	526	447
Diluted weighted average common shares outstanding(1)	5,382	5,296

Earnings per common share(1):
Basic	$0.44	$0.31
Diluted	$0.40	$0.29

(1) March 31, 2002 share and per share amounts adjusted to reflect the 2-for-1 stock split distributed November 12, 2002.

Note 6.   Investment Securities

The Company has classified its investment securities as available for sale, which are recorded at market value.  Unrealized gains or losses on securities available for sale are excluded from earnings and reported in “Accumulated other comprehensive income (loss),” net of tax effect, as a separate component of Shareholders’ Equity.  The following tables present the amortized cost and estimated fair values of investment securities as of the dates indicated (in thousands):

	Amortized Cost			Estimated Fair Value	Weighted Average Yield
		Gross Unrealized
		Gains	Losses
March 31, 2003
Investment securities available for sale:
Mortgage-backed securities	$128,015	$2,276	$—	$130,291	4.77%
Corporate debt securities	2,279	—	(461)	1,818	3.04%
Total investment securities	$130,294	$2,276	$(461)	$132,109	4.74%

December 31, 2002
Investment securities available for sale:
Mortgage-backed securities	$68,466	$2,050	$—	$70,516	4.34%
Corporate debt securities	3,377	—	(475)	2,902	4.07%
Total investment securities	$71,843	$2,050	$(475)	$73,418	4.33%

Unsettled mortgage-backed securities trades	$56,012	660	$—	$56,672	N/A

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

The Company’s investment securities portfolio at March 31, 2003 consisted of fixed rate investments in mortgage-backed securities issued by Ginnie Mae (“GNMA”) and Fannie Mae (“FNMA”) (together the “mortgage-backed securities”), as well as adjustable rate investments in corporate debt securities.  As of March 31, 2003, the Company’s entire investment securities portfolio was scheduled to mature after ten years.  However, the average life of the Company’s mortgage-backed securities portfolio may be shorter due to principal prepayments.

At March 31, 2003, the Company had mortgage-backed securities with an aggregate market value of $78.0 million assigned to its FHLB borrowing facility, against which the FHLB would lend $75.9 million.  Of this latter amount, $21.7 million had been utilized by the Company to secure outstanding FHLB advances at March 31, 2003, leaving $54.2 million in mortgage-backed securities available as collateral for future FHLB advances.  No mortgage-backed securities were pledged to secure borrowings at December 31, 2002.

Note 7.   Loans

The following table presents the composition of the Company’s gross loan portfolio as of the dates indicated (in thousands):

	March 31, 2003	December 31, 2002
Income property loans:
Non-residential real estate loans	$391,059	$386,691
Multi-family residential loans	23,257	24,535
Total income property loans	414,316	411,226

SBA business loans:
7(a) loans - guaranteed portion	19,398	21,314
7(a) loans - unguaranteed portion	11,408	10,969
Total 7(a) loans	30,806	32,283
504 first lien loans	2,603	3,113
504 second lien loans	1,541	1,886
Total 504 loans	4,144	4,999
Total SBA business loans	34,950	37,282

Other loans:
Commercial business/other loans	7,103	7,127
Single-family residential loans	—	295
Total other loans	7,103	7,422

Total gross loans	$456,369	$455,930

The following table presents the Company’s income property loans by collateral concentration of March 31, 2003 (dollars in thousands):

	Owner Occupied	Tenant Occupied	Total	Number of Loans	Average Loan Size
Non-residential real estate loans:
Neighborhood retail centers	$6,972	$220,236	$227,208	250	$909
Mixed use properties	3,164	43,304	46,468	58	801
Automotive related properties	5,175	25,314	30,489	40	762
Business office buildings	5,445	21,698	27,143	32	848
Industrial warehouse facilities	5,179	21,786	26,965	40	674
Single purpose properties	2,391	16,910	19,301	35	551
Industrial manufacturing facilities	1,402	6,723	8,125	12	677
Medical care facilities	1,343	3,505	4,848	6	808
Land	512	—	512	1	512
Total non-residential real estate loans	31,583	359,476	391,059	474	825
Multi-family residential loans	—	23,257	23,257	33	705
Total income property loans	$31,583	$382,733	$414,316	507	$817

PACIFIC CREST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(Unaudited)

The following table presents the Company’s income property loans by geographic concentration as of March 31, 2003 (dollars in thousands):

	Percent of Total	Amount	Number of Loans	Average Loan Size
Southern California Counties
Los Angeles County:
Los Angeles County North	10.9%	$45,248	71	$637
Los Angeles County South	7.9%	32,591	46	709
Los Angeles County East	5.8%	24,065	30	802
Los Angeles County West	4.5%	18,616	23	809
Jefferson Park, Crenshaw, Leimert Park	2.9%	11,935	14	853
Hollywood, Silverlake, Glassell Park	2.1%	8,830	13	679
South Los Angeles City, Inglewood	1.6%	6,580	8	823
Mid-City, Koreatown, Westlake	1.4%	5,777	10	578
Downtown Area, Chinatown	0.5%	1,960	1	1,960
Los Angeles County Other	5.1%	21,198	32	662
Total Los Angeles County	42.7%	176,800	248	713

Outside of Los Angeles County:
Orange	12.6%	52,301	61	857
Riverside	4.8%	20,066	21	956
San Bernardino	4.8%	19,747	22	898
San Diego	4.1%	16,819	19	885
Ventura	2.8%	11,762	11	1,069
All other counties (2)	0.2%	881	2	441
Total outside of Los Angeles County	29.3%	121,576	136	894

Total Southern California Counties	72.0%	298,376	384	777

Northern California Counties
Sacramento	1.7%	7,247	9	805
Santa Clara	1.7%	6,984	9	776
Sonoma	0.9%	3,775	4	944
Solano	0.8%	3,489	4	872
Alameda	0.5%	2,013	3	671
Shasta	0.3%	1,226	1	1,226
Butte	0.3%	1,215	1	1,215
All other counties (10) less than $1.2 million	1.3%	5,375	11	489
Total Northern California Counties	7.6%	31,324	42	746

Total California	79.6%	329,700	426	774

Outside of California
Arizona	10.2%	42,080	34	1,238
Texas	4.5%	18,530	13	1,425
Washington	1.6%	6,727	9	747
Nevada	1.6%	6,642	7	949
Oregon	0.9%	3,686	10	369
All other states (7) less than $1.6 million	1.7%	6,951	8	869
Total outside of California	20.4%	84,616	81	1,045

Total income property loans	100.0%	$414,316	507	$817

The following table presents the Company’s SBA business loans by geographic concentration as of March 31, 2003 (dollars in thousands):

	Percent of Total	Amount	Number of Loans	Average Loan Size
Southern California Counties
Los Angeles County:
Los Angeles County North	9.9%	$3,468	16	$217
Los Angeles County South	7.9%	2,755	11	250
Los Angeles County East	4.7%	1,654	10	165
Los Angeles County West	0.8%	282	1	282
Jefferson Park, Crenshaw, Leimert Park	1.6%	552	3	184
Mid-City, Koreatown, Westlake	0.5%	186	1	186
South Los Angeles City, Inglewood	0.2%	63	1	63
Los Angeles County Other	4.4%	1,533	8	192
Total Los Angeles County	30.0%	10,493	51	206

Outside of Los Angeles County:
San Diego	33.0%	11,541	68	170
Orange	12.6%	4,400	15	293
Riverside	3.8%	1,344	9	149
San Bernardino	2.5%	857	4	214
Ventura	1.4%	491	4	123
San Luis Obispo	0.3%	119	1	119
Santa Barbara	0.3%	108	1	108
Total outside of Los Angeles County	54.0%	18,860	102	185

Total Southern California Counties	84.0%	29,353	153	192

Northern California Counties
San Mateo	3.0%	1,061	4	265
Stanislaus	1.1%	382	1	382
San Francisco	0.9%	320	1	320
Sacramento	0.9%	306	2	153
Butte	0.8%	272	2	136
Contra Costa	0.5%	191	1	191
Madera	0.3%	109	1	109
Total Northern California Counties	7.6%	2,641	12	220

Total California	91.5%	31,994	165	194

Outside of California
Oregon	5.4%	1,897	8	237
Washington	2.8%	977	5	195
Arizona	0.2%	82	1	82
Total outside of California	8.5%	2,956	14	211

Total SBA business loans	100.0%	$34,950	179	$195

Note 8. Loans Held for Sale

The table below presents the Company’s U.S. Small Business Administration (“SBA”) loans held for sale as of the dates indicated (in thousands):

	March 31, 2003	December 31, 2002
SBA 7(a) guaranteed loans	$18,713	$20,621
SBA 504 first lien loans	2,603	3,113
Total SBA loans held for sale	$21,316	$23,734

Note 9. FHLB Advances

The tables below describe the attributes of the Company’s Federal Home Loan Bank (“FHLB”) advances as of  the dates indicated (dollars in thousands):

	March 31, 2003
Borrowing Date	Amount	Rate	Original Term	Maturity Date
Long-term, fixed rate advances:
November 2001	$20,000	3.01%	24 months	November 2003
July 2002	20,000	2.29%	18 months	January 2004
November 2001	20,000	3.30%	30 months	May 2004
July 2002	10,000	2.68%	24 months	July 2004
January 2003	30,000	2.28%	30 months	July 2005
August 2002	20,000	3.03%	36 months	August 2005
October 2002	30,000	3.06%	36 months	October 2005
March 2003	10,000	2.16%	36 months	March 2006
Total FHLB advances	$160,000	2.76%

	March 31, 2003
Borrowing Date	Amount	Rate	Original Term	Maturity Date
Long-term, fixed rate advances:
November 2001	$20,000	3.01%	24 months	November 2003
July 2002	20,000	2.29%	18 months	January 2004
November 2001	20,000	3.30%	30 months	May 2004
July 2002	10,000	2.68%	24 months	July 2004
August 2002	20,000	3.03%	36 months	August 2005
October 2002	30,000	3.06%	36 months	October 2005
Total FHLB advances	$120,000	2.93%

As of March 31, 2003, the Company’s FHLB advances were secured by income property loans and mortgage-backed securities.  As of December 31, 2002, the Company’s FHLB advances were secured only by income property loans.  As of March 31, 2003 and December 31, 2002, the Company’s required investment in FHLB stock was $9.1 million and $6.3 million, respectively.

During the first quarter of 2003, the Company obtained long-term advances from the FHLB totaling $40.0 million with a weighted average interest rate of 2.25% and terms of 30-36 months.

Note 10.   Trust Preferred Securities

On March 20, 2003, the Company announced that a newly established subsidiary of the Parent, Pacific Crest Capital Trust I (“PCC Trust I”), had issued $13,330,000 of trust preferred securities in a private placement offering.  There were no commissions or expenses charged by the underwriter on this transaction.  The trust preferred securities have a maturity of 30 years, but are callable by the Company in part or in total at par after five years.  The trust preferred securities have a fixed interest rate of 6.335% during the first five years, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus 3.25%.  Interest is to be paid quarterly on March 30, June 30, September 30, and December 30.

On April 23, 2003, the Company announced that another newly established subsidiary of the Parent, Pacific Crest Capital Trust II (“PCC Trust II”), had issued $6,000,000 of trust preferred securities in a private placement offering.  There were no commissions or expenses charged by the underwriter on this transaction.  The trust preferred securities  have a maturity of 30 years, but are callable by the Company in part or in total at par after five years.  The trust preferred securities have a fixed interest rate of 6.58% during the first five years, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus 3.15%.  Interest is to be paid quarterly on January 30, April 30, July 30, and October 30.

Concurrent with the issuances of these trust preferred securities , bothPCC Trust I and PCC Trust II invested the offering proceeds in junior subordinated debentures issued by Pacific Crest, bearing interest at the same terms as the trust preferred securities.  Pacific Crest, in turn, lent the money to the Bank, which used the funds to purchase GNMA mortgage-backed securities.

The interest on the junior subordinated debentures paid by Pacific Crest to  both PCC Trust I and PCC Trust II represents the sole revenue of PCC Trust I and PCC Trust II and the sole source of dividend distributions to the holders of the trust preferred securities .  Pacific Crest fully and unconditionally guaranteed all of the obligations of both PCC Trust I and PCC Trust II.

The trust preferred securities  are presented on the Company’s Consolidated Balance Sheets under the caption “Trust preferred securities.”  The dividends distributed on the trust preferred securities are recorded as “Interest expense – trust preferred securities” on the Company’s Consolidated Statements of Income.

Note 11. Stock Options

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

	Three Months Ended March 31,
	2003	2002

Net income:
As reported	$2,129	$1,523
Pro forma	2,076	1,480
Basic earnings per common share(1):
As reported	$0.44	$0.31
Pro forma	0.43	0.31
Diluted earnings per common share(1):
As reported	$0.40	$0.29
Pro forma	0.39	0.28
Weighted average common shares outstanding(1):
Basic	4,856	4,849
Diluted	5,382	5,296
Assumptions:
Dividend yield	1.45%	1.30%
Expected volatility	25%	25%
Risk free interest rate	3.50%	3.50%
Expected life	7.0 years	7.0 years

(1) March 31, 2002 share and per share amounts adjusted to reflect the 2-for-1 stock split distributed November 12, 2002.

Note 12. Recent Accounting Pronouncements

In December of 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation —Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS 148”). SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002 and did not have a material impact on the Company’s consolidated financial position or results of operations.

In November of 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others (“FIN 45”), which clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor’s accounting for and disclosures of certain guarantees issued. FIN 45 requires enhanced disclosures for certain guarantees. FIN 45 also requires certain guarantees that are issued or modified after December 31, 2002, to be initially recorded on the balance sheet at fair value. For guarantees issued on or before December 31, 2002, liabilities are recorded when and if payments become probable and estimable. The adoption of FIN 45 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major factors that influenced the consolidated results of operations and financial condition of the Company for the period ended March 31, 2003. This analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission, and with the unaudited financial statements and notes as set forth in this report.

OVERVIEW

Forward-Looking Information

Certain matters discussed under this caption may constitute forward-looking statements under Section 27A of the Securities Act and Section 21E of the Securities Exchange Act.  There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because the business of the Company involves inherent risks and uncertainties.  These risks include, but are not limited to, general economic conditions nationally and in California, unanticipated credit losses in the Company’s loan portfolio, rapid changes in interest rates, and other risks discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Issuances of Trust Preferred Securities

On March 20, 2003, the Company announced that a newly established subsidiary of the Parent, Pacific Crest Capital Trust I (“PCC Trust I”), had issued $13,330,000 of trust preferred securities in a private placement offering.  There were no commissions or expenses charged by the underwriter on this transaction.  The trust preferred securities have a maturity of 30 years, but are callable by the Company in part or in total at par after five years.  The trust preferred securities have a fixed interest rate of 6.335% during the first five years, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus 3.25%.  Interest is to be paid quarterly on March 30, June 30, September 30, and December 30.

On April 23, 2003, the Company announced that another newly established subsidiary of the Parent, Pacific Crest Capital Trust II (“PCC Trust II”), had issued $6,000,000 of trust preferred securities in a private placement offering.  There were no commissions or expenses charged by the underwriter on this transaction.  The trust preferred securities  have a maturity of 30 years, but are callable by the Company in part or in total at par after five years.  The trust preferred securities have a fixed interest rate of 6.58% during the first five years, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus 3.15%.  Interest is to be paid quarterly on January 30, April 30, July 30, and October 30.

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

The effect of the stock split has been recognized in “Common stock” and “Additional paid-in capital,” as well as in all share and per share amounts in the financial tables and text of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Capital

As of March 31, 2003, Pacific Crest’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 10.04%, 13.63%, and 18.42%, respectively.  The Bank’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 9.79%, 13.25%, and 14.51%, respectively.  These ratios placed Pacific Crest  and the Bank in the “well-capitalized” category as defined by federal regulations, which require corresponding capital ratios of 5%, 6% and 10%, respectively,  to qualify for that designation.

Dividends

On April 15, 2003, the Company announced that the Board of Directors had declared a cash dividend of $0.06 per common share for the second quarter of 2003.  The dividend will be paid on June 13, 2003, to shareholders of record at the close of business on May 30, 2003.

On January 23, 2003, the Company announced that the Board of Directors had declared a cash dividend of $0.05 per common share for the first quarter of 2003.  The dividend was paid on March 14, 2003 to shareholders of record at the close of business on February 28, 2003. The total amount of cash dividends paid during the three months ended March 31, 2003 was $243,000.

Stock Repurchase Plan

During the three months ended March 31, 2003, pursuant to its common stock repurchase program, the Company repurchased 55,508 shares of its common stock at an average cost per share of $16.82.  The total amount paid for these shares was approximately $933,000.  During the same period, the Company utilized repurchased shares for all of its common stock issuances under the Company’s employee stock purchase plan, non-employee directors stock purchase plan, and employee stock option plan, which totaled 31,472 shares.  As of March 31, 2003, the Company had 14,692 shares remaining authorized for repurchase under its common stock repurchase program.

On April 9, 2003, the Company announced that its Board of Directors had approved an additional 300,000 shares under the stock repurchase program.

Sale of Interest Rate Cap Agreement

On February 8, 2000, the Company sold its interest rate cap agreement and recognized a deferred gain of $1.8 million, which was reported in the Consolidated Balance Sheets under the caption, “Accrued interest payable and other liabilities”.  The deferred gain is being amortized as a credit to “Interest expense – deposits” over the remaining life of the original interest rate cap agreement, which had a maturity date of June 8, 2003.  During the three months ended March 31, 2003 and 2002, the amount of deferred gain amortization totaled $137,000, which resulted in a reduction in interest expense on deposits.  As of March 31, 2003, the remaining, unamortized deferred gain totaled $103,000 and will be fully amortized during the second quarter of 2003.

Low Interest Rate Environment

During the first three months of 2003, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) left the federal funds target rate unchanged at 1.25%.  During 2002, the Federal Reserve lowered the federal funds target rate by 50 target basis points, and during 2001, the Federal Reserve reduced the federal funds target rate by 475 basis points.  The impact of this cumulative reduction led to a low interest rate environment in 2002 and 2001, which continued into the first three months of 2003, and resulted in (i) downward repricing of the Company’s adjustable rate loans, and (ii) the Company’s lowering of interest rates on all of its deposit products.  Additionally, the interest rates declined on the Company’s adjustable rate investments and borrowings.

Loan Sales

The following table presents the Company’s SBA loan sales for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	Amounts		%
	2003	2002	Change
SBA 7(a) guaranteed loans	$3,946	$—	100.0%
SBA 504 first lien loans	697	—	100.0%
Total SBA loan sales	$4,643	$—	100.0%

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

•                  The Company’s Board of Directors has audit, compensation, and corporate governance/nominating committees comprised solely of independent outside directors.

Additionally, one of the Company’s directors, Rudolph I. Estrada, is a member of the National Association of Corporate Directors and Chairman of the Company’s Nominating and Governance Committee.

The charters of all of the Company’s Board committees require that (1) each committee consist of no fewer than three members of the Board, and (2) all members must be independent outside directors, as defined by Company’s policy for determining independence and the National Association of Securities Dealers, Inc. listing standards.  On April 9, 2003, the non-employee directors of the Board formally reviewed each member of the Board and determined that all of the Board members, except Gary Wehrle, Chairman of the Board, President, and CEO, qualify as independent directors, as required under the various committee charters.  Accordingly, Mr. Wehrle, as an employee director, is not a member of any Board committees.

On April 9, 2003, the non-employee directors of the Board, excluding Steve Orlando, Chairman of the Audit Committee, reviewed the qualifications and experience of Mr. Orlando, and determined that he qualifies as a financial expert under the Company’s current Audit Committee guideline requirements and Section 10A of the Securities Exchange Act of 1934, as amended by the Sarbanes Oxley Act of 2002.

Loan Originations

The following table presents the Company’s loan originations for the periods indicated (dollars in thousands):

	Three Months Ended March 31
	Amounts		%
	2003	2002	Change
Income property loans	$24,965	$20,693	20.6%
SBA business loans:
7(a) - guaranteed portion	2,161	1,457	48.3%
7(a) - unguaranteed portion	683	404	69.1%
Total 7(a) loans	2,844	1,861	52.8%
504 first lien loans	205	—	100.0%
504 second lien loans	158	—	100.0%
Total 504 loans	363	—	100.0%
Total SBA loans	3,207	1,861	72.3%
Total loan originations	$28,172	$22,554	24.9%

RESULTS OF OPERATIONS

The following table presents condensed statements of income and related performance data for the periods indicated and the dollar and percentage changes between the periods (dollars in thousands, except per share data):

	Three Months Ended March 31
	Amounts		Increase (Decrease)
	2003	2002	$	%
Net interest income	$6,183	$5,232	$951	18.2%
Provision for loan losses	50	100	(50)	(50.0)%
Non-interest income	912	624	288	46.2%
Non-interest expense	3,366	3,076	290	9.4%
Income before income taxes	3,679	2,680	999	37.3%
Income tax provision	1,550	1,157	393	34.0%
Net income	$2,129	$1,523	$606	39.8%

Diluted earnings per share(1)	$0.40	$0.29	$0.11	37.9%
Cash dividends per share(1)	$0.05	$0.04	$0.01	25.0%
Return on average equity(2)	19.30%	15.85%
Return on average assets	1.42%	1.10%
Net interest rate spread	4.20%	3.60%
Net interest margin	4.38%	3.90%
Annualized operating expense
to average total assets	2.25%	2.23%
Efficiency ratio	47.58%	52.53%

(1) March 31, 2002 per share amounts adjusted to reflect the 2-for-1 stock split distributed November 12, 2002.

(2) Calculation excludes average accumulated other comprehensive income (loss) from average shareholders’ equity.

Earnings Performance Summary

Three Months Ended March 31, 2003 and 2002

Net income was $2.1 million (or $0.40 per common share on a diluted basis) for the three months ended March 31, 2003, compared to $1.5 million (or $0.29 per common share on a diluted basis) for the corresponding period in 2002.  Pre-tax income was $3.7 million for the three months ended March 31, 2003 and $2.7 million for the same period in 2002.  The following describes the changes in the major components of pre-tax income for the three months ended March 31, 2003 compared to the same period in 2002:

•                  Net interest income grew by $951,000, to $6.2 million, primarily due to a $1.5 million decline in interest expense, partially offset by a $513,000 drop in interest income.  The decline in interest expense was principally attributable to the Company’s lowering of interest rates on its deposits and related deposit run-off.  The decreases in interest rates on the Company’s deposits resulted from a lower interest rate environment due to the cumulative reduction of 525 basis points, to 1.25%, in the federal funds target rate by the Federal Reserve during 2002 and 2001.  The $513,000 drop in interest income was primarily due to the impact of declining interest rates on the Company’s adjustable rate loans and investments, partially offset by higher interest income on investment securities related to the purchases of fixed rate GNMA mortgage-backed securities.

•                  Provision for loan losses decreased by $50,000, to $50,000, reflecting management’s evaluation of the allowance for loan losses and the risk inherent in the Company’s loan portfolio.  During the three months ended March 31, 2003, the allowance for loan losses increased by $50,000, to $8.6 million, which reflected the $50,000 provision and no charge-offs or recoveries.  During the three months ended March 31, 2002, the allowance for loan losses increased by $430,000, to $8.4 million, which reflected a $100,000 provision and net recoveries of $330,000.  The allowance for loan losses as a percentage of total loans was 1.89% and 1.84% at March 31, 2003 and 2002, respectively, and 1.88% at December 31, 2002.

•                  Non-interest income increased by $288,000, to $912,000, primarily due to increases of $381,000 and $20,000 in gain on sale of SBA 7(a) loans and gain on sale of investment securities, respectively, partially offset by reductions of $59,000 and $49,000 in gain on sale of SBA 504 loans and broker fee income and loan prepayment and late fee income, respectively.  The growth in gain on sale of SBA 7(a) loans was due to the sale of $3.9 million in the guaranteed portion of SBA 7(a) loans during the first quarter of 2003, whereas no SBA 7(a) loans were sold during the same period in 2002.

•                  Non-interest expense grew by $290,000, to $3.4 million, primarily due to increases of $185,000, $69,000, and $42,000 in legal, audit, and other professional fees, salaries and employee benefits, and other expenses, respectively.  The growth in legal, audit, and other professional fees was primarily due to the $175,000 reversal in the first quarter of 2002 of expenses relating to obtaining a favorable ruling on an Internal Revenue Service (“IRS”) income tax refund claim and settling a legal claim brought against the Bank.

Average Balances, Interest Income and Expense, Yields and Rates

Three Months Ended March 31, 2003 and 2002

The following table presents the Company’s consolidated average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest yields/rates for the periods presented.  All average balances are daily average balances (dollars in thousands):

	Three Months Ended March 31,
	2003			2002
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-Earning Assets:
Loans (1)	$458,169	$8,563	7.58%	$458,994	$9,503	8.40%
Securities purchased under resale agreements	3,453	9	1.06%	25,620	103	1.63%
Investment securities available for sale (2):
Mortgage-backed securities	107,832	1,260	4.67%	55,187	719	5.21%
Corporate debt securities	2,425	19	3.13%	4,126	39	3.78%
Total investment securities	110,257	1,279	4.64%	59,313	758	5.11%
Total interest-earning assets	571,879	9,851	6.99%	543,927	10,364	7.73%
Unsettled mortgage-backed securities trades	13,697			—
Investment in FHLB stock	8,393			2,010
Unrealized gain (loss) on investment securities	2,151			(75)
Non-interest-earning assets	11,292			13,853
Allowance for loan losses	(8,669)			(8,188)
Total assets	$598,743			$551,527

Interest-Bearing Liabilities:
Checking accounts	$15,856	48	1.23%	$14,831	63	1.72%
Savings accounts	131,365	506	1.56%	135,381	701	2.10%
Certificates of deposit	206,301	1,626	3.20%	256,477	2,990	4.73%
Total deposits	353,522	2,180	2.50%	406,689	3,754	3.74%
Short-term FHLB advances	17,704	60	1.37%	—	—	0.00%
Long-term FHLB advances	142,444	995	2.83%	40,000	311	3.15%
Total FHLB advances	160,148	1,055	2.67%	40,000	311	3.15%
Term borrowings	—	—	—	40,000	663	6.63%
Trust preferred securities	19,028	433	9.10%	17,250	404	9.37%
Total borrowings	179,176	1,488	3.35%	97,250	1,378	5.68%
Total interest-bearing liabilities	532,698	3,668	2.79%	503,939	5,132	4.13%
Non-interest-bearing liabilities	20,634			9,159
Shareholders’ equity	45,411			38,429
Total liabilities and shareholders’ equity	$598,743			$551,527

Excess of interest-earning assets over interest-bearing liabilities	$39,181			$39,988
Net interest income		$6,183			$5,232
Net interest rate spread (3)			4.20%			3.60%
Net interest margin (4)			4.38%			3.90%

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

Three Months Ended March 31, 2003 and 2002

The following table sets forth the composition of average interest-earning assets and average interest-bearing liabilities by category and by the percentage of each category to the total for the periods indicated, including the change in average balance, composition, and yield/rate between these respective periods (dollars in thousands):

	Three Months Ended March 31,
	2003			2002			Increase (Decrease)
	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate
Interest-Earning Assets:
Loans	$458,169	80.1%	7.58%	$458,994	84.4%	8.40%	$(825)	(4.3)%	(0.82)%
Securities purchased under resale agreements	3,453	0.6%	1.06%	25,620	4.7%	1.63%	(22,167)	(4.1)%	(0.57)%

Investment securities available for sale:
Mortgage-backed securities	107,832	18.9%	4.67%	55,187	10.1%	5.21%	52,645	8.8%	(0.54)%
Corporate debt securities	2,425	0.4%	3.13%	4,126	0.8%	3.78%	(1,701)	(0.4)%	(0.65)%
Total investment securities	110,257	19.3%	4.64%	59,313	10.9%	5.11%	50,944	8.4%	(0.47)%
Total interest-earning assets	$571,879	100.0%	6.99%	$543,927	100.0%	7.73%	$27,952		(0.74)%

Interest-Bearing Liabilities:
Checking accounts	$15,856	3.0%	1.23%	$14,831	2.9%	1.72%	$1,025	0.1%	(0.49)%
Savings accounts	131,365	24.7%	1.56%	135,381	26.9%	2.10%	(4,016)	(2.2)%	(0.54)%
Certificates of deposit	206,301	38.7%	3.20%	256,477	50.9%	4.73%	(50,176)	(12.2)%	(1.53)%
Total deposits	353,522	66.4%	2.50%	406,689	80.7%	3.74%	(53,167)	(14.3)%	(1.24)%

Short-term FHLB advances	17,704	3.3%	1.37%	—	0.0%	0.00%	17,704	3.3%	1.37%
Long-term FHLB advances	142,444	26.7%	2.83%	40,000	7.9%	3.15%	102,444	18.8%	(0.32)%
Total FHLB advances	160,148	30.0%	2.67%	40,000	7.9%	3.15%	120,148	22.1%	(0.48)%
Term borrowings	—	0.0%	0.00%	40,000	7.9%	6.63%	(40,000)	(7.9)%	(6.63)%
Trust preferred securities	19,028	3.6%	9.10%	17,250	3.5%	9.37%	1,778	0.1%	(0.27)%
Total borrowings	179,176	33.6%	3.35%	97,250	19.3%	5.68%	81,926	14.3%	(2.33)%
Total interest-bearing liabilities	$532,698	100.0%	2.79%	$503,939	100.0%	4.13%	$28,759		(1.34)%

Excess of interest-earning assets over interest-bearing liabilities	$39,181			$39,988			$(807)
Net interest rate spread			4.20%			3.60%			0.60%
Net interest margin			4.38%			3.90%			0.48%

Volume and Rate Variance Analysis of Net Interest Income

Three Months Ended March 31, 2003 and 2002

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

	Three Months Ended March 31, 2003 vs. 2002
	Increase (Decrease) Due To
	Volume	Rate	Total
Interest Income:
Loans	$(17)	$(923)	$(940)
Securities purchased under resale agreements	(67)	(27)	(94)
Investment securities available for sale:
Mortgage-backed securities	621	(80)	541
Corporate debt securities	(14)	(6)	(20)
Total investment securities	607	(86)	521
Total interest income	523	(1,036)	(513)

Interest Expense:
Checking accounts	4	(19)	(15)
Savings accounts	(20)	(175)	(195)
Certificates of deposit	(514)	(850)	(1,364)
Total deposits	(530)	(1,044)	(1,574)

FHLB advances	798	(54)	744
Term borrowings	(663)	—	(663)
Trust preferred securities	41	(12)	29
Total borrowings	176	(66)	110
Total interest expense	(354)	(1,110)	(1,464)

Net Interest Income	$877	$74	$951

Net Interest Income – Three Months Analysis

On an overall basis, net interest income grew by $951,000, to $6.2 million, during the three months ended March 31, 2003 compared to the same period in 2002, primarily due to a $1.5 million decline in interest expense, partially offset by a $513,000 drop in interest income.  The decline in interest expense was principally attributable to the Company’s lowering of interest rates on its deposits and related deposit run-off.  The decreases in interest rates on the Company’s deposits resulted from a lower interest rate environment due to the cumulative reduction of 525 basis points, to 1.25%, in the federal funds target rate by the Federal Reserve in 2002 and 2001.  The $513,000 drop in interest income was primarily due to the impact of declining interest rates on the Company’s adjustable rate loans and investments, partially offset by higher interest income on investment securities related to purchases of fixed rate GNMA mortgage-backed securities.

On a volume and rate analysis basis, the $951,000 growth in net interest income was due to increases of $877,000 and $74,000 attributable to changes in volume and interest rates, respectively.  The $877,000 increase attributable to changes in volume was principally due to a $621,000 increase in interest income attributable to the growth in mortgage-backed securities, as well as decreases in interest expense of $663,000 and $530,000 resulting from payoffs of term borrowings and deposit run-off, respectively.  Partially offsetting these factors was a $798,000 increase in interest expense resulting from the growth in FHLB advances.

The $74,000 increase in net interest income attributable to changes in interest rates was primarily due to a $1.0 million decrease in interest expense resulting from the Company’s lowering of interest rates on its deposits.  This factor was partially offset by a $923,000 reduction in interest income on loans, which resulted from the downward repricing of the Company’s adjustable rate loans and the weighted average interest rate on loan payoffs exceeding the weighted average interest rate on loan originations.  All of these factors resulted from a lower interest rate environment attributable to a cumulative 525 basis point reduction, to 1.25%, in the federal funds target rate by the Federal Reserve during 2002 and 2001.

The impact of the federal funds target rate decreases in 2002 and 2001 caused downward repricing on the Company’s adjustable rate loans, which are primarily based on LIBOR (“London Interbank Offered Rate”) and the prime rate.  The federal funds target rate is the rate at which banks lend to each other in the overnight market.  Reductions in the federal funds target rate generally result in reductions of LIBOR as well as the prime rates offered by major banks, including  Bank of America.  The Company’s LIBOR loans are generally priced at a margin above six-month LIBOR. The Company’s prime rate loans are priced at a margin above either Bank of America’s prime lending rate or the published Wall Street Journal prime lending rate.  As of March 31, 2003, and December 31, 2002, 85.8% and 85.4% of the Company’s loan portfolio consisted of adjustable rate loans, respectively.

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

The net interest rate spread grew by 60 basis points, to 4.20%, during the three months ended March 31, 2003, compared to the same period in 2002.  This was primarily due to a decrease of 134 basis points, to 2.79%, in the rate paid on average total interest-bearing liabilities, partially offset by a decrease of 74 basis points, to 6.99%, in the yield earned on average total interest-earning assets.  The decrease in the rate paid on average total interest-bearing liabilities was principally attributable to the lowering by the Company of the interest rates on its deposits, as well as a reduction in rates on the Company’s borrowing facilities, partially offset by a change in the composition of the Company’s average total interest-bearing liabilities to higher rate borrowings from lower rate deposits.  The decrease in the yield earned on average total interest-earning assets was primarily due to a decline in the yield on loans, as well as a change in the composition of average total interest-earning assets to lower yield investment securities from higher yield loans.

Total Interest Income – Three Months Analysis

On an overall basis, total interest income decreased by $513,000, to $9.9 million, during the three months ended March 31, 2003 compared to the same period in 2002.  This was primarily due to the decline in interest income on the Company’s loans, attributable to downward repricing on the Company’s adjustable rate loans and the weighted average interest rate on loan payoffs exceeding the weighted average interest rate on loan originations.  This factor was partially offset by higher interest income on the Company’s investment securities, which related to fixed rate purchases of GNMA mortgage-backed securities.  The Company made these purchases in order to help offset the decline in interest income on loans.  On a volume and rate analysis basis, the decrease in interest income was primarily due to a decline in the yield earned on average total interest-earning assets, which decreased interest income by $1.0 million, partially offset by the growth in the balance of these assets, which increased interest income by $523,000.

Average total interest-earning assets grew by $28.0 million, to $571.9 million, during the first quarter of 2003 compared to the same period in 2002, and was principally due to an increase of $50.9 million in average investment securities, partially offset by reductions of $22.2 million and $825,000 in average securities purchased under resale agreements and average loans, respectively.  The changes in average investment securities and average loans resulted in a shift in the mix of average total interest-earning assets to lower yield investment securities from higher yield loans.  The percentage of average investment securities to average total interest-earning assets increased to 19.3% during the three months ended March 31, 2003 from 10.9% during the same period in 2002.

The increase in average investment securities of $50.9 million, to $110.3 million, was primarily due to the  growth in average mortgage-backed securities of $52.6 million, partially offset by a decline in average corporate debt securities of $1.7 million.  The growth in average mortgage-backed securities was principally due to fixed rate GNMA purchases of $22.2 million in the third quarter of 2002, as well as $71.4 million in the first quarter of 2003, partially offset by principal payments received on these securities  The Company made these purchases in order to help offset the decrease in interest income on the Company’s loans.  The decline in average corporate debt securities was primarily due to Company write-downs to market value of $682,000 and $81,000 in the third and fourth quarters of 2002, respectively, on one of the Company’s corporate debt securities, as well as the sale of that security during the first quarter of 2003.

The slight decrease in average loans of $825,000, to $458.2 million, was primarily due to the 83.7% growth in loan payoffs and principal payments, to $107.2 million, that the Company experienced in 2002 compared to 2001, which was attributable to a high level of refinance activity caused by the low interest rate environment.  Such refinance activity slowed down during the first quarter of 2003, as loan payoffs and principal payments declined by 29.6%, to $22.9 million, in the three months ended March 31, 2003 compared to the same period in 2002.

The yield earned on average total interest-earning assets decreased by 74 basis points, to 6.99%, during the three months ended March 31, 2003 compared to the same period in 2002, primarily due to the following decreases in yields attributable to the declining interest rate environment during 2002 and 2001, which continued into the first quarter of 2003:

•                  The yield on average loans declined by 82 basis points, to 7.58%, primarily due to the downward repricing of the Company’s adjustable rate loans and the weighted average interest rate on loan payoffs exceeding the weighted average interest rate on loan originations.

•                  The yield on average short-term securities purchased under resale agreements decreased by 57 basis points, to 1.06%.

•                  The yield on average fixed rate mortgage-backed securities dropped by 54 basis points, to 4.67%, primarily due to lower yielding purchases made in the third quarter of 2002 and first quarter of 2003, as well as slightly faster acceleration in the amortization of the premiums paid on the mortgage-backed securities, which was attributable to an increase in the payoffs of the underlying mortgage loans.

•                  The yield on average adjustable rate corporate debt securities declined by 65 basis points, to 3.13%, reflecting the downward repricing of these adjustable rate instruments.

Contributing to the decline in the yield earned on average total interest-earning assets was the change in the composition of average total interest-earning assets to lower yield investment securities from higher yield loans.

Total Interest Expense – Three Months Analysis

On an overall basis, total interest expense decreased by $1.5 million, to $3.7 million, during the three months ended March 31, 2003 compared to the same period in 2002, primarily due to the Company’s lowering of interest rates on its deposits and the related deposit run-off.  On a volume and rate analysis basis, the decrease in interest expense was primarily due to a decline in the rate paid on average interest-bearing liabilities, which decreased interest expense by $1.1 million.

Average total interest-bearing liabilities grew by $28.8 million, to $532.7 million, during the first quarter of 2003 compared to the same period in 2002, and was primarily due to an increase of $81.9 million in average borrowings, partially offset by a reduction of $53.1 million in average deposits.  The changes in average deposits and average borrowings resulted in a change in the composition of average total interest-bearing liabilities to higher rate borrowings from lower rate deposits.  The percentage of average borrowings to average total interest-bearing liabilities increased to 33.6% during the three months ended March 31, 2003 from 19.3% during the same period in 2002.

The decline in average deposits of $53.1 million, to $353.5 million, during the first quarter of 2003 compared to the same period in 2002, was principally due to reductions of $50.2 million and $4.0 million in average certificates of deposit and average savings accounts, respectively.  These decreases were primarily attributable to the Company’s lowering of interest rates on all of its deposit products in response to the lower interest rate environment resulting from the cumulative 525 basis point reduction in the federal funds target rate by the Federal Reserve during 2002 and 2001.

The changes in the average balances of the Company’s deposit products resulted in a shift in the composition of average deposits to lower rate checking and savings accounts from higher rate certificates of deposit. This reflected the Company’s strategy and efforts to help reduce the overall cost of its deposits. The percentage of average checking and savings accounts to average deposits rose to 41.6% during the three months ended March 31, 2003, from 36.9% during the same period in 2002.

The growth in average borrowings of $81.9 million, to $179.2 million, during the three months ended March 31, 2003 compared to the same period in 2002, was principally due to an increase of $120.1 million in average combined short-term and long-term FHLB advances, as well as an increase of $1.8 million in average trust preferred securities, partially offset by a reduction of $40.0 million in average term borrowings.  The increase in average combined short-term and long-term FHLB advances was primarily due to $120.0 million in long-term advances, with a weighted average interest rate of 2.63%, that the Company obtained during the 12-month period from March 31, 2002 to March 31, 2003.  The growth in average trust preferred securities was due to the Company’s issuance in late March of 2003 of $13.3 million in trust preferred securities, bearing an interest rate of 6.335% during the first five years of their 30-year term.  The average term borrowings declined due to maturities of $10.0 million, and $20.0 million and $10.0 million in April, September, and October of 2002.  These matured term borrowings had a weighted average interest rate of 6.63%.

The changes in the average balances of the Company’s borrowing facilities resulted in a shift in the composition of average borrowings to lower rate FHLB advances from higher rate non-FHLB borrowings.  This reflected the Company’s strategy in using the FHLB’s low cost credit facility primarily for fixed rate advances with 12-36 month terms to insulate the Company from potentially higher interest rates in 2003, 2004, and 2005.  The percentage of average FHLB advances to average borrowings rose to 89.4% during the three months ended March 31, 2003, from 41.1% during the same period in 2002.

The rate on average total interest-bearing liabilities decreased by 134 basis points, to 2.79%, during the three months ended March 31, 2003 compared to the same period in 2002, and was principally due to the reduction of 124 basis points, to 2.50%, in the rate on average deposits, as well as the reduction of 233 basis points, to 3.35%, in the rate on average borrowings.  Partially offsetting these factors was a change in the composition of average total interest-bearing liabilities to higher rate borrowings, with a weighted average rate of 3.35%, from lower rate deposits, with a weighted average rate of 2.50%.

The 124 basis point decline in the rate on average deposits reflected the Company’s lowering of interest rates on its deposit products, which resulted in reductions of 49 basis points, 54 basis points, and 153 basis points in the rates on average checking accounts, average savings accounts, and average certificates of deposit, respectively.  Contributing to the decrease in the rate on average deposits was a change in the composition of average deposits to lower rate checking and savings accounts from higher rate certificates of deposit.

The 233 basis point decrease in the rate on average borrowings was primarily due to (i) the reduction of 48 basis points, to 2.67%, in the rate on average combined short-term and long-term FHLB advances, due to the use of lower rate, short-term FHLB advances and the addition of $120.0 million of long-term advances, with a weighted average interest rate of 2.63%, during the 12-month period from March 31, 2002 to March 31, 2003, (ii) the reduction of 663 basis points in the rate on average term borrowings, which matured during 2002, (iii) the reduction of 27 basis points, to 9.10%, in the rate on average trust preferred securities, due to the issuance in late March of 2003 of $13.3 million in trust preferred securities bearing an interest rate of 6.335% that was lower than the 9.37% rate on the pre-existing $17.3 million in trust preferred securities issued in 1997, and (iv) the change in the composition of average borrowings to lower rate FHLB advances from higher rate non-FHLB borrowings.

Provision for Loan Losses

During the three months ended March 31, 2003, the Company decreased its provision for loan losses by $50,000, to $50,000, compared to the same period in 2002.  The Company uses the provision for loan losses to establish the allowance for loan losses based on management’s evaluation of the risk inherent in the loan portfolio.  See “Financial Condition – Allowance for Loan Losses.”

Non-interest Income

The following table sets forth certain information with respect to the Company’s non-interest income for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	Amounts		Increase (Decrease)
	2003	2002	$	%
Loan prepayment and late fee income	$157	$206	$(49)	(23.8)%
Gain on sale of SBA 7(a) loans	381	—	381	100.0%
Gain on sale of SBA 504 loans and broker fee income:
Gain on sale of loans	39	—	39	100.0%
Broker fee income	34	132	(98)	(74.2)%
Total	73	132	(59)	(44.7)%
Gain (loss) on sale of investment securities	20	—	20	100.0%
Other income	281	286	(5)	(1.7)%
Total non-interest income	$912	$624	$288	46.2%

Non-interest income for the three months ended March 31, 2003 grew by $288,000, to $912,000, compared to the same period in 2002.  This was primarily due to increases of $381,000 and $20,000 in gain on sale of SBA 7(a) loans and gain on sale of investment securities, respectively, partially offset by decreases of $59,000 and $49,000 in gain on sale of SBA 504 loans and broker fee income and loan prepayment and late fee income, respectively.  Regarding its SBA programs, the Company’s goal is to produce constant quarterly fee income generated through recurring sales of SBA 7(a) loans and/or recurring sales and brokering of SBA 504 loans.  Further, the Company plans to increase its SBA 7(a) guaranteed loan portfolio substantially over the next several years, while selling all of its SBA 504 first lien loans.

The decrease in loan prepayment and late fee income for the three months ended March 31, 2003 reflected lower prepayment fees attributable to a reduction in loan payoffs and principal payments.   Such payoffs declined by 29.6%, to $22.9 million, for the three months ended March 31, 2003, compared to the same period in 2002.

The increase in gain on sale of investment securities for the three months ended March 31, 2003 was due to the sale of one of the Company’s corporate debt securities, for which the Company had recorded a $763,000 write-down to market value in 2002.

Non-interest Expense

The following table sets forth certain information with respect to the Company’s non-interest expense for the periods indicated (dollars in thousands):

	Three Months Ended March 31
	Amounts		Increase (Decrease)
	2003	2002	$	%
Salaries and employee benefits	$2,250	$2,181	$69	3.2%
Net occupancy expenses	431	405	26	6.4%
Communication and data processing	207	246	(39)	(15.9)%
Legal, audit, and other professional fees	184	(1)	185	18500.0%
Travel and entertainment	114	107	7	6.5%
Credit and collection expenses	—	—	—	—
Other expenses	180	138	42	30.4%
Total non-interest expense	$3,366	$3,076	$290	9.4%

Non-interest expense for the three months ended March 31, 2003 grew by $290,000, to $3.4 million, compared to the same period in 2002.  This was primarily due to increases of $185,000, $69,000, and $42,000 in legal, audit, and other professional fees, salaries and employee benefits, and other expenses, respectively.

The growth in legal, audit, and other professional fees for the three months ended March 31, 2003, compared to the same period in 2002, was primarily due to the $175,000 reversal in the first quarter of 2002 of a portion of an accrual originally taken during the fourth quarter of 2001 for estimated expenses relating to (i) obtaining a favorable ruling on an IRS income tax refund claim, and (ii) settling a legal claim brought against the Bank.

The increase in salaries and employee benefits for the three months ended March 31, 2003, compared to the same period in 2002, was primarily due to the following factors:

•                  In January of 2003, employee base salaries increased by approximately 4%.

•                  The Company expanded the staffing level of its SBA lending program.  The average number of full-time employees increased by three for the three months ended March 31, 2003, compared to the same period in 2002.

Partially offsetting these factors was a decrease in marketing commissions due to reductions in loan originations and brokered SBA 504 loans during the three months ended March 31, 2003 compared to the same period in 2002.

FINANCIAL CONDITION

Balance Sheet Analysis

The following table presents balance sheets as of the dates indicated and the dollar and percentage changes between the periods (dollars in thousands):

	March 31, 2003	December 31, 2002	Increase (Decrease)
			$	%
Assets
Cash and cash equivalents	$6,772	$11,001	$(4,229)	(38.4)%
Investment securities available for sale:
Mortgage-backed securities	128,015	68,466	59,549	87.0%
Corporate debt securities	2,279	3,377	(1,098)	(32.5)%
Total amortized cost	130,294	71,843	58,451	81.4%
Unrealized gain (loss)	1,815	1,575	240	15.2%
Total market value	132,109	73,418	58,691	79.9%
Unsettled mortgage-backed securities trades:
Total amortized cost	—	56,012	(56,012)	(100.0)%
Unrealized gain	—	660	(660)	(100.0)%
Total market value	—	56,672	(56,672)	(100.0)%
Loans:
Income property loans	414,316	411,226	3,090	0.8%
SBA business loans	34,950	37,282	(2,332)	(6.3)%
Other loans	7,103	7,422	(319)	(4.3)%
Gross loans	456,369	455,930	439	0.1%
Deferred loan costs	196	197	(1)	(0.5)%
Allowance for loan losses	(8,635)	(8,585)	(50)	0.6%
Net loans	447,930	447,542	388	0.1%
Other assets	18,172	15,111	3,061	20.3%
Total assets	$604,983	$603,744	$1,239	0.2%

Liabilities
Deposits:
Checking accounts	$17,001	$16,014	$987	6.2%
Savings accounts	135,287	128,420	6,867	5.3%
Certificates of deposit	208,747	215,062	(6,315)	(2.9)%
Total deposits	361,035	359,496	1,539	0.4%
Borrowings:
FHLB advances	160,000	120,000	40,000	33.3%
Trust preferred securities	30,580	17,250	13,330	77.3%
Total borrowings	190,580	137,250	53,330	38.9%
Other liabilities	7,286	5,807	1,479	25.5%
Accounts payable for unsettled securities trades	—	56,012	(56,012)	(100.0)%
Total liabilities	558,901	558,565	336	0.1%

Shareholders’ Equity
Common stock, at par	60	60	—	—
Additional paid-in capital	27,402	27,471	(69)	(0.3)%
Retained earnings	27,514	25,628	1,886	7.4%
Accumulated other comprehensive income	1,052	1,296	(244)	18.8%
Common stock in treasury, at cost	(9,946)	(9,276)	(670)	(7.2)%
Total shareholders’ equity	46,082	45,179	903	2.0%
Total liabilities and shareholders’ equity	$604,983	$603,744	$1,239	0.2%

Total assets grew by $1.2 million, to $605.0 million, during the three months ended March 31, 2003, primarily due to increases of $59.5 million and $3.1 million in mortgage-backed securities at amortized cost and other assets, respectively.  These factors were partially offset by decreases of $56.0 million and $4.2 million unsettled mortgage backed securities trades at amortized cost and cash and cash equivalents, respectively.  See the Consolidated Statements of Cash Flows for the uses and sources of cash and cash equivalents.

The $59.5 million increase in mortgage-backed securities, to $128.0 million, was principally due to GNMA purchases of $56.0 million in January of 2003, which represented the settlements of the $56.0 million in unsettled mortgage-backed securities trades that the Company had recorded as of December 31, 2002.  The Company also purchased $15.4 million of GNMA mortgage-backed securities in March of 2003 using the proceeds from the issuance of $13.3 million in trust preferred securities.  Partially offsetting these increases in mortgage-backed securities were principal payments totaling $11.5 million.

The $3.1 million growth in other assets, to $18.2 million, was primarily due to a $2.8 million increase in the Company’s investment in FHLB stock, which was required due to the Company’s addition of $40.0 million in FHLB advances during the three months ended March 31, 2003.

Net loans grew slightly by $388,000, to $447.9 million, during the three months ended March 31, 2003, primarily due to $28.2 million of loan originations, partially offset by $22.9 million of loan payoffs and principal payments and $4.6 million of SBA loan sales.

Total liabilities grew slightly by $336,000, to $558.9 million, during the three months ended March 31, 2003, primarily due to increases of $53.3 million, $1.5 million, and $1.5 million in borrowings, deposits, and other liabilities, respectively, partially offset by a reduction of $56.0 million in accounts payable for unsettled securities trades.  The accounts payable for unsettled securities trades was settled in January of 2003 with the purchase of $56.0 million in mortgage-backed securities funded with proceeds from short-term FHLB advances.  In order to take advantage of the low interest rate environment and insulate the Company from potentially higher interest rates in 2003, 2004, and 2005, the Company converted $40.0 million of these short-term advances to long-term advances, with a weighted average interest rate of 2.25% and terms of 30-36 months. The remainder of the short-term advances was paid off with funds received from principal payments on loans and mortgage-backed securities, as well as redemption of securities purchased under resale agreements. In addition to the $40.0 million of long-term FHLB advances, borrowings also increased due to the issuance in March of 2003 of $13.3 million in trust preferred securities, which bear interest at 6.335% during the first five years of their 30-year term.

The $1.5 million growth in deposits, to $361.0 million, was primarily due to increases of $6.9 million and $1.0 million in savings accounts and checking accounts, respectively, partially offset by a reduction of $6.3 million in certificates of deposit.  The changes in the balances of the Company’s deposit products resulted in a shift in the composition of deposits to lower rate checking and savings accounts from higher rate certificates of deposit.  This reflected the Company’s strategy and efforts to help reduce the overall cost of its deposits.  The percentage of checking and savings accounts to total deposits increased to 42.2% at March 31, 2003 from 40.2% at December 31, 2002.

Shareholders’ equity increased by $903,000, to $46.1 million, during the three months ended March 31, 2003.  Changes in shareholders’ equity were due to the following factors:

•                  The Company recorded $2.1 million of net income for the first three months of 2003.

•                  The Company declared and paid cash dividends of $243,000 for the first three months of 2003.

•                  Accumulated other comprehensive income decreased by $244,000 during the first three months of 2003, primarily due to a reduction in unrealized gains on the Company’s mortgage-backed securities portfolio.

•                  Common stock in treasury increased by $670,000 during the first three months of 2003, primarily due to the $933,000 purchase of 55,508 shares of the Company’s common stock under its stock repurchase plan.  This increase in treasury stock was partially offset by the issuance of 31,472 shares of common stock in treasury, at an aggregate cost of $263,000, under the Company’s employee stock purchase plan, non-employee directors stock purchase plan, and employee stock option plan.

Allowance for Loan Losses

The allowance for loan losses increased by $50,000, to $8.6 million, during the three months ended March 31, 2003, due to $50,000 in provision for loan losses and no charge-offs or recoveries.  The allowance for loan losses as a percentage of loans was 1.89% at March 31, 2003, as compared to 1.84% at December 31, 2002.

The Company’s management considered the following recent loan loss and credit experience in evaluating the allowance for loan losses at March 31, 2003:

•                  During the three months ended March 31, 2003, there were no charge-offs or recoveries.

•                  During the years ended December 31, 2002, 2001 and 2000, recoveries exceeded charge-offs by $168,000, $46,000 and $186,000, respectively.

•                  There was only one non-accrual loan for $316,000 and no other real estate owned at March 31, 2003.  There were no non-accrual loans at nine of the last thirteen quarter-end periods as of March 31, 2003.  There was no other real estate owned at any of the last thirteen quarter-end periods as of March 31, 2003.

•                  Most of the Company’s adjustable rate borrowers experienced some decline in the interest payments on their loans due to the cumulative 525 basis point reduction in the federal funds target rate during 2002 and 2001, which strengthened their debt service capabilities.  However, many of these borrowers did not realize the full impact of the interest rate reduction on their loan payments due to interest rate floors that exist on a significant number of the Company’s adjustable rate loans.  As of March 31, 2003, and December 31, 2002, 85.8% and 85.4% of the Company’s loan portfolio consisted of adjustable rate loans, respectively.

In addition to recent loan loss and credit experience, management considers historical loan loss experience as well as changes within the loan portfolio in evaluating the adequacy of the allowance for loan losses.   Changes in the loan portfolio include (i) the growth in SBA lending, (ii) changes in geographic concentration, (iii) changes in the collateral mix of the loan portfolio, and (iv) the debt service ability of borrowers.  In addition, management attempts to factor in the changes that relate to the economy in specific cities or locations.  Most of these factors (geographic concentration, collateral concentration, debt service coverage of borrowers, and current vacancy rates) are favorable to the Company’s current loan portfolio as compared to the loan portfolio of the 1991 – 1994 economic period.  Management believes that the ability to predict the direction of the current U.S. economy is difficult given the continued risk of possible terrorism, the continued negative impact of declines in corporate earnings and the stock market, and the loss of consumer confidence.  Management feels that the economy may only experience slow to modest growth during the remainder of 2003.  In considering all of the above factors, management believes that the allowance for loan losses as of March 31, 2003 is adequate.

Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts, thereby adversely affecting future results of operations.

The following table sets forth certain information with respect to the Company’s allowance for loan losses for the periods indicated (dollars in thousands):

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002	Twelve Months Ended December 31, 2002
Allowance at beginning of period	$8,585	$7,946	$7,946
Provision for loan losses	50	100	471
Net (charge-offs) recoveries:
Charge-offs	—	—	(210)
Recoveries	—	330	378
Total net (charge-offs) recoveries	—	330	168
Allowance at end of period	$8,635	$8,376	$8,585

Allowance to total loans	1.89%	1.84%	1.88%
Allowance to non-accrual loans	2732.59%	5474.51%	0.00%
Annualized net (charge-offs) recoveries to average loans	0.00%	0.29%	0.04%

NON-PERFORMING ASSETS

The following table sets forth non-accrual loans and OREO as of the dates indicated (dollars in thousands):

	March 31, 2003	December 31, 2002	March 31, 2002
Non-accrual loans	$316	$—	$153
Other real estate owned (OREO)	—	—	—
Total non-performing assets	$316	$—	$153

Non-accrual loans to total loans	0.07%	0.00%	0.03%
Total non-performing assets to total assets	0.05%	0.00%	0.03%

The Company had one non-accrual SBA 7(a) loan for $316,000 at March 31, 2003, of which $237,000 is fully secured and guaranteed by the SBA.

LIQUIDITY

The Company’s primary sources of funds are deposits, borrowings, and payments of principal and interest on loans and investment securities.  While maturities and scheduled principal amortization on loans are a reasonably predictable source of funds, deposit flows and mortgage loan prepayments are greatly influenced by the level of interest rates, economic conditions, and competition.  As a measure of protection against these uncertainties, the Company maintains borrowing relationships with the FHLB, the State of California Treasurer’s Office, and several investment banking firms, whereby the Company is able to borrow funds that are secured by pledging mortgage-backed securities. As of March 31, 2003, the aggregate market value of the Company’s mortgage-backed securities was $130.3 million, of which $21.7 million had been utilized by the Company to secure FHLB advances, leaving $108.6 million of mortgage-backed securities available for collateral purposes.

The Bank also has established a fixed rate borrowing facility with the State of California Treasurer’s Office under which the Bank can borrow an amount not to exceed its unconsolidated total shareholder’s equity, which totaled $59.2 million at March 31, 2003.  Borrowing maturity dates under this program cannot exceed one year.  The State of California requires collateral with a value of at least 110% of the outstanding borrowing amount.  The Bank’s mortgage-backed securities qualify as acceptable collateral under this borrowing facility.  As of March 31, 2003, the Bank had no securities pledged under this borrowing facility and had no outstanding borrowings from the State of California.

The Bank is a member of the FHLB, which serves as a source of both fixed rate and adjustable rate borrowings, with maturities ranging from one day to 30 years.  Under the FHLB’s credit facility, the Bank is able to borrow an FHLB-approved percentage of the Bank’s unconsolidated total assets.  All FHLB advances must be secured by eligible collateral, subject to FHLB guidelines and limitations.  Such collateral may consist of either non-residential real estate loans or multi-family residential loans (together “income property loans”), or mortgage-backed securities, or a combination thereof.  For pledged non-residential real estate loans, the FHLB will lend up to 55% on an individual loan basis and up to 20% of the Bank’s unconsolidated total assets on an aggregate basis.  For multi-family residential loans, the FHLB will lend up to 80% on an individual basis. For mortgage-backed securities, the FHLB will lend up to 97% of the market value.

As of March 31, 2003, the Bank’s FHLB credit line totaled $209.7 million, based on an FHLB-approved borrowing limit of 35% of the Bank’s unconsolidated total assets.  As of March 31, 2003, the Bank had $160.0 million of outstanding advances against the FHLB credit facility that were collateralized by $138.3 million in income property loans and $21.7 million in mortgage-backed securities.  This left $49.7 million available under the FHLB credit line for future advances, subject to the Bank providing additional mortgage-backed securities as collateral.  However, as previously mentioned, the Bank had $108.6 million in mortgage-backed securities available for collateral purposes.   As of March 31, 2003, the Bank had utilized all of its income property loans as collateral for FHLB advances.

DIVIDENDS

As a Delaware corporation, Pacific Crest may pay common dividends out of surplus or, if there is no surplus, from net profits for the current and preceding fiscal year.  Pacific Crest, on an unconsolidated basis, had approximately $16.4 million in cash, investments, and intercompany loans from the Bank less current liabilities at March 31, 2003.  However, these funds are necessary to pay future operating expenses of Pacific Crest, service the $17.25 million junior subordinated debentures payable to PCC Capital, service the $13.3 million subordinated debentures payable to Pacific Crest Capital Trust I, service the $6.0 million subordinated debentures payable to Pacific Crest Capital Trust II (after April 23, 2003), and fund possible future capital infusions into the Bank. Without dividends from the Bank, Pacific Crest must rely solely on existing cash, investments, and the ability to secure borrowings.

The Bank’s ability to pay dividends to Pacific Crest is restricted by California state law, which requires that sufficient retained earnings be available to pay the dividend.  On March 14, 2003, the Bank paid a cash dividend of $800,000 to Pacific Crest for the first quarter of 2003.  At March 31, 2003, the Bank had retained earnings of $28.4 million available for future dividend payments.

On April 15, 2003, the Company announced that the Board of Directors had declared a cash dividend of $0.06 per common share for the second quarter of 2003.  The dividend will be paid on June 13, 2003, to shareholders of record at the close of business on May 30, 2003.

On January 23, 2003, the Company announced that the Board of Directors had declared a cash dividend of $0.05 per common share for the first quarter of 2003.  The dividend was paid on March 14, 2003 to shareholders of record at the close of business on February 28, 2003.  The total amount of cash dividends paid during the three months ended March 31, 2003 was $243,000.

CAPITAL RESOURCES

The Company’s objective is to maintain a level of capital that will support sustained asset growth, provide for anticipated credit risks, and ensure that regulatory guidelines and industry standards are met.  Pacific Crest and the Bank are subject to certain minimum capital adequacy and minimum well capitalized category guidelines adopted by the Federal Reserve and the FDIC.  These guidelines relate primarily to the Tier 1 leverage ratio, the Tier 1 risk-based capital ratio, and the total risk-based capital ratio.  The minimum well capitalized required ratios are 5.00% Tier 1 leverage, 6.00% Tier 1 risk-based capital, and 10.00% total risk-based capital.  The minimum capital adequacy required ratios are 4.00% Tier 1 leverage, 4.00% Tier 1 risk-based capital, and 8.00% total risk-based capital.  At March 31, 2003, Pacific Crest and the Bank exceeded the required ratios for minimum capital adequacy and classification as well capitalized.

The following table presents the regulatory capital ratios and data of Pacific Crest and the Bank as of the dates indicated (dollars in thousands):

	March 31, 2003		December 31, 2002
	Pacific Crest Capital	Pacific Crest Bank	Pacific Crest Capital	Pacific Crest Bank
Regulatory Capital Ratios:
Tier 1 leverage ratio	10.04%	9.79%	10.33%	10.05%
Tier 1 risk-based capital ratio	13.63%	13.25%	13.31%	12.91%
Total risk-based capital ratio	18.42%	14.51%	15.17%	14.17%

Regulatory Capital Data:
Tier 1 capital	$60,011	$58,126	$58,511	$56,517
Total risk-based capital	81,125	63,650	66,666	62,028
Average total assets	597,423	593,460	566,454	562,627
Risk-weighted assets	440,411	438,755	439,570	437,787

The increases in Pacific Crest’s total risk-based capital ratio and total risk-based capital during the three months ended March 31, 2003 was primarily due to the favorable capital impact of the March 2003 issuance of $13.3 million in trust preferred securities by Pacific Crest Capital Trust I.

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk is interest rate risk. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time to maximize income. Management realizes certain risks are inherent and that the goal is to identify and minimize the risks.  The Company’s  exposure to market risk is reviewed by the Company’s Asset/Liability Committee. Tools used by management include an earnings at risk interest rate shock analysis and, to a lesser extent, the standard GAP report, which measures the estimated difference between the amount of interest-sensitive assets and interest-sensitive liabilities anticipated to mature or reprice during future periods, based on certain assumptions.  In general, the GAP report presents the carrying amounts of these assets and liabilities in a particular period based on either the date that they first reprice, for variable rate products, or the maturity date, for fixed rate products.  The Company has no market risk sensitive instruments held for trading purposes and is not currently engaged in transactions involving derivative financial instruments.  Management believes that the Company’s market risk is reasonable at this time.

The following table is a summary of the Company’s one-year GAP as of the dates indicated (in thousands):

	March 31, 2003	December 31, 2002	Increase (Decrease)
Total interest-sensitive assets maturing or repricing within one year (“one-year assets”)	$352,085	$344,438	$7,647

Total interest-sensitive liabilities maturing or repricing within one year (“one-year liabilities”)	351,828	312,995	38,833

One-year GAP	$257	$31,443	$(31,186)

The one-year GAP decreased by $31.2 million during the first three months of 2003, principally due to an increase in one-year liabilities of $38.8 million, partially offset by an increase in one-year assets of $7.6 million.

The growth in one-year assets was primarily due to a $13.8 million increase in the one-year loan category, partially offset by a $5.1 million decline in securities purchased under resale agreements.  The increase in one-year loans was principally due to loans that moved into the one-year category from longer term categories because they were initially fixed rate for a period of one to five years and have now converted to the adjustable rate period of their terms.   Additionally, the Company’s loan originations during the three months ended March 31, 2003 primarily consisted of adjustable rate loans.

The growth in one-year liabilities was primarily due to increases of $20.0 million, $11.0 million, and $6.9 million in FHLB advances, one-year certificates of deposit, and savings accounts, respectively.  The increase in FHLB advances was due to $20.0 million in long-term, fixed rate advances that moved into the one-year category.  The increase in one-year certificates of deposit was due to a growth in certificates of deposit with original maturities of one year or less, as well as the movement of certificates of deposit into the one-year category from longer term categories.

The Company has assumed, for purposes of the GAP table below, that its checking and savings accounts reprice immediately.

While the Company’s one-year GAP at March 31, 2003 indicates that interest-sensitive assets exceed interest-sensitive liabilities, GAP analysis is an imprecise measure of the impact of rising or falling interest rates because variable rate assets and liabilities are tied to different interest rate indices and/or are affected by different market forces.  Additionally, the Company has certain variable rate loans included in the under one-year asset categories which are at their contractual interest rate floors, and therefore will not immediately adjust after an interest rate increase.  The Company is attempting to mitigate the effect on net interest income of this loan floor issue by extending the maturities of its interest-sensitive liabilities beyond one year wherever practical.  Such efforts primarily involve the replacement of maturing certificates of deposit and term borrowings with fixed rate FHLB advances and certificates of deposit, which generally have terms of 12 to 36 months.

The following table presents the Company’s GAP information as of the date indicated (dollars in thousands):

	Maturity or Repricing Date
March 31, 2003	Within 6 Months	Over 6 to 12 Months	Over 12 to 18 Months	Over 18 to 24 Months	Over 24 Months	Total
Interest-Sensitive Assets:
Securities purchased under resale agreements	$2,734	$—	$—	$—	$—	$2,734
average yield (variable rate)	1.18%	—	—	—	—	1.18%

U.S. government sponsored agency mortgage-backed securities	—	—	—	—	130,291	130,291
average yield (fixed rate)	—	—	—	—	4.77%	4.77%

Corporate debt securities	1,818	—	—	—	—	1,818
average yield (variable rate)	3.04%	—	—	—	—	3.04%

Loans, gross (1)	281,128	66,405	26,982	13,907	67,947	456,369
average yield	7.07%	7.58%	8.23%	8.24%	8.20%	7.42%
Total interest-sensitive assets	$285,680	$66,405	$26,982	$13,907	$198,238	$591,212

Interest-Sensitive Liabilities:
Checking accounts	$17,001	$—	$—	$—	$—	$17,001
average rate (variable rate)	1.18%	—	—	—	—	1.18%

Savings accounts	135,287	—	—	—	—	135,287
average rate (variable rate)	1.97%	—	—	—	—	1.97%

Certificates of deposit	77,693	81,847	36,596	6,878	5,733	208,747
average rate (fixed rate)	2.53%	2.80%	4.69%	4.26%	4.58%	3.13%

FHLB advances	—	40,000	30,000	—	90,000	160,000
average rate (fixed rate)	—	2.65%	3.09%	—	2.69%	2.76%

Trust preferred securities	—	—	—	—	30,580	30,580
average rate (fixed rate)	—	—	—	—	8.05%	8.05%
Total interest-sensitive liabilities	$229,981	$121,847	$66,596	$6,878	$126,313	$551,615

GAP	$55,699	$(55,442)	$(39,614)	$7,029	$71,925	$39,597

Cumulative GAP	55,699	257	(39,357)	(32,328)	39,597

(1)          The majority of the adjustable rate loans included in the “Within 6 Months” and “Over 6 to 12 Months” categories were at their contractual interest rate floors at March 31, 2003 and thus would not reprice downward.  The adjustable rate loans at contractual interest rate floors that are above the fully indexed loan interest rate will not reprice upward until the fully indexed interest rate exceeds the contractual interest rate floor.  The Company is endeavoring to minimize this “lag effect” in loan repricing by borrowing at fixed interest rates for terms of 12 to 36 months wherever practical.

ITEM 4.                                                     Controls and Procedures

(a)                                  Based on their evaluation of the Company’s disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended) are effective.

(b)                                 There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

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

None.

ITEM 5.                                                     Other Information

None.

ITEM 6.                                                     Exhibits and Reports on Form 8-K

(a)                                  Exhibits

None.

(b)                                  Reports on Form 8-K

The Company filed the following report on Form 8-K during the quarter ended March 31, 2003:

On March 5, 2003, the Company filed a Form 8-K with the Securities and Exchange Commission (the “SEC”) dated March 5, 2003, announcing that the Company’s CEO and Chairman of the Board, Gary Wehrle, was scheduled to participate in a panel discussion entitled “California Commercial Real Estate” at the March 5, 2003 West Coast Financial Services Conference sponsored by Sandler O’Neill and Partners.

Additionally, the Company recently filed the following reports on Form 8-K:

On April 2, 2003, the Company filed a Form 8-K with the SEC dated March 20, 2003, announcing that the Company had issued $13,330,000 of trust preferred securities (the “Trust Preferred Securities”) in a private placement offering.   The Trust Preferred Securities were issued by a newly established subsidiary of the Company, Pacific Crest Capital Trust I.   The Trust Preferred Securities have a maturity of 30 years, but are callable by Pacific Crest Capital, Inc. in part or in total at par after five years.  The Trust Preferred Securities have a fixed interest rate of 6.335% during the first five years, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus 3.25%.

On April 11, 2003, the Company filed a Form 8-K with the SEC dated April 9, 2003, announcing that the Company’s Board of Directors had authorized the repurchase of an additional 300,000 shares of the Company’s common stock.

On April 18, 2003, the Company filed a Form 8-K with the SEC dated April 15, 2003, announcing the Company’s earnings for the first quarter of 2003.

On April 24, 2003, the Company filed a Form 8-K with the SEC dated April 23, 2003, announcing that the Company had issued $6,000,000 of trust preferred securities (the “New Trust Preferred Securities”) in a private placement offering.   The New Trust Preferred Securities were issued by a newly established subsidiary of the Company, Pacific Crest Capital Trust II.   The New Trust Preferred Securities have a maturity of 30 years, but are callable by Pacific Crest Capital, Inc. in part or in total at par after five years.  The New Trust Preferred Securities have a fixed interest rate of 6.58% during the first five years, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus 3.15%.

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC CREST CAPITAL, INC.

Date:	May 12, 2003	/s/GARY WEHRLE
Gary Wehrle
President and Chief Executive Officer

Date:	May 12, 2003	/s/ROBERT J. DENNEN
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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 12, 2003	/s/GARY WEHRLE
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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 12, 2003	/s/ROBERT J. DENNEN
Robert J. Dennen
Chief Financial Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Pacific Crest Capital, Inc. (the “Company”) for the period ended March 31, 2003, as filed with the Securities and Exchange Commission (the “Report”), we, Gary Wehrle, Chief Executive Officer, and Robert J. Dennen, Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)                The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)                The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:	May 12, 2003	/s/GARY WEHRLE
Gary Wehrle
Chief Executive Officer

Date:	May 12, 2003	/s/ROBERT J. DENNEN
Robert J. Dennen
Chief Financial Officer