Form 10-Q
period 2003-06-30
PACIFIC CREST CAPITAL INC
filed 2003-08-14
CIK 912048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)  Yes ☒  No ☐

As of July 31, 2003, the number of shares outstanding of the registrant’s $.01 par value Common Stock was  4,596,351.

9.375% Cumulative Trust Preferred Securities of PCC Capital I

Guarantee of Pacific Crest Capital, Inc. with respect to the

9.375% Cumulative Trust Preferred Securities of PCC Capital I

PACIFIC CREST CAPITAL,  INC.

JUNE 30, 2003 FORM 10-Q

PACIFIC CREST CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	June 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
Assets
Cash	$4,476	$3,199
Securities purchased under resale agreements	1,196	7,802
Cash and cash equivalents	5,672	11,001
Investment securities available for sale, at market	129,194	73,418
Unsettled mortgage-backed securities trades	—	56,672
Loans:
Loans held for investment	431,574	432,196
Loans held for sale	17,220	23,734
Gross loans	448,794	455,930
Deferred loan costs	25	197
Allowance for loan losses	(8,685)	(8,585)
Net loans	440,134	447,542
Other assets:
Investment in FHLB stock	9,574	6,306
Deferred income taxes, net	2,925	3,596
Accrued interest receivable	2,525	2,353
Prepaid expenses and other assets	1,779	1,749
Premises and equipment	941	1,107
Total other assets	17,744	15,111
Total assets	$592,744	$603,744

Liabilities
Deposits:
Non-interest-bearing checking	$2,558	$2,800
Interest-bearing checking	14,714	13,214
Total checking accounts	17,272	16,014
Savings accounts	134,458	128,420
Certificates of deposit	200,153	215,062
Total deposits	351,883	359,496
Borrowings:
FHLB advances	160,000	120,000
Trust preferred securities	29,330	17,250
Total borrowings	189,330	137,250
Accrued interest payable and other liabilities	7,447	5,807
Accounts payable for unsettled securities trades	—	56,012
Total liabilities	548,660	558,565

Shareholders’ Equity
Common stock, $.01 par value (10,000,000 shares authorized, 5,973,060 shares issued at June 30, 2003 and December 31, 2002)	60	60
Additional paid-in capital	27,355	27,471
Retained earnings	29,434	25,628
Accumulated other comprehensive income	1,723	1,296
Common stock in treasury, at cost (1,368,329 shares at June 30, 2003 and 1,119,418 shares at December 31, 2002)	(14,488)	(9,276)
Total shareholders’ equity	44,084	45,179
Total liabilities and shareholders’ equity	$592,744	$603,744

Tangible book value per common share	$9.57	$9.31

See accompanying Notes to Consolidated Financial Statements.

PACIFIC CREST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Interest income:
Loans	$8,271	$9,380	$16,834	$18,883
Securities purchased under resale agreements	5	18	14	121
Investment securities available for sale	1,684	1,032	2,963	1,790
Total interest income	9,960	10,430	19,811	20,794
Interest expense:
Deposits:
Checking accounts	43	61	91	124
Savings accounts	463	669	969	1,370
Certificates of deposit	1,569	2,681	3,195	5,671
Total interest on deposits	2,075	3,411	4,255	7,165
Borrowings:
FHLB advances	1,135	401	2,190	712
Term borrowings	—	521	—	1,184
Trust preferred securities	690	405	1,123	809
Total interest on borrowings	1,825	1,327	3,313	2,705
Total interest expense	3,900	4,738	7,568	9,870

Net interest income	6,060	5,692	12,243	10,924
Provision for loan losses	50	150	100	250
Net interest income after provision for loan losses	6,010	5,542	12,143	10,674

Non-interest income:
Loan prepayment and late fee income	181	151	338	357
Gain on sale of SBA 7(a) loans	476	196	857	196
Gain on sale of SBA 504 loans and broker fee income	159	300	232	432
Gain on sale of investment securities	496	—	516	—
Other income	267	220	548	506
Total non-interest income	1,579	867	2,491	1,491

Non-interest expense:
Salaries and employee benefits	2,115	2,089	4,365	4,270
Net occupancy expenses	457	516	888	921
Communication and data processing	302	268	509	514
Legal, audit, and other professional fees	262	180	446	179
Travel and entertainment	112	135	226	242
Write-off of deferred issuance costs on trust preferred securities	359	—	359	—
Credit and collection expenses	—	22	—	22
Other expenses	173	137	353	275
Total non-interest expense	3,780	3,347	7,146	6,423

Income before income taxes	3,809	3,062	7,488	5,742
Income tax provision	1,611	1,319	3,161	2,476
Net income	$2,198	$1,743	$4,327	$3,266
Earnings per common share:
Basic	$0.47	$0.36	$0.91	$0.67
Diluted	$0.42	$0.33	$0.81	$0.61

See accompanying Notes to Consolidated Financial Statements.

PACIFIC CREST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(dollars and shares in thousands)

	Common Stock		Common Stock in Treasury		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2001	5,973	$60	(1,133)	$(8,777)	$27,750	$19,140	$(198)	$37,975
Comprehensive income:
Net income	—	—	—	—	—	7,362	—	7,362
Unrealized gains on the following, net of income taxes:
Investment securities	—	—	—	—	—	—	1,111	1,111
Unsettled mortgage-backed securities trades	—	—	—	—	—	—	383	383
Total comprehensive income								8,856
Issuances of common stock in treasury:
Employee stock purchase plan	—	—	7	55	(4)	—	—	51
Non-employee directors’ stock purchase plan	—	—	4	31	21	—	—	52
Employee stock option plan	—	—	101	803	(296)	—	—	507
Purchase of common stock in treasury	—	—	(98)	(1,388)	—	—	—	(1,388)
Cash dividends paid ($0.18 per share)	—	—	—	—	—	(874)	—	(874)
Balance at December 31, 2002	5,973	$60	(1,119)	$(9,276)	$27,471	$25,628	$1,296	$45,179

Comprehensive income:
Net income	—	—	—	—	—	4,327	—	4,327
Unrealized gain (loss) on investment securities available for sale, net of income taxes	—	—	—	—	—	—	427	427
Total comprehensive income	—							4,754
Issuances of common stock in treasury:
Employee stock purchase plan	—	—	6	47	13	—	—	60
Non-employee directors’ stock purchase plan	—	—	1	13	13	—	—	26
Employee stock option plan	—	—	45	401	(142)	—	—	259
Purchase of common stock in treasury	—	—	(301)	(5,673)	—	—	—	(5,673)
Cash dividends paid ($0.11 per share)	—	—	—	—	—	(521)	—	(521)
Balance at June 30, 2003	5,973	$60	(1,368)	$(14,488)	$27,355	$29,434	$1,723	$44,084

See accompanying Notes to Consolidated Financial Statements.

PACIFIC CREST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2003	2002
Operating activities:
Net income	$4,327	$3,266
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	100	250
Gain on sale of SBA 7(a) loans held for sale	(857)	(196)
Gain on sale of SBA 504 loans held for sale	(83)	(44)
(Gain) loss on sale of investment securities	(516)	—
Depreciation and amortization of premises and equipment	199	199
Amortization (accretion) of deferred loan costs (fees)	13	6
Amortization of premium on investment securities	761	439
Dividends on FHLB stock	(183)	(50)
Deferred income tax expense (benefit)	362	(4)
Proceeds from sales of SBA 7(a) loans held for sale	10,639	2,861
Proceeds from sales of SBA 504 loans held for sale	1,454	821
Originations of SBA 7(a) loans held for sale	(5,776)	(4,485)
Originations of SBA 504 loans held for sale	(205)	(902)
Federal income tax refund	—	804
Increase in accrued interest receivable	(172)	(100)
Decrease in prepaid expenses and other assets	318	377
Increase in accrued interest payable and other liabilities	1,640	195
Net cash provided by operating activities	12,021	3,437

Investing activities:
Purchases of mortgage-backed securities	(102,085)	(25,462)
Principal payments on mortgage-backed securities	25,680	13,363
Proceeds from sales of investment securities	21,780	—
Originations of loans held for investment	(45,988)	(51,564)
Purchases of loans held for investment	—	(4,915)
Principal payments on loans	47,763	52,053
Purchases of FHLB stock	(3,085)	(2,075)
Purchases of premises and equipment, net	(33)	(163)
Net cash used in investing activities	(55,968)	(18,763)

Financing activities:
Net increase in checking accounts	1,258	611
Net increase (decrease) in savings accounts	6,038	(2,738)
Net decrease in certificates of deposit	(14,909)	(22,427)
Net increase in FHLB advances	40,000	42,500
Net decrease in term borrowings	—	(10,000)
Net increase in trust preferred securities	12,080	—
Proceeds from issuances of common stock in treasury	345	379
Purchase of common stock in treasury, at cost	(5,673)	(469)
Cash dividends paid	(521)	(389)
Net cash provided by financing activities	38,618	7,467

Net decrease in cash and cash equivalents	(5,329)	(7,859)
Cash and cash equivalents at beginning of year	11,001	18,682
Cash and cash equivalents at end of period	$5,672	$10,823

See accompanying Notes to Consolidated Financial Statements.

PACIFIC CREST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

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

The consolidated financial statements include the accounts of Pacific Crest Capital, Inc. (“Pacific Crest” or the “Parent”) and its wholly owned subsidiaries, Pacific Crest Bank (the “Bank”), PCC Capital I (“PCC Capital”), Pacific Crest Capital Trust I (“PCC Trust I”), and Pacific Crest Capital Trust II (“PCC Trust II”) which together are referred to as the “Company”.  All significant intercompany transactions and balances have been eliminated.  Certain reclassifications have been made to prior period consolidated financial statements in order to conform to the current period presentation.

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

Note 3.  Supplemental Disclosure of Cash Flow Information

For purposes of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, cash and cash equivalents include “Cash” and “Securities purchased under resale agreements.”  Supplemental disclosure of cash flow information is as follows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2003	2002
Cash paid during the period for:
Interest	$7,583	$10,072
Income taxes	1,840	2,175

Note 4.  Computation of Tangible Book Value Per Common Share

Tangible book value per common share was calculated by dividing total shareholders’ equity by the number of common shares issued less common shares held in treasury.  The tables below present the computation of tangible book value per common share as of the dates indicated (in thousands, except share data):

	June 30, 2003	December 31, 2002

Total shareholders’ equity	$44,084	$45,179

Common shares issued	5,973,060	5,973,060
Less: common shares held in treasury	(1,368,329)	(1,119,418)
Common shares outstanding	4,604,731	4,853,642

Tangible book value per common share	$9.57	$9.31

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

The tables below present the basic and diluted earnings per common share computations for the periods indicated (dollars and shares in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income	$2,198	$1,743	$4,327	$3,266
Basic weighted average common shares outstanding (1)	4,697	4,867	4,776	4,858
Dilutive effect of potential common share issuances from stock options (1)	571	494	549	473
Diluted weighted average common shares outstanding (1)	5,268	5,361	5,325	5,331

Earnings per common share (1):
Basic	$0.47	$0.36	$0.91	$0.67
Diluted	$0.42	$0.33	$0.81	$0.61

(1) June 30, 2002 share and per share amounts adjusted to reflect the 2-for-1 stock split distributed November 12, 2002.

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

					Weighted
	Amortized	Gross Unrealized		Estimated	Average
June 30, 2003	Cost	Gains	Losses	Fair Value	Yield
Investment securities available for sale:
Mortgage-backed securities	$123,942	$3,340	$—	$127,282	4.67%
Corporate debt securities	2,281	—	(369)	1,912	2.75%
Total investment securities	$126,223	$3,340	$(369)	$129,194	4.63%

December 31, 2002
Investment securities available for sale:
Mortgage-backed securities	$68,466	$2,050	$—	$70,516	4.34%
Corporate debt securities	3,377	—	(475)	2,902	4.07%
Total investment securities	$71,843	$2,050	$(475)	$73,418	4.33%

Unsettled mortgage-backed securities trades	$56,012	660	$—	$56,672	N/A

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

The Company’s investment securities portfolio at June 30, 2003 consisted of fixed rate investments in mortgage-backed securities issued by Ginnie Mae (“GNMA”) and Fannie Mae (“FNMA”) (together the “mortgage-backed securities”), as well as adjustable rate investments in corporate debt securities.  As of June 30, 2003, the Company’s entire investment securities portfolio was scheduled to mature after ten years.  However, the average life of the Company’s mortgage-backed securities portfolio may be shorter due to principal prepayments.

At June 30, 2003, the Company had utilized $5.5 million of its mortgage-backed securities to secure outstanding FHLB advances.  No mortgage-backed securities were pledged to secure borrowings at December 31, 2002.

Note 7.  Loans

The following table presents the composition of the Company’s gross loan portfolio as of the dates indicated (in thousands):

	June 30, 2003	December 31, 2002
Income property loans:
Non-residential real estate loans	$387,195	$386,691
Multi-family residential loans	21,729	24,535
Total income property loans	408,924	411,226

SBA business loans:
7(a) loans - guaranteed portion	15,995	21,314
7(a) loans - unguaranteed portion	11,857	10,969
Total 7(a) loans	27,852	32,283
504 first lien loans	1,903	3,113
504 second lien loans	2,566	1,886
Total 504 loans	4,469	4,999
Total SBA business loans	32,321	37,282

Other loans:
Commercial business/other loans	7,549	7,127
Single-family residential loans	—	295
Total other loans	7,549	7,422

Total gross loans	$448,794	$455,930

The table below presents the Company’s U.S. Small Business Administration (“SBA”) loans held for sale as of the dates indicated (in thousands):

	June 30, 2003	December 31, 2002
SBA loans held for sale:
SBA 7(a) guaranteed loans	$15,317	$20,621
SBA 504 first lien loans	1,903	3,113
Total SBA loans held for sale	$17,220	$23,734

Note 8.  FHLB Advances

The tables below describe the terms of the Company’s Federal Home Loan Bank (“FHLB”) advances as of  the dates indicated (dollars in thousands):

	June 30, 2003
Borrowing Date	Amount		Rate	Original Term	Maturity Date
Long-term, fixed rate advances:
November 2001	$20,000	(1)	3.01%	24 months	November 2003
July 2002	20,000	(1)	2.29%	18 months	January 2004
November 2001	20,000	(1)	3.30%	30 months	May 2004
July 2002	10,000	(1)	2.68%	24 months	July 2004
January 2003	30,000		2.28%	30 months	July 2005
August 2002	20,000		3.03%	36 months	August 2005
October 2002	30,000		3.06%	36 months	October 2005
March 2003	10,000		2.16%	36 months	March 2006
Total FHLB advances	$160,000		2.76%

	December 31, 2002
Borrowing Date	Amount	Rate	Original Term	Maturity Date
Long-term, fixed rate advances:
November 2001	$20,000	3.01%	24 months	November 2003
July 2002	20,000	2.29%	18 months	January 2004
November 2001	20,000	3.30%	30 months	May 2004
July 2002	10,000	2.68%	24 months	July 2004
August 2002	20,000	3.03%	36 months	August 2005
October 2002	30,000	3.06%	36 months	October 2005
Total FHLB advances	$120,000	2.93%

(1)          These borrowings, which total $70.0 million, will be replaced at maturity by long-term, fixed rate FHLB advances whose interest rates have been pre-determined.  See Note 9:  “Future Borrowing Contracts with FHLB.”

As of June 30, 2003, the Company’s FHLB advances were secured by income property loans and mortgage-backed securities.  As of December 31, 2002, the Company’s FHLB advances were secured only by income property loans.  As of June 30, 2003 and December 31, 2002, the Company’s required investment in FHLB stock was $9.6 million and $6.3 million, respectively.

Note 9.  Future Borrowing Contracts with FHLB

During June and July of 2003, the Company entered into future fixed rate, long-term borrowing contracts totaling $70.0 million with the Federal Home Loan Bank of San Francisco (“FHLB”).  The Company matched the funding dates of these future borrowings with the maturity dates of $70.0 million in existing fixed rate FHLB borrowings scheduled to mature through July of 2004.  The future $70.0 million in fixed rate FHLB borrowings will mature at various times in 2006 and 2007 and have a weighted average fixed interest rate of 2.51%, 33 basis points lower than the weighted average fixed interest rate of 2.84% on the existing borrowings.

The terms of these future borrowing contracts are as follows (dollars in thousands):

Future Borrowing Date	Amount	Rate	Original Term	Maturity Date
Long-term, fixed rate advances:
November 2003	$10,000	2.00%	36 months	November 2006
November 2003	10,000	2.39%	48 months	November 2007
January 2004	20,000	2.41%	24 months	January 2006
May 2004	20,000	2.86%	24 months	May 2006
July 2004	10,000	2.68%	18 months	January 2006
Total future advances	$70,000	2.51%

Note 10. Trust Preferred Securities

The tables below describe the terms of the Company’s trust preferred securities as of the dates indicated (dollars in thousands):

	June 30, 2003
Issuer	Amount	Rate	Original Term	Maturity Date
PCC Capital I	$10,000	9.38%	30 years	October 2027
PCC Trust I	13,330	6.34%	30 years	March 2033
PCC Trust II	6,000	6.58%	30 years	April 2033
Total Trust Preferred Securities	$29,330	7.42%

	December 31, 2002
Issuer	Amount	Rate	Original Term	Maturity Date
PCC Capital I	$17,250	9.38%	30 years	October 2027

On June 30, 2003, Pacific Crest redeemed $7,250,000, or 42%, of the 9.375% Trust Preferred Securities issued by its wholly owned subsidiary, PCC Capital I.  The securities were redeemed at par value, plus accrued interest.  After the redemption, there was $10,000,000 still outstanding of the originally issued $17,250,000 in 9.375% Trust Preferred Securities.  In connection with the redemption, the Company recorded a second quarter pre-tax charge of $359,000 in order to expense the pro rata portion of the deferred issuance costs related to these securities.  This charge is reflected on the Company’s Consolidated Statements of Income as “Write-off of deferred issuance costs on trust preferred securities.”

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

Concurrent with the issuances of these trust preferred securities, both PCC Trust I and PCC Trust II invested the offering proceeds in junior subordinated debentures issued by Pacific Crest, bearing interest at the same terms as the trust preferred securities.  Pacific Crest, in turn, lent the money to the Bank, which used the funds to purchase GNMA mortgage-backed securities.

The interest on the junior subordinated debentures paid by Pacific Crest to both PCC Trust I and PCC Trust II represents the sole revenue of PCC Trust I and PCC Trust II and the sole source of dividend distributions to the holders of the trust preferred securities .  Pacific Crest fully and unconditionally guaranteed all of the obligations of both PCC Trust I and PCC Trust II.

The trust preferred securities are presented on the Company’s Consolidated Balance Sheets under the caption “Trust preferred securities.”  The dividends distributed on the trust preferred securities are recorded as “Interest expense - trust preferred securities” on the Company’s Consolidated Statements of Income.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income:
As reported	$2,198	$1,743	$4,327	$3,266
Less: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(53)	(43)	(106)	(86)
Pro forma	$2,145	$1,700	$4,221	$3,180

Basic earnings per common share (1):
As reported	$0.47	$0.36	$0.91	$0.67
Pro forma	0.46	0.35	0.88	0.65

Diluted earnings per common share (1):
As reported	$0.42	$0.33	$0.81	$0.61
Pro forma	0.41	0.32	0.79	0.60

Weighted average common shares outstanding (1):
Basic	4,697	4,867	4,776	4,858
Diluted	5,268	5,361	5,325	5,331

Assumptions:
Dividend yield	1.45%	1.30%	1.45%	1.30%
Expected volatility	25%	25%	25%	25%
Risk free interest rate	3.5%	3.5%	3.5%	3.5%
Expected life	7.0 years	7.0 years	7.0 years	7.0 years

(1) June 30, 2002 share and per share amounts adjusted to reflect the 2-for-1 stock split distributed November 12, 2002.

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

In April of 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”), which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  SFAS 149 is effective for contracts entered into or modified after June  30, 2003, except under certain circumstances, and for hedging relationships designated after June 30, 2003.  The guidance should be applied prospectively.  The adoption of SFAS 149 did not have, nor is expected to have, a material impact on the Company’s consolidated financial position or results of operations.

In May of 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”).  SFAS 150 aims to eliminate diversity in practice by requiring that certain types of financial instruments be reported as liabilities by their issues.  The provisions of SFAS 150 are effective for instruments entered into or modified after May 15, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003.  The adoption of SFAS 150 did not have, nor is expected to have, a material impact on the Company’s consolidated financial position or results of operations.

Note 13. Subsequent Event

On August 12, 2003, the Company announced that a newly established subsidiary of the Parent, Pacific Crest Capital Trust III (“PCC Trust III”) had issued $10,000,000 of trust preferred securities in a private placement offering. The trust preferred securities have a maturity of 30 years, but are callable by the Company in part or in total at par after five years. The trust preferred securities have a fixed interest rate of 6.80% during the first five years, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus 3.10%. Interest is to be paid quarterly.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major factors that influenced the consolidated results of operations and financial condition of the Company for the current period. This analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission, and with the unaudited financial statements and notes as set forth in this report.

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

Increase in FHLB Credit Line

In July of 2003, the FHLB increased the Bank’s borrowing limit from 35% to 40% of the Bank’s unconsolidated total assets, which increased the Bank’s credit line from $210 million to $240 million.

Future Borrowing Contracts with FHLB

During June and July of 2003, the Company entered into future fixed rate, long-term borrowing contracts totaling $70.0 million with the Federal Home Loan Bank of San Francisco (“FHLB”).  The Company matched the funding dates of these future borrowings with the maturity dates of $70.0 million in existing fixed rate FHLB borrowings scheduled to mature through July of 2004. The Company’s strategy is to, in effect, refinance and extend these existing $70.0 million in FHLB borrowings at current market interest rates, in anticipation of higher market interest rates at later dates when these borrowings mature.  The future $70.0 million in fixed rate FHLB borrowings will mature at various times in 2006 and 2007 and have a weighted average fixed interest rate of 2.51%, 33 basis points lower than the weighted average fixed interest rate of 2.84% on the existing borrowings.

Recent Issuance and Future Redemption of Trust Preferred Securities

On August 12, 2003, the Company announced that a newly established subsidiary of the Parent, Pacific Crest Capital Trust III (“PCC Trust III”) had issued $10,000,000 of trust preferred securities in a private placement offering. The trust preferred securities have a maturity of 30 years, but are callable by the Company in part or in total at par after five years. The trust preferred securities have a fixed interest rate of 6.80% during the first five years, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus 3.10%. Interest is to be paid quarterly.

The Company intends to use the proceeds from this offering to redeem the remaining $10,000,000 of the 9.375% Trust Preferred Securities of its wholly owned subsidiary, PCC Capital I, in order to reduce future interest expense. The securities will be redeemed at par value, plus accrued interest, on Monday, September 15, 2003.

In connection with this $10,000,000 redemption of the 9.375% Trust Preferred Securities, the Company will incur an estimated pre-tax charge of $493,000, or $286,000 after tax, in order to expense the remaining deferred issuance costs related to these securities.  The impact of this expense on the Company’s diluted earnings per share is estimated at $0.05 per share.

Redemption of Trust Preferred Securities

On June 30, 2003, Pacific Crest redeemed $7,250,000, or 42%, of the 9.375% Trust Preferred Securities issued by its wholly owned subsidiary, PCC Capital I.  The securities were redeemed at par value, plus accrued interest.  After the redemption, there was $10,000,000 still outstanding of the originally issued $17,250,000 in 9.375% Trust Preferred Securities.  In connection with the redemption, the Company recorded a second quarter pre-tax charge of $359,000 in order to expense the pro rata portion of the deferred issuance costs related to these securities.  This charge is reflected on the Company’s Consolidated Statements of Income as “Write-off of deferred issuance costs on trust preferred securities.”

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

Capital

As of June 30, 2003, Pacific Crest’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 9.23%, 12.96%, and 17.71%, respectively.  The Bank’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 9.87%, 13.84%, and 15.10%, respectively.  These ratios placed Pacific Crest  and the Bank in the “well-capitalized” category as defined by federal regulations, which require corresponding capital ratios of 5%, 6% and 10%, respectively,  to qualify for that designation.

Dividends

On July 17, 2003, the Company announced that the Board of Directors had declared a cash dividend of $0.10 per common share for third quarter of 2003.  The dividend will be paid on September 12, 2003, to shareholders of record at the close of business on August 29, 2003.

On April 15, 2003, the Company announced that the Board of Directors had declared a cash dividend of $0.06 per common share for the second quarter of 2003.  The dividend was paid on June 13, 2003, to shareholders of record at the close of business on May 30, 2003.

On January 23, 2003, the Company announced that the Board of Directors had declared a cash dividend of $0.05 per common share for the first quarter of 2003.  The dividend was paid on March 14, 2003 to shareholders of record at the close of business on February 28, 2003.

Stock Repurchase Plan

During the six months ended June 30, 2003, pursuant to its common stock repurchase program, the Company repurchased 300,908 shares of its common stock at an average cost per share of $18.85.  The total amount paid for these shares was approximately $5.7 million.  During the same period, the Company utilized repurchased shares for all of its common stock issuances under the Company’s employee stock purchase plan, non-employee directors stock purchase plan, and employee stock option plan, which totaled 51,377 shares.  As of June 30, 2003, the Company had 69,292 shares remaining authorized for repurchase under its common stock repurchase program.

On April 9, 2003, the Company announced that its Board of Directors had approved an additional 300,000 shares under the stock repurchase program.

Sale of Interest Rate Cap Agreement

On February 8, 2000, the Company sold its interest rate cap agreement and recognized a deferred gain of $1.8 million, which was reported in the Consolidated Balance Sheets under the caption, “Accrued interest payable and other liabilities”.  The deferred gain was amortized as a credit to “Interest expense – deposits” over the remaining life of the original interest rate cap agreement, which had a maturity date of June 8, 2003.  During the six months ended June 30, 2003 and 2002, the amount of deferred gain amortization totaled $240,000 and $275,000, respectively, which resulted in a reduction in interest expense on deposits.

Low Interest Rate Environment

During the first six months of 2003, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) reduced the federal funds target rate by 25 basis points, to 1.00%, on June 25, 2003.  During 2002, the Federal Reserve lowered the federal funds target rate by 50 basis points, to 1.25% on November 6, 2002.  During 2001, the Federal Reserve reduced the federal funds target rate by 475 basis points to 1.75%.  The impact of this cumulative 550 basis point reduction led to a low interest rate environment in 2002 and 2001, which continued into the first six months of 2003, and resulted in (i) downward repricing of the Company’s adjustable rate loans, and (ii) the Company’s lowering of interest rates on all of its deposit products.  Additionally, the interest rates declined on the Company’s adjustable rate investments and borrowings.

Loan Originations

The following table presents the Company’s loan originations for the periods indicated (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	Amounts		%	Amounts		%
	2003	2002	Change	2003	2002	Change
Income property loans	$16,668	$28,813	(42.2)%	$41,633	$49,506	(15.9)%
Commercial business loans	450	—	100.0%	450	—	100.0%
SBA business loans:
7(a) - guaranteed portion	3,615	3,028	19.4%	5,776	4,485	28.8%
7(a) - unguaranteed portion	1,481	965	53.5%	2,164	1,369	58.1%
Total 7(a) loans	5,096	3,993	27.6%	7,940	5,854	35.6%
504 first lien loans	—	902	(100.0)%	205	902	(77.3)%
504 second lien loans	1,583	689	129.8%	1,741	689	152.7%
Total 504 loans	1,583	1,591	(0.5)%	1,946	1,591	22.3%
Total SBA loans	6,679	5,584	19.6%	9,886	7,445	32.8%
Total loan originations	$23,797	$34,397	(30.8)%	$51,969	$56,951	(8.7)%

Loan Sales

The following table presents the Company’s SBA loan sales for the periods indicated (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	Amounts		%	Amounts		%
	2003	2002	Change	2003	2002	Change
SBA 7(a) guaranteed loans	$5,745	$2,609	120.2%	$9,691	$2,609	271.4%
SBA 504 first lien loans	685	782	(12.4)%	1,382	782	76.7%
Total SBA loan sales	$6,430	$3,391	89.6%	$11,073	$3,391	226.5%

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

In May of 2003, Institutional Shareholder Services, a leading provider of proxy voting and corporate governance services, gave Pacific Crest Capital, Inc. a 99.8% corporate governance rating.

RESULTS OF OPERATIONS

The following table presents condensed statements of income and related performance data for the periods indicated and the dollar and percentage changes between the periods (dollars in thousands, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	Amounts		Increase (Decrease)		Amounts		Increase (Decrease)
	2003	2002	$	%	2003	2002	$	%
Interest income	$9,960	$10,430	$(470)	(4.5)%	$19,811	$20,794	$(983)	(4.7)%
Interest expense	3,900	4,738	(838)	(17.7)%	7,568	9,870	(2,302)	(23.3)%
Net interest income	6,060	5,692	368	6.5%	12,243	10,924	1,319	12.1%
Provision for loan losses	50	150	(100)	(66.7)%	100	250	(150)	(60.0)%
Non-interest income	1,579	867	712	82.1%	2,491	1,491	1,000	67.1%
Non-interest expense	3,780	3,347	433	12.9%	7,146	6,423	723	11.3%
Income before income taxes	3,809	3,062	747	24.4%	7,488	5,742	1,746	30.4%
Income tax provision	1,611	1,319	292	22.1%	3,161	2,476	685	27.7%
Net income	$2,198	$1,743	$455	26.1%	$4,327	$3,266	$1,061	32.5%

Diluted earnings per share (1)	$0.42	$0.33	$0.09	27.3%	$0.81	$0.61	$0.20	32.8%
Cash dividends per share (1)	$0.06	$0.04	$0.02	50.0%	$0.11	$0.08	$0.03	37.5%
Return on average equity (2)	20.64%	17.48%			19.96%	16.68%
Return on average assets	1.43%	1.27%			1.43%	1.19%
Net interest rate spread	3.90%	3.94%			4.04%	3.76%
Net interest margin	4.06%	4.22%			4.22%	4.06%
Operating expense to average assets (3)	2.23%	2.43%			2.24%	2.33%
Efficiency ratio (4)	47.89%	50.69%			47.74%	51.56%

(1)                June 30, 2002 per share amounts adjusted to reflect the 2-for-1 stock split distributed November 12, 2002.

(2)                Calculation excludes average accumulated other comprehensive income (loss) from average shareholders’ equity.

(3)                Operating expense is defined as total non-interest expense less write-off of deferred issuance costs on trust preferred securities, credit and collection expenses, and OREO expenses.

(4)                Efficiency ratio is defined as operating expense divided by the sum of net interest income, loan prepayment and late fee income, gain on sale of SBA 7(a) loans, gain on sale of SBA 504 loans and broker fee income, and other income.

Earnings Performance Summary

Three Months Ended June 30, 2003 and 2002

Net income was $2.2 million (or $0.42 per common share on a diluted basis) for the three months ended June 30, 2003, compared to $1.7 million (or $0.33 per common share on a diluted basis) for the corresponding period in 2002.  Pre-tax income was $3.8 million for the three months ended June 30, 2003 and $3.1 million for the same period in 2002.  The following describes the changes in the major components of pre-tax income for the three months ended June 30, 2003 compared to the same period in 2002:

•                  Net interest income grew by $368,000, to $6.1 million, primarily due to a $838,000 decline in interest expense, partially offset by a $470,000 drop in interest income. The decline in interest expense was primarily due to lower interest expense on deposits, which was principally attributable to the Company’s lowering of interest rates on its deposits and related certificates of deposit run-off.  The decreases in interest rates on the Company’s deposits resulted from a lower interest rate environment due to the cumulative reduction of 550 basis points, to 1.00%, in the federal funds target rate by the Federal Reserve in 2003, 2002 and 2001.  The lower interest expense on deposits was partially offset by higher interest expense on borrowings, primarily due to the growth in FHLB advances and trust preferred securities.

The drop in interest income was principally due to lower interest income on loans, which was primarily due to the impact of declining interest rates on the Company’s adjustable rate loans and the weighted average interest rate on loan payoffs exceeding the weighted average interest rate on loan originations.  This was partially offset by higher interest income on mortgage-backed securities, which was principally due to $124.3 million in fixed rate, GNMA purchases made during the twelve month period from June 30, 2002 through June 30, 2003.

•                  Provision for loan losses decreased by $100,000, to $50,000, reflecting management’s evaluation of the allowance for loan losses and the risk inherent in the Company’s loan portfolio.  During the three months ended June 30, 2003, the allowance for loan losses increased by $50,000, to $8.7 million, which reflected the $50,000 provision and no charge-offs or recoveries.  During the three months June 30, 2002, the allowance for loan losses increased by $153,000, to $8.5 million, which reflected a $150,000 provision and recoveries of $3,000.  The allowance for loan losses as a percentage of total loans was 1.94% and 1.82% at June 30, 2003 and 2002, respectively, and 1.88% at December 31, 2002.

•                  Non-interest income grew by $712,000, to $1.6 million, primarily due to increases of $280,000 and $496,000 in gain on sale of SBA 7(a) loans and gain on sale of investment securities, respectively, partially offset by a reduction of $141,000 in broker fee income on SBA 504 loans.  The growth in gain on sale of SBA 7(a) loans was due to the sale of $5.7 million in the guaranteed portion of SBA 7(a) loans during the second quarter of 2003, whereas $2.6 million of SBA 7(a) loans were sold during the same period in 2002.  The $496,000 gain on sale of investment securities was primarily due to the sale in June of 2003 of $20.2 million in GNMA mortgage-backed securities.

•                  Non-interest expense grew by $433,000, to $3.8 million, primarily due to increases of $359,000 and $82,000 in write-off of deferred issuance costs on trust preferred securities and legal, audit, and other professional fees, respectively.  The $359,000 write-off of deferred issuance costs on trust preferred securities was incurred in connection with the $7,250,000 redemption of the Company’s 9.375% Trust Preferred Securities on June 30, 2003.  The growth in legal, audit, and other professional fees was primarily due to consulting fees paid related to the Company’s asset liability management, as well as legal fees incurred in connection with the review of the Company’s corporate financing transactions.

Earnings Performance Summary

Six Months Ended June 30, 2003 and 2002

Net income was $4.3 million (or $0.81 per common share on a diluted basis) for the six months ended June 30, 2003, compared to $3.3 million (or $0.61 per common share on a diluted basis) for the corresponding period in 2002.  Pre-tax income was $7.5 million for the six months ended June 30, 2003 and $5.7 million for the same period in 2002.  The following describes the changes in the major components of pre-tax income for the six months ended June 30, 2003 compared to the same period in 2002:

•                  Net interest income grew by $1.3 million, to $12.2 million, primarily due to a $2.3 million decline in interest expense, partially offset by a $983,00 drop in interest income. The decline in interest expense was primarily due to lower interest expense on deposits, which was principally attributable to the Company’s lowering of interest rates on its deposits and related certificates of deposit run-off.  The decreases in interest rates on the Company’s deposits resulted from a lower interest rate environment due to the cumulative reduction of 550 basis points, to 1.00%, in the federal funds target rate by the Federal Reserve in 2003, 2002 and 2001.  The lower interest expense on deposits was partially offset by higher interest expense on borrowings, primarily due to the growth in FHLB advances and trust preferred securities.

The drop in interest income was principally due to lower interest income on loans, which was primarily due to the impact of declining interest rates on the Company’s adjustable rate loans and the weighted average interest rate on loan payoffs exceeding the weighted average interest rate on loan originations.  This was partially offset by higher interest income on mortgage-backed securities, which was principally due to $124.3 million in fixed rate, GNMA purchases made during the twelve month period from June 30, 2002 through June 30, 2003.

•                  Provision for loan losses decreased by $150,000, to $100,000, reflecting management’s evaluation of the allowance for loan losses and the risk inherent in the Company’s loan portfolio.  During the six months ended June 30, 2003, the allowance for loan losses increased by $100,000, to $8.7 million, which reflected the $100,000 provision and no charge-offs or recoveries.  During the six months ended June 30, 2002, the allowance for loan losses increased by $583,000, to $8.5 million, which reflected a $250,000 provision and recoveries of $333,000.

•                  Non-interest income grew by $1.0 million, to $2.5 million, primarily due to increases of $661,000 and $516,000 in gain on sale of SBA 7(a) loans and gain on sale of investment securities, respectively, partially offset by a reduction of $239,000 in broker fee income on SBA 504 loans.  The growth in gain on sale of SBA 7(a) loans was due to the sale of $9.7 million in the guaranteed portion of SBA 7(a) loans during the first six months of 2003, whereas $2.6 million of SBA 7(a) loans were sold during the same period in 2002.  The $516,000 gain on sale of investment securities was primarily due to the sale in June of 2003 of $20.2 million in GNMA mortgage-backed securities, for which the Company recognized a gain of $496,000.

•                  Non-interest expense grew by $723,000, to $7.1 million, primarily due to increases of $359,000 and $267,000 in write-off of deferred issuance costs on trust preferred securities and legal, audit, and other professional fees, respectively.  The $359,000 write-off of deferred issuance costs on trust preferred securities was incurred in connection with the $7,250,000 redemption of the Company’s 9.375% Trust Preferred Securities on June 30, 2003.  The growth in legal, audit, and other professional fees was primarily due to the $175,000 reversal in the first quarter of 2002 of expenses relating to obtaining a favorable ruling on an Internal Revenue Service (“IRS”) income tax refund claim and settling a legal claim brought against the Bank.  Contributing to the increase in this category were the factors mentioned in the second quarter of 2003 discussion.  See “Earnings Performance Summary – Three Months Ended June 30, 2003 and 2002.”

Average Balances, Interest Income and Expense, Yields and Rates

Three Months Ended June 30, 2003 and 2002

The following table presents the Company’s consolidated average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest yields/rates for the periods presented.  All average balances are daily average balances (dollars in thousands):

	Three Months Ended June 30,
	2003			2002
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-Earning Assets:
Loans (1)	$452,383	$8,271	7.33%	$461,725	$9,380	8.15%
Securities purchased under resale agreements	1,650	5	1.22%	3,897	18	1.85%
Investment securities available for sale (2):
Mortgage-backed securities	142,043	1,668	4.70%	70,687	993	5.62%
Corporate debt securities	2,280	16	2.81%	4,131	39	3.78%
Total investment securities	144,323	1,684	4.67%	74,818	1,032	5.52%
Total interest-earning assets	598,356	9,960	6.68%	540,440	10,430	7.74%
Investment in FHLB stock	9,427			3,010
Unrealized gain on investment securities	2,863			99
Non-interest-earning assets	11,482			12,559
Allowance for loan losses	(8,718)			(8,441)
Total assets	$613,410			$547,667

Interest-Bearing Liabilities:
Checking accounts	$16,889	43	1.02%	$15,861	61	1.54%
Savings accounts	134,558	463	1.38%	133,524	669	2.01%
Certificates of deposit	202,469	1,569	3.11%	243,979	2,681	4.41%
Total deposits	353,916	2,075	2.35%	393,364	3,411	3.48%
Short-term FHLB advances	13,403	44	1.32%	18,332	86	1.88%
Long-term FHLB advances	160,000	1,091	2.73%	40,000	315	3.16%
Total FHLB advances	173,403	1,135	2.63%	58,332	401	2.76%
Term borrowings	—	—	—	31,099	521	6.63%
Trust preferred securities	35,050	690	7.87%	17,250	405	9.39%
Total borrowings	208,453	1,825	3.51%	106,681	1,327	4.96%
Total interest-bearing liabilities	562,369	3,900	2.78%	500,045	4,738	3.80%
Non-interest-bearing liabilities	6,776			7,676
Shareholders’ equity	44,265			39,946
Total liabilities and shareholders’ equity	$613,410			$547,667

Excess of interest-earning assets over interest-bearing liabilities	$35,987			$40,395
Net interest income		$6,060			$5,692
Net interest rate spread (3)			3.90%			3.94%
Net interest margin (4)			4.06%			4.22%

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

Three Months Ended June 30, 2003 and 2002

The following table sets forth the composition of average interest-earning assets and average interest-bearing liabilities by category and by the percentage of each category to the total for the periods indicated, including the change in average balance, composition, and yield/rate between these respective periods (dollars in thousands):

	Three Months Ended June 30,
	2003			2002			Increase (Decrease)
	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate
Interest-Earning Assets:
Loans	$452,383	75.6%	7.33%	$461,725	85.5%	8.15%	$(9,342)	(9.9)%	(0.82)%
Securities purchased under resale agreements	1,650	0.3%	1.22%	3,897	0.7%	1.85%	(2,247)	(0.4)%	(0.63)%

Investment securities available for sale:
Mortgage-backed securities	142,043	23.7%	4.70%	70,687	13.1%	5.62%	71,356	10.6%	(0.92)%
Corporate debt securities	2,280	0.4%	2.81%	4,131	0.7%	3.78%	(1,851)	(0.3)%	(0.97)%
Total investment securities	144,323	24.1%	4.67%	74,818	13.8%	5.52%	69,505	10.3%	(0.85)%
Total interest-earning assets	$598,356	100.0%	6.68%	$540,440	100.0%	7.74%	$57,916		(1.06)%

Interest-Bearing Liabilities:
Checking accounts	$16,889	3.0%	1.02%	$15,861	3.2%	1.54%	$1,028	(0.2)%	(0.52)%
Savings accounts	134,558	23.9%	1.38%	133,524	26.7%	2.01%	1,034	(2.8)%	(0.63)%
Certificates of deposit	202,469	36.0%	3.11%	243,979	48.8%	4.41%	(41,510)	(12.8)%	(1.30)%
Total deposits	353,916	62.9%	2.35%	393,364	78.7%	3.48%	(39,448)	(15.8)%	(1.13)%

Short-term FHLB advances	13,403	2.4%	1.32%	18,332	3.7%	1.88%	(4,929)	(1.3)%	(0.56)%
Long-term FHLB advances	160,000	28.5%	2.73%	40,000	8.0%	3.16%	120,000	20.5%	(0.43)%
Total FHLB advances	173,403	30.9%	2.63%	58,332	11.7%	2.76%	115,071	19.2%	(0.13)%
Term borrowings	—	0.0%	0.00%	31,099	6.2%	6.63%	(31,099)	(6.2)%	(6.63)%
Trust preferred securities	35,050	6.2%	7.87%	17,250	3.4%	9.39%	17,800	2.8%	(1.52)%
Total borrowings	208,453	37.1%	3.51%	106,681	21.3%	4.96%	101,772	15.8%	(1.45)%
Total interest-bearing liabilities	$562,369	100.0%	2.78%	$500,045	100.0%	3.80%	$62,324		(1.02)%

Excess of interest-earning assets over interest-bearing liabilities	$35,987			$40,395			$(4,408)
Net interest rate spread			3.90%			3.94%			(0.04)%
Net interest margin			4.06%			4.22%			(0.16)%

Volume and Rate Variance Analysis of Net Interest Income

Three Months Ended June 30, 2003 and 2002

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

	Three Months Ended June 30, 2003 vs. 2002
	Increase (Decrease) Due To
	Volume	Rate	Total
Interest Income:
Loans	$(186)	$(923)	$(1,109)
Securities purchased under resale agreements	(8)	(5)	(13)
Investment securities available for sale:
Mortgage-backed securities	860	(185)	675
Corporate debt securities	(15)	(8)	(23)
Total investment securities	845	(193)	652
Total interest income	651	(1,121)	(470)

Interest Expense:
Checking accounts	4	(22)	(18)
Savings accounts	5	(211)	(206)
Certificates of deposit	(407)	(705)	(1,112)
Total deposits	(398)	(938)	(1,336)

FHLB advances	754	(20)	734
Term borrowings	(521)	—	(521)
Trust preferred securities	359	(74)	285
Total borrowings	592	(94)	498
Total interest expense	194	(1,032)	(838)

Net Interest Income	$457	$(89)	$368

Net Interest Income - Three Months Analysis

On an overall basis, net interest income grew by $368,000, to $6.1 million, during the three months ended June 30, 2003 compared to the same period in 2002, primarily due to a $838,000 decline in interest expense, partially offset by a $470,000 drop in interest income. The decline in interest expense was primarily due to lower interest expense on deposits, which was principally attributable to the Company’s lowering of interest rates on its deposits and related certificates of deposit run-off.  The decreases in interest rates on the Company’s deposits resulted from a lower interest rate environment due to the cumulative reduction of 550 basis points, to 1.00%, in the federal funds target rate by the Federal Reserve in 2003, 2002 and 2001.  The lower interest expense on deposits was partially offset by higher interest expense on borrowings, primarily due to the growth in FHLB advances and trust preferred securities.

The drop in interest income was principally due to lower interest income on loans, which was primarily due to the impact of declining interest rates on the Company’s adjustable rate loans and the weighted average interest rate on loan payoffs exceeding the weighted average interest rate on loan originations.  This was partially offset by higher interest income on mortgage-backed securities, which was principally due to $124.3 million in fixed rate, GNMA purchases made during the twelve month period from June 30, 2002 through June 30, 2003.

The impact of the federal funds target rate decreases in 2003, 2002 and 2001 caused downward repricing on the Company’s adjustable rate loans, which are primarily based on LIBOR (“London Interbank Offered Rate”) and the prime rate.  The federal funds target rate is the rate at which banks lend to each other in the overnight market.  Reductions in the federal funds target rate generally result in reductions of LIBOR as well as the prime rates offered by major banks, including  Bank of America.  The Company’s LIBOR loans are generally priced at a margin above six-month LIBOR. The Company’s prime rate loans are priced at a margin above either Bank of America’s prime lending rate or the published Wall Street Journal prime lending rate.  As of June 30, 2003 and 2002, 85.8% and 84.9% of the Company’s loan portfolio consisted of adjustable rate loans, respectively.

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

The net interest rate spread declined by four basis points, to 3.90%, during the three months ended June 30, 2003, compared to the same period in 2002.  This was primarily due to a decrease of 106 basis points, to 6.68%, in the yield on average total interest-earning assets, partially offset by a decrease of 102 basis points, to 2.78%, in the rate paid on average total interest-bearing liabilities. The decrease in the yield earned on average total interest-earning assets was primarily due to (i) a drop in the yield on loans, which was discussed above, (ii) a decrease in the yield on mortgage-backed securities, which was principally due to $124.3 million of lower rate purchases made in a declining interest rate environment, and (iii) a change in the composition of average total interest-earning assets to lower yield mortgage-backed securities from higher yield loans.

The decrease in the rate paid on average total interest-bearing liabilities was principally attributable to the lowering by the Company of the interest rates on its deposits, as well as (i) maturities in 2002 of higher rate term borrowings, (ii) a reduction in rates on the Company’s FHLB borrowing facility, and (iii) a decline in the aggregate rate on the Company’s trust preferred securities due to the issuance in 2003 of $19.3 million of trust preferred securities with a weighted average rate of 6.41%, lower than the rate on the 9.375%  Trust Preferred Securities.  These factors were partially offset by a change in the composition of the Company’s average total interest-bearing liabilities to higher rate borrowings from lower rate deposits.

Total Interest Income - Three Months Analysis

On an overall basis, total interest income decreased by $470,000, to $10.0 million, during the three months ended June 30, 2003 compared to the same period in 2002.  This was primarily due to the $1.1 million reduction in interest income on the Company’s loans, principally attributable to (i) downward repricing on the Company’s adjustable rate loans, and (ii) the weighted average interest rate on loan payoffs exceeding the weighted average interest rate on loan originations.  Additionally, the balance of the Company’s loans declined due to the combination of loan payoffs and sales exceeding loan originations.  The lower interest income on loans was partially offset by the $675,000 growth in interest income on the Company’s mortgage-backed securities, which was primarily due to fixed rate purchases of $124.3 million during the twelve month period from June 30, 2002 through June 30, 2003.  Such purchases were made at lower interest rates due to the declining interest rate environment.  The Company made these purchases in order to help offset the decline in interest income on loans.  On a volume and rate analysis basis, the decrease in interest income was primarily due to a decline in the yield earned on average total interest-earning assets, which decreased interest income by $1.1 million, partially offset by the growth in the balance of these assets, which increased interest income by $651,000.

Average total interest-earning assets grew by $57.9 million, to $598.4 million, during the three months ended June 30, 2003 compared to the same period in 2002, and was principally due to an increase of $69.5 million in average investment securities, partially offset by reductions of $9.3 million and $2.2 million in average loans and average securities purchased under resale agreements, respectively.  The changes in average investment securities and average loans resulted in a shift in the mix of average total interest-earning assets to lower yield investment securities from higher yield loans.  The percentage of average investment securities to average total interest-earning assets increased to 24.1% during the three months ended June 30, 2003 from 13.8% during the same period in 2002.

The increase in average investment securities of $69.5 million, to $144.3 million, was primarily due to the  growth in average mortgage-backed securities of $71.4 million, partially offset by a decline in average corporate debt securities of $1.9 million.  The growth in average mortgage-backed securities was principally due to fixed rate GNMA purchases of $22.2 million in the third quarter of 2002, $71.4 million in the first quarter of 2003, and $30.7 million in the second quarter of 2003, partially offset by a sale of $20.2 million in the second quarter of 2003 and principal payments received on these securities  The Company made the purchases in order to help offset the decrease in interest income on the Company’s loans.  The decline in average corporate debt securities was primarily due to Company write-downs to market value of $682,000 and $81,000 in the third and fourth quarters of 2002, respectively, on one of the Company’s corporate debt securities, as well as the sale of that security during the first quarter of 2003.

The yield earned on average total interest-earning assets decreased by 106 basis points, to 6.68%, during the three months ended June 30, 2003 compared to the same period in 2002, primarily due to the following decreases in yields attributable to the declining interest rate environment during 2003, 2002, and 2001:

•                  The yield on average loans declined by 82 basis points, to 7.33%, primarily due to the downward repricing of the Company’s adjustable rate loans and the weighted average interest rate on loan payoffs exceeding the weighted average interest rate on loan originations.

•                  The yield on average short-term securities purchased under resale agreements decreased by 63 basis points, to 1.22%.

•                  The yield on average fixed rate mortgage-backed securities dropped by 92 basis points, to 4.70%, primarily due to lower yielding purchases of $22.2 million made in the third quarter of 2002 and $102.1 million made in the first six months of 2003, as well as slightly faster acceleration in the amortization of the premiums paid on the mortgage-backed securities, which was attributable to an increase in the payoffs of the underlying mortgage loans.

•                  The yield on average adjustable rate corporate debt securities declined by 97 basis points, to 2.81%, reflecting the downward repricing of these adjustable rate instruments.

Contributing to the decline in the yield earned on average total interest-earning assets was the change in the composition of average total interest-earning assets to lower yield investment securities from higher yield loans.

Total Interest Expense -Three Months Analysis

On an overall basis, total interest expense decreased by $838,000, to $3.9 million, during the three months ended June 30, 2003 compared to the same period in 2002.  This was primarily due to the $1.3 million reduction in interest expense on deposits, principally attributable to the Company’s lowering of interest rates on its deposits and the related certificates of deposit run-off.  This was partially offset by the $498,000 growth in interest expense on borrowings, which was principally due to the growth in FHLB advances and trust preferred securities.  These factors were mitigated by the maturities of higher rate term borrowings in 2002.  On a volume and rate analysis basis, the decrease in interest expense was primarily due to a decline in the rate paid on average interest-bearing liabilities, which reduced interest expense by $1.0 million, partially offset by the growth in the balance of these liabilities, which increased interest expense by $194,000.

Average total interest-bearing liabilities grew by $62.3 million, to $562.4 million, during the three months ended June 30, 2003 compared to the same period in 2002, and was primarily due to an increase of $101.8 million in average borrowings, partially offset by a reduction of $39.5 million in average deposits.  The changes in average deposits and average borrowings resulted in a change in the composition of average total interest-bearing liabilities to higher rate borrowings from lower rate deposits.  The percentage of average borrowings to average total interest-bearing liabilities increased to 37.1% during the three months ended June 30, 2003 from 21.3% during the same period in 2002.

The decline in average deposits of $39.5 million, to $353.9 million, during the three months ended June 30, 2003 compared to the same period in 2002, was principally due to a reduction of $41.5 million in average certificates of deposit.  This decrease was primarily attributable to the Company’s lowering of interest rates on all of its deposit products in response to the lower interest rate environment resulting from the cumulative 550 basis point reduction, to 1.00%, in the federal funds target rate by the Federal Reserve during 2003, 2002, and 2001.

The changes in the average balances of the Company’s deposit products resulted in a shift in the composition of average deposits to lower rate checking and savings accounts from higher rate certificates of deposit. This reflected the Company’s strategy and efforts to help reduce the overall cost of its deposits. The percentage of average checking and savings accounts to average deposits rose to 42.8% during the three months ended June 30, 2003, from 38.0% during the same period in 2002.

The growth in average borrowings of $101.8 million, to $208.5 million, during the three months ended June 30, 2003 compared to the same period in 2002, was principally due to an increase of $115.1 million in average combined short-term and long-term FHLB advances, as well as an increase of $17.8 million in average trust preferred securities, partially offset by a reduction of $31.1 million in average term borrowings.  The increase in average combined short-term and long-term FHLB advances was primarily due to $120.0 million in long-term advances, with a weighted average interest rate of 2.63%, that the Company obtained during the 12-month period from June 30, 2002 to June 30, 2003.  The growth in average trust preferred securities was due to the Company’s issuances in March and April of 2003 of $13.3 million and $6.0 million in trust preferred securities, respectively, bearing respective interest rates of 6.335% and 6.58% during the first five years of their 30-year terms.  The average term borrowings declined due to maturities of $10.0 million, and $20.0 million and $10.0 million in April, September, and October of 2002.  These matured term borrowings had a weighted average interest rate of 6.63%.

The changes in the average balances of the Company’s borrowing facilities resulted in a shift in the composition of average borrowings to lower rate FHLB advances from higher rate non-FHLB borrowings.  This reflected the Company’s strategy in using the FHLB’s low cost credit facility primarily for fixed rate advances with 12-36 month terms to insulate the Company from potentially higher interest rates in 2003, 2004, and 2005.  The percentage of average FHLB advances to average borrowings rose to 83.2% during the three months ended June 30, 2003, from 54.7% during the same period in 2002.

The rate on average total interest-bearing liabilities decreased by 102 basis points, to 2.78%, during the three months ended June 30, 2003 compared to the same period in 2002, and was principally due to the reduction of 113 basis points, to 2.35%, in the rate on average deposits, as well as the reduction of 145 basis points, to 3.51%, in the rate on average borrowings.  Partially offsetting these factors was a change in the composition of average total interest-bearing liabilities to higher rate borrowings, with a weighted average rate of 3.51%, from lower rate deposits, with a weighted average rate of 2.35%.

The 113 basis point decline in the rate on average deposits reflected the Company’s lowering of interest rates on its deposit products, which resulted in reductions of 52 basis points, 63 basis points, and 130 basis points in the rates on average checking accounts, average savings accounts, and average certificates of deposit, respectively.  Contributing to the decrease in the rate on average deposits was a change in the composition of average deposits to lower rate checking and savings accounts from higher rate certificates of deposit.

The 145 basis point decrease in the rate on average borrowings was primarily due to (i) the reduction of 13 basis points, to 2.63%, in the rate on average combined short-term and long-term FHLB advances, due to the use of lower rate, short-term FHLB advances and the addition of $120.0 million of long-term advances, with a weighted average interest rate of 2.63%, during the 12-month period from June 30, 2002 to June 30, 2003, (ii) the reduction of 663 basis points in the rate on average term borrowings, which matured during 2002, and (iii) the reduction of 152 basis points, to 7.87%, in the rate on average trust preferred securities, due to the issuances in March and April of 2003 of $13.3 million and $6.0 million in trust preferred securities, respectively, bearing respective interest rates of 6.335% and 6.58% that were lower than the 9.375% rate on the pre-existing $17.3 million in trust preferred securities issued in 1997, and (iv) the change in the composition of average borrowings to lower rate FHLB advances from higher rate non-FHLB borrowings.

Average Balances, Interest Income and Expense, Yields and Rates

Six Months Ended June 30, 2003 and 2002

The following table presents the Company’s consolidated average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest yields/rates for the periods presented.  All average balances are daily average balances (dollars in thousands):

	Six Months Ended June 30,
	2003			2002
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-Earning Assets:
Loans (1)	$455,260	$16,834	7.46%	$460,367	$18,883	8.27%
Securities purchased under resale agreements	2,547	14	1.11%	14,699	121	1.66%
Investment securities available for sale (2):
Mortgage-backed securities	125,033	2,928	4.68%	62,979	1,712	5.44%
Corporate debt securities	2,352	35	2.98%	4,128	78	3.78%
Total investment securities	127,385	2,963	4.65%	67,107	1,790	5.33%
Total interest-earning assets	585,192	19,811	6.83%	542,173	20,794	7.73%
Unsettled mortgage-backed securities trades	6,811			—
Investment in FHLB stock	8,913			2,513
Unrealized gain on investment securities	2,509			12
Non-interest-earning assets	11,386			13,203
Allowance for loan losses	(8,694)			(8,315)
Total assets	$606,117			$549,586

Interest-Bearing Liabilities:
Checking accounts	$16,376	91	1.12%	$15,349	124	1.63%
Savings accounts	132,970	969	1.47%	134,447	1,370	2.05%
Certificates of deposit	204,375	3,195	3.15%	250,194	5,671	4.57%
Total deposits	353,721	4,255	2.43%	399,990	7,165	3.61%
Short-term FHLB advances	15,542	104	1.35%	9,216	86	1.88%
Long-term FHLB advances	151,270	2,086	2.78%	40,000	626	3.16%
Total FHLB advances	166,812	2,190	2.65%	49,216	712	2.92%
Term borrowings	—	—	0.00%	35,525	1,184	6.63%
Trust preferred securities	27,083	1,123	8.29%	17,250	809	9.38%
Total borrowings	193,895	3,313	3.44%	101,991	2,705	5.30%
Total interest-bearing liabilities	547,616	7,568	2.79%	501,981	9,870	3.97%
Non-interest-bearing liabilities	13,667			8,429
Shareholders’ equity	44,834			39,176
Total liabilities and shareholders’ equity	$606,117			$549,586

Excess of interest-earning assets over interest-bearing liabilities	$37,576			$40,192
Net interest income		$12,243			$10,924
Net interest rate spread (3)			4.04%			3.76%
Net interest margin (4)			4.22%			4.06%

(2)                Average balances of loans are calculated net of deferred loan fees, but include non-accrual loans which have a zero yield.

(2)                Average balances of investment securities available for sale are presented on a historical amortized cost basis.

(3)                Net interest rate spread represents the yield earned on average total interest-earning assets less the rate paid on average total interest-bearing liabilities.

(5)                Net interest margin is computed by dividing annualized net interest income by average total interest-earning assets.

Net Changes in Average Balances, Composition, Yields and Rates

Six Months Ended June 30, 2003 and 2002

The following table sets forth the composition of average interest-earning assets and average interest-bearing liabilities by category and by the percentage of each category to the total for the periods indicated, including the change in average balance, composition, and yield/rate between these respective periods (dollars in thousands):

	Six Months Ended June 30,
	2003			2002			Increase (Decrease)
	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate
Interest-Earning Assets:
Loans	$455,260	77.8%	7.46%	$460,367	84.9%	8.27%	$(5,107)	(7.1)%	(0.81)%
Securities purchased under resale agreements	2,547	0.4%	1.11%	14,699	2.7%	1.66%	(12,152)	(2.3)%	(0.55)%
Investment securities available for sale:
Mortgage-backed securities	125,033	21.4%	4.68%	62,979	11.6%	5.44%	62,054	9.8%	(0.76)%
Corporate debt securities	2,352	0.4%	2.98%	4,128	0.8%	3.78%	(1,776)	(0.4)%	(0.80)%
Total investment securities	127,385	21.8%	4.65%	67,107	12.4%	5.33%	60,278	9.4%	(0.68)%
Total interest-earning assets	$585,192	100.0%	6.83%	$542,173	100.0%	7.73%	$43,019		(0.90)%

Interest-Bearing Liabilities:
Checking accounts	$16,376	3.0%	1.12%	$15,349	3.1%	1.63%	$1,027	(0.1)%	(0.51)%
Savings accounts	132,970	24.3%	1.47%	134,447	26.8%	2.05%	(1,477)	(2.5)%	(0.58)%
Certificates of deposit	204,375	37.3%	3.15%	250,194	49.8%	4.57%	(45,819)	(12.5)%	(1.42)%
Total deposits	353,721	64.6%	2.43%	399,990	79.7%	3.61%	(46,269)	(15.1)%	(1.18)%
Short-term FHLB advances	15,542	2.9%	1.35%	9,216	1.8%	1.88%	6,326	1.1%	(0.53)%
Long-term FHLB advances	151,270	27.6%	2.78%	40,000	8.0%	3.16%	111,270	19.6%	(0.38)%
Total FHLB advances	166,812	30.5%	2.65%	49,216	9.8%	2.92%	117,596	20.7%	(0.27)%
Term borrowings	—	0.0%	0.00%	35,525	7.1%	6.63%	(35,525)	(7.1)%	(6.63)%
Trust preferred securities	27,083	4.9%	8.29%	17,250	3.4%	9.38%	9,833	1.5%	(1.09)%
Total borrowings	193,895	35.4%	3.44%	101,991	20.3%	5.30%	91,904	15.1%	(1.86)%
Total interest-bearing liabilities	$547,616	100.0%	2.79%	$501,981	100.0%	3.97%	$45,635		(1.18)%

Excess of interest-earning assets over interest-bearing liabilities	$37,576			$40,192			$(2,616)
Net interest rate spread			4.04%			3.76%			0.28%
Net interest margin			4.22%			4.06%			0.16%

Volume and Rate Variance Analysis of Net Interest Income

Six Months Ended June 30, 2003 and 2002

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

	Six Months Ended June 30, 2003 vs. 2002
	Increase (Decrease) Due To
	Volume	Rate	Total
Interest Income:
Loans	$(208)	$(1,841)	$(2,049)
Securities purchased under resale agreements	(76)	(31)	(107)
Investment securities available for sale:
Mortgage-backed securities	1,481	(265)	1,216
Corporate debt securities	(29)	(14)	(43)
Total investment securities	1,452	(279)	1,173
Total interest income	1,168	(2,151)	(983)

Interest Expense:
Checking accounts	8	(41)	(33)
Savings accounts	(15)	(386)	(401)
Certificates of deposit	(918)	(1,558)	(2,476)
Total deposits	(925)	(1,985)	(2,910)

FHLB advances	1,550	(72)	1,478
Term borrowings	(1,184)	—	(1,184)
Trust preferred securities	416	(102)	314
Total borrowings	782	(174)	608
Total interest expense	(143)	(2,159)	(2,302)

Net interest income	$1,311	$8	$1,319

Net Interest Income – Six Months Analysis

On an overall basis, net interest income grew by $1.3 million, to $12.2 million, during the six months ended June 30, 2003 compared to the same period in 2002, primarily due to a $2.3 million decline in interest expense, partially offset by a $983,000 drop in interest income.  The decline in interest expense was primarily due to lower interest expense on deposits, which was principally attributable to the Company’s lowering of interest rates on its deposits and related deposit run-off.  The decreases in interest rates on the Company’s deposits resulted from a lower interest rate environment due to the cumulative reduction of 550 basis points, to 1.00%, in the federal funds target rate by the Federal Reserve in 2003, 2002, and 2001.  The lower interest expense on deposits was partially offset by higher interest expense on borrowings, primarily due to the growth in FHLB advances and trust preferred securities.

The drop in interest income was principally due to lower interest income on loans, which was primarily due to the impact of declining interest rates on the Company’s adjustable rate loans and the weighted average interest rate on loan payoffs exceeding the weighted average interest rate on loan originations.  This was partially offset by higher interest income on mortgage-backed securities, which was principally due to $124.3 million in fixed rate, GNMA purchases made during the twelve month period from June 30, 2002 through June 30, 2003.

The net interest rate spread grew by 28 basis points, to 4.04%, during the six months ended June 30, 2003, compared to the same period in 2002.  This was primarily due to a decrease of 118 basis points, to 2.79%, in the rate paid on average total interest-bearing liabilities, partially offset by a decrease of 90 basis points, to 6.83%, in the yield earned on average total interest-earning assets. The decrease in the rate paid on average total interest-bearing liabilities was principally attributable to the lowering by the Company of the interest rates on its deposits, as well as (i) maturities in 2002 of higher rate term borrowings, (ii) a reduction in rates on the Company’s FHLB borrowing facility, and (iii) a decline in the aggregate rate on the Company’s trust preferred securities due to the issuance in 2003 of $19.3 million of trust preferred securities with a weighted average rate of 6.41%, lower than the rate on the 9.375%  Trust Preferred Securities.

The decrease in the yield earned on average total interest-earning assets was primarily due to (i) a drop in the yield on loans, which was discussed above, (ii) a decrease in the yield on mortgage-backed securities, which was principally due to $124.3 million of lower rate purchases made in a declining interest rate environment, and (iii) a change in the composition of average total interest-earning assets to lower yield mortgage-backed securities from higher yield loans.

Total Interest Income – Six Months Analysis

On an overall basis, total interest income decreased by $983,000, to $19.8 million, during the six months ended June 30, 2003 compared to the same period in 2002.  This was primarily due to the $2.0 million reduction in interest income on the Company’s loans, partially offset by the $1.2 million growth in interest income on the Company’s mortgage-backed securities.  See “Total Interest Income – Three Months Analysis” for information on the changes in interest income on loans and mortgage-backed securities.  On a volume and rate analysis basis, the decrease in interest income was primarily due to a decline in the yield earned on average total interest-earning assets, which decreased interest income by $2.2 million, partially offset by the growth in the balance of these assets, which increased interest income by $1.2 million.

Average total interest-earning assets grew by $43.0 million, to $585.2 million, during the six months ended June 30, 2003 compared to the same period in 2002, and was principally due to an increase of $60.3 million in average investment securities, partially offset by reductions of $5.1 million and $12.2 million in average loans and average securities purchased under resale agreements, respectively.  The changes in average investment securities and average loans resulted in a shift in the mix of average total interest-earning assets to lower yield investment securities from higher yield loans.  The percentage of average investment securities to average total interest-earning assets increased to 21.8% during the six months ended June 30, 2003 from 12.4% during the same period in 2002.

The increase in average investment securities of $60.3 million, to $127.4 million, was primarily due to the  growth in average mortgage-backed securities of $62.1 million, partially offset by a decline in average corporate debt securities of $1.8 million.  See “Total Interest Income – Three Months Analysis” for information on the changes in average investment securities.

The yield earned on average total interest-earning assets decreased by 90 basis points, to 6.83%, during the six months ended June 30, 2003 compared to the same period in 2002, primarily due to the following decreases in yields attributable to the declining interest rate environment during 2003, 2002, and 2001:

•                  The yield on average loans declined by 81 basis points, to 7.46.

•                  The yield on average short-term securities purchased under resale agreements decreased by 55 basis points, to 1.11%.

•                  The yield on average fixed rate mortgage-backed securities dropped by 76 basis points, to 4.68.

•                  The yield on average adjustable rate corporate debt securities declined by 80 basis points, to 2.98.

Contributing to the decline in the yield earned on average total interest-earning assets was the change in the composition of average total interest-earning assets to lower yield investment securities from higher yield loans.

Total Interest Expense – Six Months Analysis

On an overall basis, total interest expense decreased by $2.3 million, to $7.6 million, during the six months ended June 30, 2003 compared to the same period in 2002.  This was primarily due to the $2.9 million reduction in interest expense on deposits, partially offset by the $608,000 growth in interest expense on borrowings.  On a volume and rate analysis basis, the decrease in interest expense was primarily due to a decline in the rate paid on average interest-bearing liabilities, which reduced interest expense by $2.2 million.

Average total interest-bearing liabilities grew by $45.6 million, to $547.6 million, during the six months ended June 30, 2003 compared to the same period in 2002, and was primarily due to an increase of $91.9 million in average borrowings, partially offset by a reduction of $46.3 million in average deposits.  The changes in average deposits and average borrowings resulted in a change in the composition of average total interest-bearing liabilities to higher rate borrowings from lower rate deposits.  The percentage of average borrowings to average total interest-bearing liabilities increased to 35.4% during the six months ended June 30, 2003 from 20.3% during the same period in 2002.

The decline in average deposits of $46.3 million, to $353.7 million, during the six months ended June 30, 2003 compared to the same period in 2002, was principally due to a reduction of $45.8 million in average certificates of deposit.  This decrease was primarily attributable to the Company’s lowering of interest rates on all of its deposit products in response to the lower interest rate environment resulting from the cumulative 550 basis point reduction, to 1.00%, in the federal funds target rate by the Federal Reserve during 2003, 2002, and 2001.

The changes in the average balances of the Company’s deposit products resulted in a shift in the composition of average deposits to lower rate checking and savings accounts from higher rate certificates of deposit. This reflected the Company’s strategy and efforts to help reduce the overall cost of its deposits. The percentage of average checking and savings accounts to average deposits rose to 42.2% during the six months ended June 30, 2003, from 37.4% during the same period in 2002.

The growth in average borrowings of $91.9 million, to $193.9 million, during the six months ended June 30, 2003 compared to the same period in 2002, was principally due to an increase of $117.6 million in average combined short-term and long-term FHLB advances, as well as an increase of $9.8 million in average trust preferred securities, partially offset by a reduction of $35.5 million in average term borrowings.  See “Total Interest Expense – Three Months Analysis” for information on the changes in the components of average borrowings.

The changes in the average balances of the Company’s borrowing facilities resulted in a shift in the composition of average borrowings to lower rate FHLB advances from higher rate non-FHLB borrowings.  This reflected the Company’s strategy in using the FHLB’s low cost credit facility primarily for fixed rate advances with 12-36 month terms to insulate the Company from potentially higher interest rates in 2003, 2004, and 2005.  The percentage of average FHLB advances to average borrowings rose to 86.0% during the six months ended June 30, 2003, from 48.3% during the same period in 2002.

The rate on average total interest-bearing liabilities decreased by 118 basis points, to 2.79%, during the six months ended June 30, 2003 compared to the same period in 2002, and was principally due to the reduction of 118 basis points, to 2.43%, in the rate on average deposits, as well as the reduction of 186 basis points, to 3.44%, in the rate on average borrowings.

The 118 basis point decline in the rate on average deposits reflected the Company’s lowering of interest rates on its deposit products, which resulted in reductions of 51 basis points, 58 basis points, and 142 basis points in the rates on average checking accounts, average savings accounts, and average certificates of deposit, respectively.  Contributing to the decrease in the rate on average deposits was a change in the composition of average deposits to lower rate checking and savings accounts from higher rate certificates of deposit.

The 186 basis point decrease in the rate on average borrowings was primarily due to (i) the reduction of 27 basis points, to 2.65%, in the rate on average combined short-term and long-term FHLB advances, due to the use of lower rate, short-term FHLB advances and the addition of $120.0 million of long-term advances, with a weighted average interest rate of 2.63%, during the 12-month period from June 30, 2002 to June 30, 2003, (ii) the reduction of 663 basis points in the rate on average term borrowings, which matured during 2002, and (iii) the reduction of 109 basis points, to 8.29%, in the rate on average trust preferred securities, due to the issuances in March and April of 2003 of $13.3 million and $6.0 million in trust preferred securities, respectively, bearing respective interest rates of 6.335% and 6.58% that were lower than the 9.375% rate on the pre-existing $17.3 million in trust preferred securities issued in 1997, and (iv) the change in the composition of average borrowings to lower rate FHLB advances from higher rate non-FHLB borrowings.

Provision for Loan Losses

During the three months ended June 30, 2003, the Company decreased its provision for loan losses by $100,000, to $50,000, compared to the same period in 2002.  During the six months ended June 30, 2003, the Company decreased its provision for loan losses by $150,000, to $100,000, compared to the same period in 2002.  The Company uses the provision for loan losses to establish the allowance for loan losses based on management’s evaluation of the risk inherent in the loan portfolio.  See “Financial Condition – Allowance for Loan Losses.”

Non-interest Income

The following table sets forth certain information with respect to the Company’s non-interest income for the periods indicated (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	Amounts		Increase (Decrease)		Amounts		Increase (Decrease)
	2003	2002	$	%	2003	2002	$	%
Loan prepayment and late fee income	$181	$151	$30	19.9%	$338	$357	$(19)	(5.3)%
Gain on sale of SBA 7(a) loans	476	196	280	142.9%	857	196	661	337.2%
Gain on sale of SBA 504 loans and broker fee income:
Gain on sale of loans	44	44	—	0.0%	83	44	39	88.6%
Broker fee income	115	256	(141)	(55.1)%	149	388	(239)	(61.6)%
Total	159	300	(141)	(47.0)%	232	432	(200)	(46.3)%
Gain (loss) on sale of investment securities	496	—	496	100.0%	516	—	516	100.0%
Other income	267	220	47	21.4%	548	506	42	8.3%
Total non-interest income	$1,579	$867	$712	82.1%	$2,491	$1,491	$1,000	67.1%

Non-interest income for the three months ended June 30, 2003 grew by $712,000, to $1.6 million, compared to the same period in 2002.  This was primarily due to increases of $280,000 and $496,000 in gain on sale of SBA 7(a) loans and gain on sale of investment securities, respectively, partially offset by a reduction of $141,000 in broker fee income on SBA 504 loans.

Non-interest income for the six months ended June 30, 2003 grew by $1.0 million, to $2.5 million, compared to the same period in 2002.  This was primarily due to increases of $661,000 and $516,000 in gain on sale of SBA 7(a) loans and gain on sale of investment securities, respectively, partially offset by a reduction of $239,000 in broker fee income on SBA 504 loans.

The $280,000 and $661,000 increases in gain on sale of SBA 7(a) loans for the three and six months ended June 30, 2003, compared to the same periods in 2002, respectively, were due to increases in the loans sold.  The Company sold $5.7 million and $9.7 million of SBA 7(a) loans during the three and six months ended June 30, 2003, respectively, compared to $2.6 million during the same periods in 2002.  Regarding its SBA programs, the Company’s goal is to produce constant quarterly fee income generated through recurring sales of SBA 7(a) loans and/or recurring sales and brokering of SBA 504 loans.

The $496,000 increase in gain on sale of investment securities for the three months ended June 30, 2003 was due to the sale in June of 2003 of $20.2 million in GNMA mortgage-backed securities.

The $516,000 increase in gain on sale of investment securities for the six months ended June 30, 2003 was due to the above mentioned sale of GNMA mortgage-backed securities, as well as the sale in January of 2003 of one of the Company’s corporate debt securities, for which the Company had recorded a $763,000 write-down to market value in 2002.

Non-interest Expense

The following table sets forth certain information with respect to the Company’s non-interest expense for the periods indicated (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	Amounts		Increase (Decrease)		Amounts		Increase (Decrease)
	2003	2002	$	%	2003	2002	$	%
Salaries and employee benefits	$2,115	$2,089	$26	1.2%	$4,365	$4,270	$95	2.2%
Net occupancy expenses	457	516	(59)	(11.4)%	888	921	(33)	(3.6)%
Communication and data processing	302	268	34	12.7%	509	514	(5)	(1.0)%
Legal, audit, and other professional fees	262	180	82	(45.6)%	446	179	267	(149.2)%
Travel and entertainment	112	135	(23)	(17.0)%	226	242	(16)	(6.6)%
Write-off of deferred issuance costs on trust preferred securities	359	—	359	100.0%	359	—	359	100.0%
Credit and collection expenses	—	22	(22)	—	—	22	(22)	—
Other expenses	173	137	36	26.3%	353	275	78	28.4%
Total non-interest expense	$3,780	$3,347	$433	12.9%	$7,146	$6,423	$723	11.3%

Non-interest expense for the three months ended June 30, 2003 grew by $433,000, to $3.8 million, compared to the same period in 2002.  This was primarily due to increases of $359,000 and $82,000 in write-off of deferred issuance costs on trust preferred securities and legal, audit, and other professional fees, respectively.

Non-interest expense for the six months ended June 30, 2003 grew by $723,000, to $7.1 million, compared to the same period in 2002.  This was primarily due to increases of $359,000 and $267,000 in write-off of deferred issuance costs on trust preferred securities and legal, audit, and other professional fees, respectively.

The $359,000 write-off of deferred issuance costs on trust preferred securities was incurred in connection with the $7,250,000 redemption of the Company’s 9.375% Trust Preferred Securities on June 30, 2003.

The $82,000 growth in legal, audit, and other professional fees for the three months ended June 30, 2003, compared to the same period in 2002, was principally due to consulting fees paid related to the Company’s asset liability management, as well as legal fees incurred in connection with the review of the Company’s corporate financing transactions.

The $267,000 growth in legal, audit, and other professional fees for the six months ended June 30, 2003, compared to the same period in 2002, was primarily due to the $175,000 reversal in the first quarter of 2002 of a portion of an accrual originally taken during the fourth quarter of 2001 for estimated expenses relating to (i) obtaining a favorable ruling on an IRS income tax refund claim, and (ii) settling a legal claim brought against the Bank.  Contributing to the increase in this category were the factors mentioned above in the second quarter of 2003 discussion.

The $26,000 and $95,000 increases in salaries and employee benefits for the three and six months ended June 30, 2003, compared to the same periods in 2002, respectively, was primarily due to (i) an increase of approximately 4% in employee base salaries, effective January of 2003, and (ii) an expansion in the staffing level of the Company’s SBA lending program. Partially offsetting these factors was a decrease in marketing commissions due to reductions in loan originations and brokered SBA 504 loans during the three and six months ended June 30, 2003 compared to the same periods in 2002.

FINANCIAL CONDITION

Balance Sheet Analysis

The following table presents balance sheets as of the dates indicated and the dollar and percentage changes between the periods (dollars in thousands):

	June 30, 2003	December 31, 2002	Increase (Decrease)
			$	%
Assets
Cash and cash equivalents	$5,672	$11,001	$(5,329)	(48.4)%
Investment securities available for sale:
Mortgage-backed securities	123,942	68,466	55,476	81.0%
Corporate debt securities	2,281	3,377	(1,096)	(32.5)%
Total amortized cost	126,223	71,843	54,380	75.7%
Unrealized gain (loss)	2,971	1,575	1,396	88.6%
Total market value	129,194	73,418	55,776	76.0%
Unsettled mortgage-backed securities trades:
Total amortized cost	—	56,012	(56,012)	(100.0)%
Unrealized gain	—	660	(660)	(100.0)%
Total market value	—	56,672	(56,672)	(100.0)%
Loans:
Income property loans	408,924	411,226	(2,302)	(0.6)%
SBA business loans	32,321	37,282	(4,961)	(13.3)%
Other loans	7,549	7,422	127	1.7%
Gross loans	448,794	455,930	(7,136)	(1.6)%
Deferred loan costs	25	197	(172)	(87.3)%
Allowance for loan losses	(8,685)	(8,585)	(100)	1.2%
Net loans	440,134	447,542	(7,408)	(1.7)%
Other assets	17,744	15,111	2,633	17.4%
Total assets	$592,744	$603,744	$(11,000)	(1.8)%

Liabilities
Deposits:
Checking accounts	$17,272	$16,014	$1,258	7.9%
Savings accounts	134,458	128,420	6,038	4.7%
Certificates of deposit	200,153	215,062	(14,909)	(6.9)%
Total deposits	351,883	359,496	(7,613)	(2.1)%
Borrowings:
FHLB advances	160,000	120,000	40,000	33.3%
Trust preferred securities	29,330	17,250	12,080	70.0%
Total borrowings	189,330	137,250	52,080	37.9%
Other liabilities	7,447	5,807	1,640	28.2%
Accounts payable for unsettled securities trades	—	56,012	(56,012)	(100.0)%
Total liabilities	548,660	558,565	(9,905)	(1.8)%

Shareholders’ Equity
Common stock, at par	60	60	—	—
Additional paid-in capital	27,355	27,471	(116)	(0.4)%
Retained earnings	29,434	25,628	3,806	14.9%
Accumulated other comprehensive income	1,723	1,296	427	(32.9)%
Common stock in treasury, at cost	(14,488)	(9,276)	(5,212)	(56.2)%
Total shareholders’ equity	44,084	45,179	(1,095)	(2.4)%
Total liabilities and shareholders’ equity	$592,744	$603,744	$(11,000)	(1.8)%

Total assets declined by $11.0 million, to $592.7 million, during the six months ended June 30, 2003, primarily due to decreases of $56.0 million, $7.4 million, and $5.3 million in unsettled mortgage-backed securities trades (at amortized cost), net loans, and cash and cash equivalents.  These factors were partially offset by increases of $55.5 million and $2.6 million in mortgage-backed securities (at amortized cost) and other assets, respectively.  See the Consolidated Statements of Cash Flows for the uses and sources of cash and cash equivalents.

The $7.4 million decline in net loans, to $440.1 million, was primarily due to $47.8 million of loan payoffs and principal payments and $11.1 million of SBA loan sales, partially offset by $52.0 million of loan originations.

The $55.5 million increase in mortgage-backed securities, to $123.9 million, was principally due to GNMA purchases of $56.0 million in January of 2003, which represented the settlements of the $56.0 million in unsettled mortgage-backed securities trades that the Company had recorded as of December 31, 2002.  The Company also purchased $15.4 million and $30.7 million of GNMA mortgage-backed securities in March and April of 2003, respectively, using proceeds from the issuances of $13.3 million and $6.0 million in trust preferred securities, as well as $27.0 million in proceeds from short-term FHLB advances.  Partially offsetting these increases in mortgage-backed securities were principal payments totaling $25.7 million and a $20.2 million sale in June of 2003.

The $2.6 million growth in other assets, to $17.7 million, was primarily due to a $3.3 million increase in the Company’s investment in FHLB stock, which was required due to the Company’s addition of $40.0 million in FHLB advances during the six months ended June 30, 2003.

Total liabilities declined by $9.9 million, to $548.7 million, during the six months ended June 30, 2003, primarily due to decreases of $56.0 million and $7.6 million in accounts payable for unsettled securities trades and deposits, respectively, partially offset by increases of $52.1 million and $1.6 million in borrowings and other liabilities, respectively.

The $56.0 million in accounts payable for unsettled securities trades as of December 31, 2002 was settled in January of 2003 with the purchases of GNMA mortgage-backed securities funded with proceeds from short-term FHLB advances.  This $56.0 million of short-term advances, together with the above mentioned $27.0 million of short-term advances, were paid off via the following transactions:

•                  The Company converted $40.0 million to long-term FHLB advances, in order to take advantage of the low interest rate environment and insulate the Company from potentially higher interest rates in 2003, 2004, and 2005.  These new advances have a weighted average interest rate of 2.25% and terms of 30-36 months.

•                  The remaining $43.0 million of short-term FHLB advances were paid off with funds received from principal payments on loans and mortgage-backed securities, as well as the $20.2 million sale of mortgage-backed securities and redemption of securities purchased under resale agreements.

In addition to the $40.0 million of long-term FHLB advances, borrowings also increased due to the $12.1 million growth in trust preferred securities, which was comprised of the following activity:

•                  In March of 2003, the Company issued $13.3 million, with an interest rate of 6.335% during the first five years of its 30-year term.

•                  In April of 2003, the Company issued $6.0 million, with an interest rate of 6.58% during the first five years of its 30-year term.

•                  In June of 2003, the Company redeemed $7.25 million, with an interest rate of 9.375%.

The $7.6 million decline in deposits, to $351.9 million, was primarily due to a reduction of $14.9 million in certificates of deposit, partially offset by increases of $1.3 million and $6.0 million in checking accounts and savings accounts, respectively.  The changes in the balances of the Company’s deposit products resulted in a shift in the composition of deposits to lower rate checking and savings accounts from higher rate certificates of deposit.  This reflected the Company’s strategy and efforts to help reduce the overall cost of its deposits.  The percentage of checking and savings accounts to total deposits increased to 43.1% at June 30, 2003 from 40.2% at December 31, 2002.

Shareholders’ equity decreased by $1.1 million, to $44.1 million, during the six months ended June 30, 2003.  Changes in shareholders’ equity were due to the following factors:

•                  The Company recorded $4.3 million of net income for the first six months of 2003.

•                  The Company declared and paid cash dividends of $521,000 for the first six months of 2003.

•                  Accumulated other comprehensive income increased by $427,000 during the first six months of 2003, primarily due to an increase in unrealized gains on the Company’s mortgage-backed securities portfolio.

•                  Common stock in treasury increased by $5.2 million during the first six months of 2003, primarily due to the $5.7 million purchase of 300,908 shares of the Company’s common stock under its stock repurchase plan.  This increase in treasury stock was partially offset by the issuance of 51,377 shares of common stock in treasury, at an aggregate cost of $461,000, under the Company’s employee stock purchase plan, non-employee directors stock purchase plan, and employee stock option plan.

Income Property Loans

The following table presents the Company’s income property loans by collateral concentration of June 30, 2003 (dollars in thousands):

	Owner Occupied	Tenant Occupied	Total	Number of Loans	Average Loan Size
Non-residential real estate loans:
Neighborhood retail centers	$6,909	$221,317	$228,226	247	$924
Mixed use properties	2,985	40,485	43,470	52	836
Automotive related properties	5,116	26,433	31,549	41	769
Industrial warehouse facilities	3,625	24,576	28,201	39	723
Business office buildings	5,208	21,499	26,707	31	862
Single purpose properties	2,378	13,586	15,964	30	532
Industrial manufacturing facilities	1,390	7,740	9,130	13	702
Medical care facilities	1,336	2,109	3,445	5	689
Land	503	—	503	1	503
Total non-residential real estate loans	29,450	357,745	387,195	459	844
Multi-family residential loans	—	21,729	21,729	29	749
Total income property loans	$29,450	$379,474	$408,924	488	$838

The Company’s income property loans have been originated primarily through either direct contacts with borrowers by Company marketing representatives or referrals from commercial loan brokers, other banks, realtors, and other third parties, for which the borrower generally pays a referral fee normally between 0.5% to 1% of the loan amount. The Company employs commercial marketing representatives who maintain contacts with loan referral sources, screen referred transactions, and provide customer service.

The Company’s credit approval process includes an examination of the cash flow and debt service coverage of the property serving as loan collateral, as well as the financial condition and credit references of the borrower. Following analysis of the borrower’s credit, cash flows and collateral, loans are submitted to the Company’s Credit Committee for approval. The Company’s senior management is actively involved in its lending activities and collateral valuation and review process. The Company obtains independent third party appraisals of all properties securing its loans. In addition, the Company employs an individual who serves as internal property analyst to inspect properties and review the third party appraisals for the benefit of the Credit Committee.

The Company currently offers income property loans that generally fall within a range of $250,000 to $4.0 million.  Management, in consultation with the Bank’s Board of Directors, periodically adjusts and modifies its underwriting criteria and lending and underwriting policies in response to economic conditions and business opportunities.

As of June 30, 2003, $408.9 million, or 91.1% of the Company’s gross loans were categorized as income property loans.  The Company has been specializing in this type of lending for over 15 years and believes that it has developed highly effective risk diversification policies as well as exceptionally strong credit and collateral analysis skills in this area.  During the six months ended June 30, 2003, the Company had no charge-offs and no recoveries on income property loans.  During each of the years ended December 31, 2002, 2001, 2000, and 1998, total recoveries on income property loans exceeded charge-offs.  As of June 30, 2003 and December 31, 2002, 2001, and 2000, the Company had no income property loans categorized as non-accrual.  The management of the Company believes that its excellent history of credit losses has been due to a strong, diversified regional economy as well as the intense focus by the Company on risk management for income property lending.

The Company believes that it manages credit risk tightly in its income property loan portfolio and uses a variety of policy guidelines and analytical tools to achieve its asset quality objectives.  Key risk control features include:

•                  Geographic diversification of real estate collateral throughout Southern California and elsewhere, avoiding large submarket concentrations (see the following table on geographic locations of the Company’s income property loans.

•                  Avoiding lending in geographic areas that have rapidly escalating property rents or high levels of new construction.

•                  Focusing on property types that are less prone to the “boom and bust” building cycle.

•                  Limiting loan size on any one property.  As of June 30, 2003, the largest single income property loan was $3.7 million and the average loan size of this portfolio was $838,000.

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

•                  Deploying only highly seasoned and skilled specialists in both business development and Credit Committee member positions.  Employees in these roles at June 30, 2003, averaged over 15 years of service with the Company and over 25 years of lending experience.

The following table presents the Company’s income property loans by geographic concentration as of June 30, 2003 (dollars in thousands):

	Percent of Total	Amount	Number of Loans	Average Loan Size
Southern California Counties
Los Angeles County:
Los Angeles County North	10.7%	$43,686	69	$633
Los Angeles County South	7.0%	28,614	39	734
Los Angeles County East	4.8%	19,702	28	704
Los Angeles County West	4.7%	19,024	23	827
Jefferson Park, Crenshaw, Leimert Park	2.9%	11,849	14	846
Hollywood, Silverlake, Glassell Park	2.6%	10,579	14	756
South Los Angeles City, Inglewood	1.4%	5,895	7	842
Mid-City, Koreatown, Westlake	1.4%	5,745	10	575
Downtown Area, Chinatown	0.5%	1,955	1	1,955
Los Angeles County Other	5.7%	23,282	32	728
Total Los Angeles County	41.7%	170,331	237	719
Outside of Los Angeles County:
Orange	13.3%	54,419	61	892
Riverside	4.8%	19,678	20	984
San Bernardino	4.7%	19,236	20	962
San Diego	4.0%	16,377	18	910
Ventura	2.9%	11,717	11	1,065
All other counties (2)	0.2%	876	2	438
Total outside of Los Angeles County	29.9%	122,303	132	927

Total Southern California Counties	71.6%	292,634	369	793
Northern California Counties
Santa Clara	1.6%	6,377	8	797
Sacramento	1.2%	5,092	8	637
Sonoma	0.9%	3,762	4	941
Solano	0.8%	3,474	4	869
Alameda	0.5%	2,003	3	668
Shasta	0.3%	1,223	1	1,223
Butte	0.3%	1,208	1	1,208
All other counties (7) less than $1.2 million	1.1%	4,357	8	545
Total Northern California Counties	6.7%	27,496	37	743

Total California	78.3%	320,130	406	788
Outside of California
Arizona	10.4%	42,612	34	1,253
Texas	5.7%	23,106	16	1,444
Washington	1.6%	6,710	9	746
Nevada	1.5%	6,162	6	1,027
Oregon	0.8%	3,272	9	364
All other states (7) less than $1.6 million	1.7%	6,932	8	867
Total outside of California	21.7%	88,794	82	1,083

Total income property loans	100.0%	$408,924	488	$838

SBA Business Loans

The following table presents the Company’s SBA business loans by geographic concentration as of June 30, 2003 (dollars in thousands):

	Percent of Total	Amount	Number of Loans	Average Loan Size
Southern California Counties
Los Angeles County:
Los Angeles County North	9.9%	$3,189	14	$228
Los Angeles County South	4.8%	1,560	12	130
Los Angeles County East	4.7%	1,533	9	170
Los Angeles County West	0.9%	280	1	280
Mid-City, Koreatown, Westlake	0.6%	185	1	185
South Los Angeles City, Inglewood	0.2%	63	1	63
Jefferson Park, Crenshaw, Leimert Park	0.1%	35	1	35
Los Angeles County Other	4.1%	1,337	9	149
Total Los Angeles County	25.3%	8,182	48	170
Outside of Los Angeles County:
San Diego	31.4%	10,146	69	147
Orange	13.4%	4,323	15	288
Riverside	3.8%	1,238	9	138
San Bernardino	2.5%	797	5	159
Ventura	1.5%	484	4	121
San Luis Obispo	0.4%	116	1	116
Santa Barbara	0.0%	16	1	16
Total outside of Los Angeles County	53.0%	17,120	104	165

Total Southern California Counties	78.3%	25,302	152	166
Northern California Counties
Alameda	2.1%	693	3	231
Yolo	2.0%	650	1	650
San Mateo	1.7%	549	5	110
Santa Cruz	1.3%	431	1	431
Stanislaus	1.2%	397	1	397
Butte	0.8%	270	2	135
Contra Costa	0.6%	185	1	185
Sacramento	0.5%	148	1	148
Madera	0.3%	109	1	109
San Francisco	0.2%	79	1	79
Placer	0.2%	74	1	74
Total Northern California Counties	11.1%	3,585	18	199

Total California	89.4%	28,887	170	170
Outside of California
Oregon	8.1%	2,630	10	263
Washington	2.2%	726	5	145
Arizona	0.2%	78	1	78
Total outside of California	10.6%	3,434	16	215

Total SBA business loans	100.0%	$32,321	186	$174

Allowance for Loan Losses

The allowance for loan losses increased by $100,000, to $8.7 million, during the six months ended June 30, 2003, due to $100,000 in provision for loan losses and no charge-offs or recoveries.  The allowance for loan losses as a percentage of loans was 1.94% at June 30, 2003, compared to 1.88% at December 31, 2002.

The Company’s management considered the following recent loan loss and credit experience in evaluating the allowance for loan losses at June 30, 2003:

•                  During the six months ended June 30, 2003, there were no charge-offs or recoveries.

•                  During the years ended December 31, 2002, 2001 and 2000, recoveries exceeded charge-offs by $168,000, $46,000 and $186,000, respectively.

•                  There were non-accrual loans of $1.3 million and no other real estate owned at June 30, 2003.  There were no non-accrual loans at nine of the last fourteen quarter-end periods as of June 30, 2003.  There was no other real estate owned at any of the last fourteen quarter-end periods as of June 30, 2003.

•                  Most of the Company’s adjustable rate borrowers experienced some decline in the interest payments on their loans due to the cumulative 550 basis point reduction in the federal funds target rate during 2003, 2002, and 2001, which strengthened their debt service capabilities.  However, many of these borrowers did not realize the full impact of the interest rate reduction on their loan payments due to interest rate floors that exist on a significant number of the Company’s adjustable rate loans.  As of June 30, 2003, and December 31, 2002, 85.8% and 85.4% of the Company’s loan portfolio consisted of adjustable rate loans, respectively.

In addition to recent loan loss and credit experience, management considers historical loan loss experience as well as changes within the loan portfolio in evaluating the adequacy of the allowance for loan losses.  Changes in the loan portfolio include (i) the growth in SBA lending, (ii) changes in geographic concentration, (iii) changes in the collateral mix of the loan portfolio, and (iv) the debt service ability of borrowers.  In addition, management attempts to factor in the changes that relate to the economy in specific cities or locations.  Most of these factors (geographic concentration, collateral concentration, debt service coverage of borrowers, and current vacancy rates) are favorable to the Company’s current loan portfolio as compared to the loan portfolio of the 1991 — 1994 economic period.  Management believes that the ability to predict the direction of the current U.S. economy is difficult given the continued risk of possible terrorism, the continued negative impact of declines in corporate earnings and the stock market, and the loss of consumer confidence.  Management feels that the economy may only experience slow to modest growth during the remainder of 2003.  In considering all of the above factors, management believes that the allowance for loan losses as of June 30, 2003 is adequate.

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

The following table sets forth certain information with respect to the Company’s allowance for loan losses for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Allowance at beginning of period	$8,635	$8,376	$8,585	$7,946
Provision for loan losses	50	150	100	250
Net (charge-offs) recoveries:
Charge-offs	—	—	—	—
Recoveries	—	3	—	333
Total net (charge-offs) recoveries	—	3	—	333
Allowance at end of period	$8,685	$8,529	$8,685	$8,529

Annualized net (charge-offs) recoveries to average loans	0.00%	0.00%	0.00%	0.14%

NON-PERFORMING ASSETS

The following table sets forth non-accrual loans and OREO as of the dates indicated (dollars in thousands):

	June 30, 2003	December 31, 2002	June 30, 2002
Non-accrual loans	$1,280	$—	$—
Other real estate owned (OREO)	—	—	—
Total non-performing assets	$1,280	$—	$—

Non-accrual loans to total loans	0.29%	0.00%	0.00%
Total non-performing assets to total assets	0.22%	0.00%	0.00%
Allowance to total loans	1.94%	1.88%	1.82%
Allowance to non-accrual loans	678.52%	NM	NM

The Company had five non-accrual SBA 7(a) loans for $1,280,000 at June 30, 2003, of which one loan for $316,000 paid off in early July of 2003, without loss, and of the remaining balance of $964,000, $747,000 was fully secured and guaranteed by the SBA.

LIQUIDITY

The Company’s primary sources of funds are deposits, borrowings, and payments of principal and interest on loans and investment securities.  While maturities and scheduled principal amortization on loans are a reasonably predictable source of funds, deposit flows and mortgage loan prepayments are greatly influenced by the level of interest rates, economic conditions, and competition.  As a measure of protection against these uncertainties, the Company maintains borrowing relationships with the FHLB, the State of California Treasurer’s Office, and several investment banking firms, whereby the Company is able to borrow funds that are secured by pledging mortgage-backed securities. As of June 30, 2003, the aggregate market value of the Company’s mortgage-backed securities was $127.3 million, of which $5.5 million had been utilized by the Company to secure FHLB advances, leaving $121.8 million of mortgage-backed securities available for collateral purposes.

The Bank also has established a fixed rate borrowing facility with the State of California Treasurer’s Office under which the Bank can borrow an amount not to exceed its unconsolidated total shareholder’s equity, which totaled $62.0 million at June 30, 2003.  Borrowing maturity dates under this program cannot exceed one year.  The State of California requires collateral with a value of at least 110% of the outstanding borrowing amount.  The Bank’s mortgage-backed securities qualify as acceptable collateral under this borrowing facility.  As of June 30, 2003, the Bank had no securities pledged under this borrowing facility and had no outstanding borrowings from the State of California.

The Bank is a member of the FHLB, which serves as a source of both fixed rate and adjustable rate borrowings, with maturities ranging from one day to 30 years.  Under the FHLB’s credit facility, the Bank is able to borrow an FHLB-approved percentage of the Bank’s unconsolidated total assets.  All FHLB advances must be secured by eligible collateral, subject to FHLB guidelines and limitations.  Such collateral may consist of either non-residential real estate loans or multi-family residential loans (together “income property loans”), or mortgage-backed securities, or a combination thereof.  For pledged non-residential real estate loans, the FHLB will lend up to 45% on an individual loan basis and up to 25% of the Bank’s unconsolidated total assets on an aggregate basis.  For multi-family residential loans, the FHLB will lend up to 80% on an individual basis. For mortgage-backed securities, the FHLB will lend up to 97% of the market value.

As of June 30, 2003, the Bank’s FHLB credit line totaled $210.4 million, based on an FHLB-approved borrowing limit of 35% of the Bank’s unconsolidated total assets.  As of June 30, 2003, the Bank had $160.0 million of outstanding advances against the FHLB credit facility that were collateralized by $322.3 million in income property loans and $5.5 million in mortgage-backed securities.  This left $50.4 million available under the FHLB credit line for future advances, subject to the Bank providing additional mortgage-backed securities as collateral.  However, as previously mentioned, the Bank had $121.8 million in mortgage-backed securities available for collateral purposes.  As of June 30, 2003, the Bank had utilized all of its eligible income property loans as collateral for FHLB advances.

In July of 2003, the FHLB increased the Bank’s borrowing limit to 40% of the Bank’s unconsolidated total assets, which increased the Bank’s credit line to $240.4 million.

DIVIDENDS

As a Delaware corporation, Pacific Crest may pay common dividends out of surplus or, if there is no surplus, from net profits for the current and preceding fiscal year.  Pacific Crest, on an unconsolidated basis, had approximately $10.8 million in cash, securities purchased under resale agreements, and intercompany loans from the Bank less current liabilities at June 30, 2003.  However, these funds are necessary to pay future operating expenses of Pacific Crest, service the $10.0 million junior subordinated debenture payable to PCC Capital, service the $13.3 million subordinated debenture payable to PCC Trust I, service the $6.0 million subordinated debenture payable to PCC Trust II, and fund possible future capital infusions into the Bank. Without dividends from the Bank, Pacific Crest must rely solely on existing cash, investments, and the ability to secure borrowings.

The Bank’s ability to pay dividends to Pacific Crest is restricted by California state law, which requires that sufficient retained earnings be available to pay the dividend.  In June of 2003, the Bank paid a cash dividend of $800,000 to Pacific Crest for the second quarter of 2003.  In March of 2003, the Bank paid a cash dividend of $800,000 to Pacific Crest for the first quarter of 2003.  At June 30, 2003, the Bank had retained earnings of $30.4 million available for future dividend payments.

On July 17, 2003, the Company announced that the Board of Directors had declared a cash dividend of $0.10 per common share for the third quarter of 2003.  The dividend will be paid on September 12, 2003 to shareholders of record at the close of business on August 29, 2003.

During the first and second quarters of 2003, the Company declared and paid cash dividends of $0.05 and $0.06 per common share, respectively.  The total amount of cash dividends paid during the six months ended June 30, 2003 was $521,000.

CAPITAL RESOURCES

The Company’s objective is to maintain a level of capital that will support sustained asset growth, provide for anticipated credit risks, and ensure that regulatory guidelines and industry standards are met.  Pacific Crest and the Bank are subject to certain minimum capital adequacy and minimum well capitalized category guidelines adopted by the Federal Reserve and the FDIC.  These guidelines relate primarily to the Tier 1 leverage ratio, the Tier 1 risk-based capital ratio, and the total risk-based capital ratio.  The minimum well capitalized required ratios are 5.00% Tier 1 leverage, 6.00% Tier 1 risk-based capital, and 10.00% total risk-based capital.  The minimum capital adequacy required ratios are 4.00% Tier 1 leverage, 4.00% Tier 1 risk-based capital, and 8.00% total risk-based capital.  At June 30, 2003, Pacific Crest and the Bank exceeded the required ratios for minimum capital adequacy and classification as well capitalized.

The following table presents the regulatory capital ratios and data of Pacific Crest and the Bank as of the dates indicated (dollars in thousands):

	June 30, 2003		December 31, 2002
	Pacific Crest Capital	Pacific Crest Bank	Pacific Crest Capital	Pacific Crest Bank
Regulatory Capital Ratios:
Tier 1 leverage ratio	9.23%	9.87%	10.33%	10.05%
Tier 1 risk-based capital ratio	12.96%	13.84%	13.31%	12.91%
Total risk-based capital ratio	17.71%	15.10%	15.17%	14.17%

Regulatory Capital Data:
Tier 1 capital	$56,444	$60,192	$58,511	$56,517
Total risk-based capital	77,140	65,668	66,666	62,028
Average total assets	611,712	609,986	566,454	562,627
Risk-weighted assets	435,658	434,888	439,570	437,787

The increases in Pacific Crest’s total risk-based capital ratio and total risk-based capital during the six months ended June 30, 2003 was primarily due to the favorable capital impact of the March and April of 2003 issuances of $13.3 million and $6.0 million in trust preferred securities by PCC Trust I and PCC Trust II, respectively.

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

The following table is a summary of the Company’s one-year GAP as of the dates indicated (in thousands):

	June 30, 2003	December 31, 2002	Increase (Decrease)
Total interest-sensitive assets maturing or repricing within one year (“one-year assets”)	$353,621	$344,438	$9,183

Total interest-sensitive liabilities maturing or repricing within one year (“one-year liabilities”)	314,553	312,995	1,558

One-year GAP	$39,068	$31,443	$7,625

The one-year GAP increased by $7.6 million during the first six months of 2003, principally due to an increase in one-year assets of $9.2 million, partially offset by an increase in one-year liabilities of $1.6 million.

The growth in one-year assets was primarily due to a $16.8 million increase in the one-year loan category, partially offset by a $6.6 million decline in securities purchased under resale agreements.  The increase in one-year loans was principally due to loans that moved into the one-year category from longer term categories because they were initially fixed rate for a period of one to five years and have now converted to the adjustable rate period of their terms.  Additionally, the Company’s loan originations during the six months ended June 30, 2003 primarily consisted of adjustable rate loans.

The growth in one-year liabilities was primarily due to increases of $14.3 million, $6.0 million and $1.3 million in one-year certificates of deposit, savings accounts, and checking accounts, respectively. The increase in one-year certificates of deposit was due to the movement of certificates of deposit into the one-year category from longer term categories.  This was partially offset by the movement of $20.0 million in FHLB advances to the “Over 24 Months” category at June 30, 2003, from the one-year category at December 31, 2002, due to the Company’s future borrowing contracts with the FHLB discussed below.

The Company has assumed, for purposes of the accompanying GAP tables, that its checking and savings accounts reprice immediately.

In the accompanying June 30, 2003 GAP table, the Company has included $70.0 million of its existing fixed rate FHLB advances scheduled to mature within 18 months in the “Over 24 Months” category.  In June and July of 2003, the Company entered into future fixed rate, long-term borrowing contracts with the FHLB which will, in effect, extend the maturity of these existing FHLB advances into the “Over 24 Months” category.  The Company matched the funding dates of the future borrowings with the maturity dates of these existing advances.  For more information, see Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Future Borrowing Contracts with FHLB.”

The GAP analysis is an imprecise measure of the impact of rising or falling interest rates because variable rate assets and liabilities are tied to different interest rate indices and/or are affected by different market forces.  Additionally, the Company has certain variable rate loans included in the under one-year asset categories which are at their contractual interest rate floors, and therefore will not immediately adjust after an interest rate increase.  The Company is attempting to mitigate the effect on net interest income of this loan floor issue by extending the maturities of its interest-sensitive liabilities beyond one year wherever practical.  Such efforts primarily involve the replacement of maturing certificates of deposit and FHLB advances with fixed rate FHLB advances and certificates of deposit, which generally have terms of 12 to 36 months.

The following tables present the Company’s GAP information as of the dates indicated (dollars in thousands):

	Maturity or Repricing Date
June 30, 2003	Within 6 Months	Over 6 to 12 Months	Over 12 to 18 Months	Over 18 to 24 Months	Over 24 Months	Total

Interest-Sensitive Assets:
Securities purchased under resale agreements	$1,196	$—	$—	$—	$—	$1,196
average yield (variable rate)	1.10%	—	—	—	—	1.10%

U.S. government sponsored agency mortgage-backed securities	—	—	—	—	127,282	127,282
average yield (fixed rate)	—	—	—	—	4.67%	4.67%

Corporate debt securities	1,912	—	—	—	—	1,912
average yield (variable rate)	2.75%	—	—	—	—	2.75%

Loans, gross (1)	293,767	56,746	21,627	9,628	67,026	448,794
average yield	6.88%	7.75%	8.18%	7.92%	8.08%	7.26%

Total interest-sensitive assets	$296,875	$56,746	$21,627	$9,628	$194,308	$579,184

Interest-Sensitive Liabilities:
Checking accounts	$17,272	$—	$—	$—	$—	$17,272
average rate (variable rate)	1.02%	—	—	—	—	1.02%

Savings accounts	134,458	—	—	—	—	134,458
average rate (variable rate)	1.65%	—	—	—	—	1.65%

Certificates of deposit	101,619	61,204	27,709	4,620	5,001	200,153
average rate (fixed rate)	2.55%	3.01%	4.74%	3.39%	4.65%	3.06%

FHLB advances (2)	—	—	—	—	160,000	160,000
average rate (fixed rate)	—	—	—	—	2.76%	2.76%

Trust preferred securities	—	—	—	—	29,330	29,330
average rate (fixed rate)	—	—	—	—	7.42%	7.42%

Total interest-sensitive liabilities	$253,349	$61,204	$27,709	$4,620	$194,331	$541,213

GAP	$43,526	$(4,458)	$(6,082)	$5,008	$(23)	$37,971

Cumulative GAP	43,526	39,068	32,986	37,994	37,971

(1)          The majority of the adjustable rate loans included in the “Within 6 Months” and “Over 6 to 12 Months” categories were at their contractual interest rate floors at June 30, 2003 and thus would not reprice downward.  The adjustable rate loans at contractual interest rate floors that are above the fully indexed loan interest rate will not reprice upward until the fully indexed interest rate exceeds the contractual interest rate floor.  The Company is endeavoring to minimize this “lag effect” in loan repricing by borrowing at fixed interest rates for terms of 12 to 36 months wherever practical.

(2)          The Company has included $70.0 million of its existing fixed rate FHLB advances scheduled to mature within 18 months in the “Over 24 Months” category.  In June and July of 2003, the Company entered into future fixed rate, long-term borrowing contracts with the FHLB which will, in effect, extend the maturity of these FHLB advances into the “Over 24 Months” category.  The Company matched the funding dates of the future borrowings with the maturity dates of these existing advances.  For more information, see Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Future Borrowing Contracts with FHLB.”

	Maturity or Repricing Date
December 31, 2002	Within 6 Months	Over 6 to 12 Months	Over 12 to 18 Months	Over 18 to 24 Months	Over 24 Months	Total

Interest-Sensitive Assets:
Securities purchased under resale agreements	$7,802	$—	$—	$—	$—	$7,802
average yield (variable rate)	1.10%	—	—	—	—	1.10%

U.S. government sponsored agency mortgage-backed securities	—	—	—	—	70,516	70,516
average yield (fixed rate)	—	—	—	—	4.34%	4.34%
Corporate debt securities	2,902	—	—	—		2,902
average yield (variable rate)	4.07%	—	—	—	—	4.07%

Loans, gross (1)	286,475	47,259	31,077	22,671	68,448	455,930
average yield	7.37%	7.73%	8.24%	8.24%	8.26%	7.64%

Total interest-sensitive assets	$297,179	$47,259	$31,077	$22,671	$138,964	$537,150

Interest-Sensitive Liabilities:
Checking accounts	$16,014	$—	$—	$—	$—	$16,014
average rates (variable rate)	1.22%	—	—	—	—	1.22%

Savings accounts	128,420	—	—	—	—	128,420
average rates (variable rate)	2.04%	—	—	—	—	2.04%

Certificates of deposit	77,700	70,861	32,142	27,395	6,964	215,062
average rates (fixed rate)	2.72%	2.81%	3.82%	4.75%	4.76%	3.24%

FHLB advances	—	20,000	40,000	10,000	50,000	120,000
average rates (fixed rate)	—	3.01%	2.80%	2.68%	3.05%	2.93%

Trust preferred securities	—	—	—	—	17,250	17,250
average rates (fixed rate)	—	—	—	—	9.38%	9.38%

Total interest-sensitive liabilities	$222,134	$90,861	$72,142	$37,395	$74,214	$496,746

GAP	$75,045	$(43,602)	$(41,065)	$(14,724)	$64,750	$40,404

Cumulative GAP	75,045	31,443	(9,622)	(24,346)	40,404

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

None.

ITEM 3.                                                     Defaults upon Senior Securities

None.

ITEM 4.                                                     Submission of Matters to a Vote of Security Holders

At the annual meeting of the Company’s shareholders, held on May 9, 2003, the following matter was submitted to a vote of shareholders with the indicated number of votes being cast for, against, or withheld:

1.                                       To elect one person to the board of directors for a term of three years and to serve until his successor is elected and qualified.

	Number of Votes
	For	Against	Abstain/Withheld
Rudolph I. Estrada	4,656,482	0	24,896

The Company’s other directors, Martin J. Frank, Steven J. Orlando, Richard S. Orfalea, and Gary Wehrle, are serving for a term of three years.  The terms for Mr. Frank and Mr. Orlando expire at the annual meeting of shareholders in 2004.  The terms for Mr. Orfalea and Mr. Wehrle expire at the annual meeting of shareholders in 2005.

ITEM 5.                                                     Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

	4.11	Amended and Restated Trust Agreement of Pacific Crest Capital Trust I, dated as of March 20, 2003

	4.12	Certificate of Trust of Pacific Crest Capital Trust I, dated March 13, 2003

	4.13	Common Securities Certificate of Pacific Crest Capital Trust I

	4.14	Junior Subordinated Indenture between Pacific Crest Capital, Inc. and The Bank of New York, as Trustee, dated as of March 20, 2003

	4.15	Guarantee Agreement between Pacific Crest Capital, Inc., as Guarantor, and The Bank of New York, as Guarantee Trustee, dated as of March 20, 2003

	4.16	Amended and Restated Trust Agreement of Pacific Crest Capital Trust II, dated as of April 23, 2003

	4.17	Certificate of Trust of Pacific Crest Capital Trust II, dated April 16, 2003

	4.18	Common Securities Certificate of Pacific Crest Capital Trust II

	4.19	Junior Subordinated Indenture between Pacific Crest Capital, Inc. and The Bank of New York, as Trustee, dated as of April 23, 2003

	4.20	Guarantee Agreement between Pacific Crest Capital, Inc., as Guarantor, and The Bank of New York, as Guarantee Trustee, dated as of April 23, 2003

	31.1	Section 302 Certification of Chief Executive Officer (“CEO”)

	31.2	Section 302 Certification of Chief Financial Officer (“CFO”)

	32	Section 906 Certification of CEO and CFO

(b)	Reports on Form 8-K

The Company filed the following reports on Form 8-K during the quarter ended June 30, 2003:

On June 2, 2003, the Company filed a Form 8-K with the SEC dated May 30, 2003, announcing that Pacific Crest Capital, Inc. is redeeming $7,250,000, or 42% of the 9.375% Trust Preferred Securities issued by its wholly owned subsidiary, PCC Capital I.  The securities will be redeemed at par value, plus accrued interest, on June 30, 2003.  After the redemption, there will be $10,000,000 still outstanding of the originally issued $17,250,000 in 9.375% Trust Preferred Securities.

On April 24, 2003, the Company filed a Form 8-K with the SEC dated April 23, 2003, announcing that the Company had issued $6,000,000 of trust preferred securities (the “New Trust Preferred Securities”) in a private placement offering. The New Trust Preferred Securities have a fixed interest rate of 6.58% during the first five years of its 30-year term, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus 3.15%.

On April 18, 2003, the Company filed a Form 8-K with the SEC dated April 15, 2003, announcing the Company’s earnings for the first quarter ended March 31, 2003.

On April 11, 2003, the Company filed a Form 8-K with the SEC dated April 9, 2003, announcing that the Company’s Board of Directors had authorized the repurchase of an additional 300,000 shares of the Company’s common stock.

On April 2, 2003, the Company filed a Form 8-K with the SEC dated March 20, 2003, announcing that the Company had issued $13,330,000 of trust preferred securities (the “Trust Preferred Securities”) in a private placement offering.  The Trust Preferred Securities have a fixed interest rate of 6.335% during the first five years of its 30-year term, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus 3.25%.

Additionally, the Company recently filed the following reports on Form 8-K:

On July 30, 2003, the Company filed a Form 8-K with the SEC dated July 29, 2003 announcing that the Company intends to issue $10.0 million of Trust Preferred Securities in a private placement offering, which the Company expects to close during the third quarter of 2003.  The Company intends to use the proceeds from this offering to redeem the remaining $10.0 million of its 9.375% Trust Preferred Securities in order to reduce future interest expense.

On July 28, 2003, the Company filed a Form 8-K with the SEC dated July 24, 2003 announcing that the Company’s Chairman and CEO, Gary Wehrle, is scheduled to participate on July 31, 2003 in the 4th Annual Community Bank Investor Conference sponsored by Keefe, Bruyette & Woods.

On July 23, 2003, the Company filed a Form 8-K with the SEC dated July 17, 2003 announcing the Company’s earnings for the second quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC CREST CAPITAL, INC.

Date:	August 12, 2003	/s/ GARY WEHRLE
Gary Wehrle
President and Chief Executive Officer

Date:	August 12, 2003	/s/ ROBERT J. DENNEN
Robert J. Dennen
Senior Vice President, Chief Financial Officer, and Corporate Secretary