Form 10-Q
period 2003-09-30
PACIFIC CREST CAPITAL INC
filed 2003-11-14
CIK 912048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)  Yes  ☒    No  ☐

As of October 31, 2003, the number of shares outstanding of the registrant’s $.01 par value Common Stock was  4,552,085.

9.375% Cumulative Trust Preferred Securities of PCC Capital I

Guarantee of Pacific Crest Capital, Inc. with respect to the
9.375% Cumulative Trust Preferred Securities of PCC Capital I

PACIFIC CREST CAPITAL,  INC.

SEPTEMBER 30, 2003 FORM 10-Q

PACIFIC CREST CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Cash	$4,096	$3,199
Securities purchased under resale agreements	95	7,802
Cash and cash equivalents	4,191	11,001
Investment securities available for sale, at market	141,749	73,418
Unsettled mortgage-backed securities trades	—	56,672
Loans:
Loans held for investment	422,566	432,196
Loans held for sale	15,386	23,734
Gross loans	437,952	455,930
Deferred loan (fees) costs	(190)	197
Allowance for loan losses	(8,735)	(8,585)
Net loans	429,027	447,542
Other assets:
Investment in FHLB stock	9,401	6,306
Deferred income taxes, net	3,236	3,596
Accrued interest receivable	2,387	2,353
Prepaid expenses and other assets	1,367	1,749
Premises and equipment	920	1,107
Total other assets	17,311	15,111
Total assets	$592,278	$603,744

Liabilities
Deposits:
Non-interest-bearing checking	$4,424	$2,800
Interest-bearing checking	14,454	13,214
Total checking accounts	18,878	16,014
Savings accounts	131,926	128,420
Certificates of deposit	185,230	215,062
Total deposits	336,034	359,496
Borrowings:
FHLB advances	174,700	120,000
Trust preferred securities	29,330	17,250
Total borrowings	204,030	137,250
Accrued interest payable and other liabilities	8,994	5,807
Accounts payable for unsettled securities trades	—	56,012
Total liabilities	549,058	558,565

Shareholders’ Equity
Common stock, $.01 par value (10,000,000 shares authorized, 5,973,060 shares issued at September 30, 2003 and December 31, 2002)	60	60
Additional paid-in capital	27,309	27,471
Retained earnings	30,258	25,628
Accumulated other comprehensive income	1,303	1,296
Common stock in treasury, at cost (1,420,975 shares at September 30, 2003 and 1,119,418 shares at December 31, 2002)	(15,710)	(9,276)
Total shareholders’ equity	43,220	45,179
Total liabilities and shareholders’ equity	$592,278	$603,744

Book value per common share	$9.49	$9.31

See accompanying Notes to Consolidated Financial Statements.

PACIFIC CREST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Interest income:
Loans	$8,047	$9,438	$24,881	$28,321
Securities purchased under resale agreements	14	30	28	151
Investment securities available for sale	1,332	1,016	4,295	2,806
Total interest income	9,393	10,484	29,204	31,278

Interest expense:
Deposits:
Checking accounts	33	58	124	182
Savings accounts	481	644	1,450	2,014
Certificates of deposit	1,458	2,085	4,653	7,756
Total interest on deposits	1,972	2,787	6,227	9,952
Borrowings:
FHLB advances	1,116	611	3,306	1,323
Term borrowings	—	478	—	1,662
Trust preferred securities	606	404	1,729	1,213
Total interest on borrowings	1,722	1,493	5,035	4,198
Total interest expense	3,694	4,280	11,262	14,150
Net interest income	5,699	6,204	17,942	17,128
Provision for loan losses	50	175	150	425
Net interest income after provision for loan losses	5,649	6,029	17,792	16,703

Non-interest income:
Loan prepayment and late fee income	243	227	581	584
Gain on sale of SBA 7(a) loans	424	25	1,281	221
Gain on sale of SBA 504 loans and broker fee income	70	704	302	1,136
Gain (loss) on sale of investment securities	—	(682)	516	(682)
Other income	364	270	912	776
Total non-interest income	1,101	544	3,592	2,035

Non-interest expense:
Salaries and employee benefits	2,174	2,452	6,539	6,722
Net occupancy expenses	425	466	1,313	1,387
Communication and data processing	239	261	748	775
Legal, audit, and other professional fees	219	158	665	337
Travel and entertainment	125	116	351	358
Write-off of deferred issuance costs on trust preferred securities	493	—	852	—
Merger related costs	415	—	415	—
Credit and collection expenses	4	4	4	26
Other expenses	153	165	506	440
Total non-interest expense	4,247	3,622	11,393	10,045
Income before income taxes	2,503	2,951	9,991	8,693
Income tax provision	1,224	1,000	4,385	3,476
Net income	$1,279	$1,951	$5,606	$5,217

Earnings per common share:
Basic	$0.28	$0.40	$1.19	$1.07
Diluted	$0.25	$0.36	$1.06	$0.97

See accompanying Notes to Consolidated Financial Statements.

PACIFIC CREST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(dollars and shares in thousands)

	Common Stock		Common Stock in Treasury		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2001	5,973	$60	(1,133)	$(8,777)	$27,750	$19,140	$(198)	$37,975
Comprehensive income:
Net income	—	—	—	—	—	5,217	—	5,217
Unrealized gain on investment securities available for sale, net of income taxes	—	—	—	—	—	—	1,047	1,047
Total comprehensive income								6,264
Issuances of common stock in treasury:
Employee stock purchase plan	—	—	7	55	(4)	—	—	51
Non-employee directors’ stock purchase plan	—	—	3	24	15	—	—	39
Employee stock option plan	—	—	76	595	(177)	—	—	418
Purchase of common stock in treasury	—	—	(88)	(1,222)	—	—	—	(1,222)
Cash dividends paid ($0.13 per share)	—	—	—	—	—	(632)	—	(632)
Balance at September 30, 2002	5,973	$60	(1,135)	$(9,325)	$27,584	$23,725	$849	$42,893

Balance at December 31, 2002	5,973	$60	(1,119)	$(9,276)	$27,471	$25,628	$1,296	$45,179
Comprehensive income:
Net income	—	—	—	—	—	5,606	—	5,606
Unrealized gain on investment securities available for sale, net of income taxes	—	—	—	—	—	—	7	7
Total comprehensive income								5,613
Issuances of common stock in treasury:
Employee stock purchase plan	—	—	6	47	13	—	—	60
Non-employee directors’ stock purchase plan	—	—	2	19	20	—	—	39
Employee stock option plan	—	—	54	508	(195)	—	—	313
Purchase of common stock in treasury	—	—	(364)	(7,008)	—	—	—	(7,008)
Cash dividends paid ($0.21 per share)	—	—	—	—	—	(976)	—	(976)
Balance at September 30, 2003	5,973	$60	(1,421)	$(15,710)	$27,309	$30,258	$1,303	$43,220

See accompanying Notes to Consolidated Financial Statements.

PACIFIC CREST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2003	2002
Operating activities:
Net income	$5,606	$5,217
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	150	425
Gain on sale of SBA 7(a) loans held for sale	(1,281)	(221)
Gain on sale of SBA 504 loans held for sale	(83)	(203)
(Gain) loss on sale of investment securities	(516)	682
Depreciation and amortization of premises and equipment	290	304
Amortization (accretion) of deferred loan costs (fees)	18	(59)
Amortization of premium on investment securities	1,224	675
Dividends on FHLB stock	(285)	(92)
Deferred income tax expense (benefit)	354	(250)
Proceeds from sales of SBA 7(a) loans held for sale	17,125	3,213
Proceeds from sales of SBA 504 loans held for sale	1,454	3,608
Originations of SBA 7(a) loans held for sale	(11,812)	(12,565)
Originations of SBA 504 loans held for sale	(205)	(2,544)
Federal income tax refund	—	804
(Increase) decrease in accrued interest receivable	(34)	111
Decrease in prepaid expenses and other assets	870	293
Increase in accrued interest payable and other liabilities	3,187	1,635
Net cash provided by operating activities	16,062	1,033

Investing activities:
Purchases of mortgage-backed securities	(136,667)	(47,694)
Principal payments on mortgage-backed securities	46,521	21,869
Proceeds from sales of investment securities	21,780	—
Originations of loans held for investment	(57,423)	(63,225)
Purchases of loans held for investment	—	(4,915)
Principal payments on loans	70,084	76,836
Purchases of FHLB stock	(2,810)	(3,933)
Purchases of premises and equipment, net	(103)	(208)
Net cash used in investing activities	(58,618)	(21,270)

Financing activities:
Net increase in checking accounts	2,864	1,151
Net increase (decrease) in savings accounts	3,506	(3,556)
Net decrease in certificates of deposit	(29,832)	(29,304)
Net increase in FHLB advances	54,700	71,000
Net decrease in term borrowings	—	(30,000)
Net increase in trust preferred securities	12,080	—
Proceeds from issuances of common stock in treasury	412	508
Purchase of common stock in treasury, at cost	(7,008)	(1,222)
Cash dividends paid	(976)	(632)
Net cash provided by financing activities	35,746	7,945

Net decrease in cash and cash equivalents	(6,810)	(12,292)
Cash and cash equivalents at beginning of year	11,001	18,682
Cash and cash equivalents at end of period	$4,191	$6,390

See accompanying Notes to Consolidated Financial Statements.

PACIFIC CREST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

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

The consolidated financial statements include the accounts of Pacific Crest Capital, Inc. (“Pacific Crest” or the “Parent”) and its wholly owned subsidiaries, Pacific Crest Bank (the “Bank”), PCC Capital I (“PCC Capital”), Pacific Crest Capital Trust I (“PCC Trust I”), Pacific Crest Capital Trust II (“PCC Trust II”), and Pacific Crest Capital Trust III (“PCC Trust III”), which together are referred to as the “Company”.   All significant intercompany transactions and balances have been eliminated.  Certain reclassifications have been made to prior period consolidated financial statements in order to conform to the current period presentation.

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

Note 2.   Merger with Pacific Capital Bancorp

On October 16, 2003, the Company announced that it had signed a definitive merger agreement under which the Company will be acquired by Pacific Capital Bancorp in an all cash transaction valued at $135.8 million, or $26.00 for each diluted share of the Company’s common stock.  The transaction, which is subject to regulatory and Company shareholder approval, is expected to close in the first quarter of 2004.  In connection with the merger, the Company incurred pre-tax costs of $415,000 for the three and nine months ended September 30, 2003, which are reflected on the Company’s Consolidated Statements of Income as “Merger related costs”.

Note 3.  Book Value Per Common Share

The tables below present the computation of book value per common share as of the dates indicated (in thousands, except share data):

	September 30, 2003	December 31, 2002
Total shareholders’ equity	$43,220	$45,179

Common shares issued	5,973,060	5,973,060
Less: common shares held in treasury	(1,420,975)	(1,119,418)
Common shares outstanding	4,552,085	4,853,642
Book value per common share	$9.49	$9.31

Note 4.   Supplemental Disclosure of Cash Flow Information

For purposes of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, “Cash and cash equivalents” include “Cash” and “Securities purchased under resale agreements.”  Supplemental disclosure of cash flow information is as follows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2003	2002
Cash paid during the period for:
Interest	$11,260	$14,566
Income taxes	3,960	4,025

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

The tables below present the basic and diluted earnings per common share computations for the periods indicated (dollars and shares in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net income	$1,279	$1,951	$5,606	$5,217

Basic weighted average common shares outstanding	4,578	4,863	4,709	4,860
Dilutive effect of potential common share issuances from stock options	573	520	556	492
Diluted weighted average common shares outstanding	5,151	5,383	5,265	5,352

Earnings per common share :
Basic	$0.28	$0.40	$1.19	$1.07
Diluted	$0.25	$0.36	$1.06	$0.97

Note 6. Stock Options

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income:
As reported	$1,279	$1,951	$5,606	$5,217
Less: Stock-based employee compensation expense determined under the fair value method for all awards, net of income taxes	(53)	(43)	(158)	(128)
Pro forma	$1,226	$1,908	$5,448	$5,089

Basic earnings per common share:
As reported	$0.28	$0.40	$1.19	$1.07
Pro forma	0.27	0.39	1.16	1.05

Diluted earnings per common share:
As reported	$0.25	$0.36	$1.06	$0.97
Pro forma	0.24	0.35	1.03	0.95

Weighted average common shares outstanding:
Basic	4,578	4,863	4,709	4,860
Diluted	5,151	5,383	5,265	5,352

Assumptions:
Dividend yield	1.45%	1.30%	1.45%	1.30%
Expected volatility	25%	25%	25%	25%
Risk free interest rate	3.5%	3.5%	3.5%	3.5%
Expected life	7.4 years	7.1 years	7.4 years	7.1 years

Note 7.   Investment Securities

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

					Weighted Average Yield
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
September 30, 2003
Investment securities available for sale:
Mortgage-backed securities	$137,217	$2,567	$—	$139,784	4.23%
Corporate debt securities	2,284	—	(319)	1,965	2.36%
Total investment securities	$139,501	$2,567	$(319)	$141,749	4.20%

December 31, 2002
Investment securities available for sale:
Mortgage-backed securities	$68,466	$2,050	$—	$70,516	4.34%
Corporate debt securities	3,377	—	(475)	2,902	4.07%
Total investment securities	$71,843	$2,050	$(475)	$73,418	4.33%

Unsettled mortgage-backed securities trades	$56,012	660	$—	$56,672	N/A

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

The Company’s investment securities portfolio at September 30, 2003 consisted of fixed rate investments in mortgage-backed securities issued by Ginnie Mae (“GNMA”) and Fannie Mae (“FNMA”) (together the “mortgage-backed securities”), as well as adjustable rate investments in corporate debt securities.  As of September 30, 2003, the Company’s entire investment securities portfolio was scheduled to mature after ten years.  However, the average life of the Company’s mortgage-backed securities portfolio may be shorter due to principal prepayments.

At September 30, 2003, the Company had utilized $25.1 million of its mortgage-backed securities to secure outstanding FHLB advances.  No mortgage-backed securities were pledged to secure borrowings at December 31, 2002.

Note 8.   Loans

The following table presents the composition of the Company’s gross loan portfolio as of the dates indicated (in thousands):

	September 30, 2003	December 31, 2002
Income property loans:
Non-residential real estate loans	$377,516	$386,691
Multi-family residential loans	21,388	24,535
Total income property loans	398,904	411,226

SBA business loans:
7(a) loans - guaranteed portion	14,159	21,314
7(a) loans - unguaranteed portion	12,957	10,969
Total 7(a) loans	27,116	32,283
504 first lien loans	1,899	3,113
504 second lien loans	2,458	1,886
Total 504 loans	4,357	4,999
Total SBA business loans	31,473	37,282

Other loans:
Commercial business/other loans	7,575	7,127
Single-family residential loans	—	295
Total other loans	7,575	7,422

Total gross loans	$437,952	$455,930

The table below presents the Company’s U.S. Small Business Administration (“SBA”) loans held for sale as of the dates indicated (in thousands):

	September 30, 2003	December 31, 2002
SBA loans held for sale:
SBA 7(a) loans - guaranteed portion	$13,487	$20,621
SBA 504 first lien loans	1,899	3,113
Total SBA loans held for sale	$15,386	$23,734

Note 9. FHLB Advances

The tables below describe the terms of the Company’s Federal Home Loan Bank (“FHLB”) advances as of  the dates indicated (dollars in thousands):

	September 30, 2003
Borrowing Date	Amount		Rate	Original Term	Maturity Date
Short-term, variable rate advances:
September 2003	$14,700		1.13%	Overnight	October 2003

Long-term, fixed rate advances:
November 2001	20,000	(1)	3.01%	24 months	November 2003
July 2002	20,000	(1)	2.29%	18 months	January 2004
November 2001	20,000	(1)	3.30%	30 months	May 2004
July 2002	10,000	(1)	2.68%	24 months	July 2004
January 2003	30,000		2.28%	30 months	July 2005
August 2002	20,000		3.03%	36 months	August 2005
October 2002	30,000		3.06%	36 months	October 2005
March 2003	10,000		2.16%	36 months	March 2006
Total long-term advances	160,000		2.76%

Total FHLB advances	$174,700		2.62%

	December 31, 2002
Borrowing Date	Amount	Rate	Original Term	Maturity Date
Long-term, fixed rate advances:
November 2001	$20,000	3.01%	24 months	November 2003
July 2002	20,000	2.29%	18 months	January 2004
November 2001	20,000	3.30%	30 months	May 2004
July 2002	10,000	2.68%	24 months	July 2004
August 2002	20,000	3.03%	36 months	August 2005
October 2002	30,000	3.06%	36 months	October 2005
Total FHLB advances	$120,000	2.93%

(1)          These borrowings, which total $70.0 million, will be replaced at maturity by long-term, fixed rate FHLB advances whose interest rates have been pre-determined.  See Note 10:  “Future Borrowing Contracts with FHLB.”

As of September 30, 2003, the Company’s FHLB advances were secured by income property loans and mortgage-backed securities.  As of December 31, 2002, the Company’s FHLB advances were secured only by income property loans.  As of September 30, 2003 and December 31, 2002, the Company’s required investment in FHLB stock was $9.4 million and $6.3 million, respectively.

Note 10. Future Borrowing Contracts with FHLB

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

The terms of these future borrowing contracts are as follows (dollars in thousands):

Future Borrowing Date	Amount	Rate	Original Term	Maturity Date
Long-term, fixed rate advances:
November 2003	$10,000	2.00%	36 months	November 2006
November 2003	10,000	2.39%	48 months	November 2007
January 2004	20,000	2.41%	24 months	January 2006
May 2004	20,000	2.86%	24 months	May 2006
July 2004	10,000	2.68%	18 months	January 2006
Total future advances	$70,000	2.51%

Note 11. Trust Preferred Securities

The tables below describe the terms of the Company’s trust preferred securities as of the dates indicated (dollars in thousands):

	September 30, 2003
Issuer	Amount	Rate	Original Term	Maturity Date
PCC Trust I	$13,330	6.34%	30 years	March 2033
PCC Trust II	6,000	6.58%	30 years	April 2033
PCC Trust III	10,000	6.80%	30 years	October 2033
Total Trust Preferred Securities	$29,330	6.55%

	December 31, 2002
Issuer	Amount	Rate	Original Term	Maturity Date
PCC Capital I	$17,250	9.38%	30 years	October 2027

During the first nine months of 2003, Pacific Crest redeemed the entire $17,250,000 of 9.375% Trust Preferred Securities issued by its wholly owned subsidiary, PCC Capital I.  Pacific Crest retired $7,250,000 on June 30, 2003 and $10,000,000 on September 15, 2003.  The securities were redeemed at par value, plus accrued interest.  In connection with these redemptions, the Company recorded an aggregate pre-tax charge of $852,000 during the first nine months of 2003, in order to expense the deferred issuance costs related to these securities.  Of this total, $359,000 was taken in the second quarter of 2003, and $493,000 was recorded during the third quarter of 2003.  This charge is reflected on the Company’s Consolidated Statements of Income as “Write-off of deferred issuance costs on trust preferred securities.”

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

On April 23, 2003, the Company announced that a second newly established subsidiary of the Parent, Pacific Crest Capital Trust II (“PCC Trust II”), had issued $6,000,000 of trust preferred securities in a private placement offering.  There were no commissions or expenses charged by the underwriter on this transaction.  The trust preferred securities  have a maturity of 30 years, but are callable by the Company in part or in total at par after five years.  The trust preferred securities have a fixed interest rate of 6.58% during the first five years, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus 3.15%.  Interest is to be paid quarterly on January 30, April 30, July 30, and October 30.

On August 12, 2003, the Company announced that a third newly established subsidiary of the Parent, Pacific Crest Capital Trust III (“PCC Trust III”) had issued $10,000,000 of trust preferred securities in a private placement offering.  The trust preferred securities have a maturity of 30 years, but are callable by the Company in part or in total at par after five years.  The trust preferred securities have a fixed interest rate of 6.80% during the first five years, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus 3.10%.  Interest is to be paid quarterly.

Concurrent with the issuances of these trust preferred securities, PCC Trust I, PCC Trust II, and PCC Trust III invested the offering proceeds in junior subordinated debentures issued by Pacific Crest, bearing interest at the same terms as the trust preferred securities.  Pacific Crest, in turn, lent the money to the Bank, which used the funds to purchase GNMA mortgage-backed securities.

The interest on the junior subordinated debentures paid by Pacific Crest to PCC Trust I, PCC Trust II, and PCC Trust III represents the sole revenue of PCC Trust I, PCC Trust II, and PCC Trust III and the sole source of dividend distributions to the holders of the trust preferred securities .  Pacific Crest fully and unconditionally guaranteed all of the obligations of PCC Trust I, PCC Trust II, and PCC Trust III.

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

In January of 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, relating to consolidation of certain entities. FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which the enterprise holds a variable interest it acquired before February 1, 2003.

The Company is currently evaluating the impact of FIN 46.  The impact of FIN 46 on the treatment of the trust preferred securities that the Company has issued is currently being evaluated by the accounting community.  Under one potential interpretation of FIN 46, the business trust subsidiaries through which the Company has issued its trust preferred securities would no longer be consolidated.  Conversely, SFAS No. 150, discussed below, requires the consolidation of these subsidiaries and the presentation of the related trust preferred securities as liabilities.  The accounting community is currently working to resolve this contradictory guidance.  The Company’s current presentation is in compliance with the requirements of SFAS No. 150.  One potential impact of not consolidating these business trust subsidiaries is that the related trust preferred securities may no longer count towards Tier 1 capital.  The Federal Reserve has issued regulations which allow for the inclusion of these instruments in Tier 1 capital regardless of the FIN 46 interpretation, although such a determination could potentially be changed at a later date.  The Company does not expect the adoption of FIN 46 to have any additional material impact on the Company’s consolidated financial condition or results of operations.

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

In May of 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”).  SFAS 150 aims to eliminate diversity in practice by requiring that certain types of financial instruments be reported as liabilities by their issuers.  The provisions of SFAS 150 are effective for instruments entered into or modified after May 15, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003.  The adoption of SFAS 150 did not have, nor is expected to have, a material impact on the Company’s consolidated financial position or results of operations.

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

Merger with Pacific Capital Bancorp

On October 16, 2003, the Company announced that it had signed a definitive merger agreement under which the Company will be acquired by Pacific Capital Bancorp in an all cash transaction valued at $135.8 million, or $26.00 for each diluted share of the Company’s common stock.  The transaction, which is subject to regulatory and Company shareholder approval, is expected to close in the first quarter of 2004.  In connection with the merger, the Company incurred pre-tax costs of $415,000 for the three and nine months ended September 30, 2003, which are reflected on the Company’s Consolidated Statements of Income as “Merger related costs”.

Increase in FHLB Credit Line

In July of 2003, the FHLB increased the Bank’s borrowing limit from 35% to 40% of the Bank’s unconsolidated total assets, which increased the Bank’s credit line from $210 million to $240 million.

Future Borrowing Contracts with FHLB

During June and July of 2003, the Company entered into future fixed rate, long-term borrowing contracts totaling $70.0 million with the Federal Home Loan Bank of San Francisco (“FHLB”).  The Company matched the funding dates of these future borrowings with the maturity dates of $70.0 million in existing fixed rate FHLB borrowings scheduled to mature through July of 2004. The Company’s strategy is to, in effect, refinance and extend this existing $70.0 million in FHLB borrowings at current market interest rates, in anticipation of higher market interest rates at later dates when these borrowings mature.  The future $70.0 million in fixed rate FHLB borrowings will mature at various times in 2006 and 2007 and have a weighted average fixed interest rate of 2.51%, 33 basis points lower than the weighted average fixed interest rate of 2.84% on the existing borrowings.

Redemption of 9.375% Trust Preferred Securities

During the first nine months of 2003, Pacific Crest redeemed the entire $17,250,000 of 9.375% Trust Preferred Securities issued by its wholly owned subsidiary, PCC Capital I.  Pacific Crest retired $7,250,000 on June 30, 2003 and $10,000,000 on September 15, 2003.  The securities were redeemed at par value, plus accrued interest.  In connection with these redemptions, the Company recorded an aggregate pre-tax charge of $852,000 during the first nine months of 2003, in order to expense the deferred issuance costs related to these securities.  Of this total, $359,000 was taken in the second quarter of 2003, and $493,000 was recorded during the third quarter of 2003.  This charge is reflected on the Company’s Consolidated Statements of Income as “Write-off of deferred issuance costs on trust preferred securities.”

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

On April 23, 2003, the Company announced that a second newly established subsidiary of the Parent, Pacific Crest Capital Trust II (“PCC Trust II”), had issued $6,000,000 of trust preferred securities in a private placement offering.  There were no commissions or expenses charged by the underwriter on this transaction.  The trust preferred securities  have a maturity of 30 years, but are callable by the Company in part or in total at par after five years.  The trust preferred securities have a fixed interest rate of 6.58% during the first five years, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus 3.15%.  Interest is to be paid quarterly on January 30, April 30, July 30, and October 30.

On August 12, 2003, the Company announced that a third newly established subsidiary of the Parent, Pacific Crest Capital Trust III (“PCC Trust III”) had issued $10,000,000 of trust preferred securities in a private placement offering.  The trust preferred securities have a maturity of 30 years, but are callable by the Company in part or in total at par after five years.  The trust preferred securities have a fixed interest rate of 6.80% during the first five years, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus 3.10%.  Interest is to be paid quarterly.

Capital

As of September 30, 2003, Pacific Crest’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 9.47%, 13.13%, and 18.00%, respectively.  The Bank’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 10.58%, 14.53%, and 15.79%, respectively.  These ratios placed Pacific Crest  and the Bank in the “well-capitalized” category as defined by federal regulations, which require corresponding capital ratios of 5%, 6% and 10%, respectively,  to qualify for that designation.

Dividends

On October 16, 2003, the Company announced that the Board of Directors had declared a cash dividend of $0.10 per common share for the fourth quarter of 2003.  The dividend will be paid on December 12, 2003, to shareholders of record at the close of business on November 28, 2003.

On July 17, 2003, the Company announced that the Board of Directors had declared a cash dividend of $0.10 per common share for the third quarter of 2003.  The dividend was paid on September 12, 2003, to shareholders of record at the close of business on August 29, 2003.

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

Stock Repurchase Plan

During the nine months ended September 30, 2003, pursuant to its common stock repurchase program, the Company repurchased 363,908 shares of its common stock at an average cost per share of $19.26.  The total amount paid for these shares was approximately $7.0 million.  During the same period, the Company utilized repurchased shares for all of its common stock issuances under the Company’s employee stock purchase plan, non-employee directors stock purchase plan, and employee stock option plan, which totaled 62,351 shares.  As of September 30, 2003, the Company had 106,292 shares remaining authorized for repurchase under its common stock repurchase program.

On July 24, 2003 and April 9, 2003, the Company’s Board of Directors approved increases of 100,000 and 300,000 shares, respectively, under the stock repurchase program.

Sale of Interest Rate Cap Agreement

On February 8, 2000, the Company sold its interest rate cap agreement and recognized a deferred gain of $1.8 million, which was reported in the Consolidated Balance Sheets under the caption, “Accrued interest payable and other liabilities”.  The deferred gain was amortized as a credit to “Interest expense – deposits” over the remaining life of the original interest rate cap agreement, which had a maturity date of June 8, 2003.  During the nine months ended September 30, 2003 and 2002, the amount of deferred gain amortization totaled $240,000 and $415,000, respectively, which resulted in a reduction in interest expense on deposits.

Low Interest Rate Environment

During the first nine months of 2003, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) reduced the federal funds target rate by 25 basis points, to 1.00%, on June 25, 2003.   During 2002, the Federal Reserve lowered the federal funds target rate by 50 basis points, to 1.25% on November 6, 2002.  During 2001, the Federal Reserve reduced the federal funds target rate by 475 basis points to 1.75%.  The impact of this cumulative 550 basis point reduction led to a low interest rate environment in 2002 and 2001, which continued into the first nine months of 2003, and resulted in (i) downward repricing of the Company’s adjustable rate loans, and (ii) the Company’s lowering of interest rates on all of its deposit products.  Additionally, the interest rates declined on the Company’s adjustable rate investments and borrowings.

Loan Originations

The following table presents the Company’s loan originations for the periods indicated (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	Amounts		% Change	Amounts		% Change
	2003	2002		2003	2002
Income property loans	$8,938	$7,744	15.4%	$50,571	$57,250	(11.7)%
Commercial business loans	—	—	100.0%	450	—	100.0%
SBA business loans:
7(a) - guaranteed portion	6,036	8,080	(25.3)%	11,812	12,565	(6.0)%
7(a) - unguaranteed portion	1,972	2,642	(25.4)%	4,136	4,011	3.1%
Total 7(a) loans	8,008	10,722	(25.3)%	15,948	16,576	(3.8)%
504 first lien loans	—	1,642	(100.0)%	205	2,544	(91.9)%
504 second lien loans	525	1,275	(58.8)%	2,266	1,964	15.4%
Total 504 loans	525	2,917	(82.0)%	2,471	4,508	(45.2)%
Total SBA loans	8,533	13,639	(37.4)%	18,419	21,084	(12.6)%
Total loan originations	$17,471	$21,383	(18.3)%	$69,440	$78,334	(11.4)%

Loan Sales

The following table presents the Company’s SBA loan sales for the periods indicated (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	Amounts		% Change	Amounts		% Change
	2003	2002		2003	2002
SBA 7(a) guaranteed loans	$5,975	$320	1767.2%	$15,666	$2,929	434.9%
SBA 504 first lien loans	—	2,645	(100.0)%	1,382	3,427	(59.7)%
Total SBA loan sales	$5,975	$2,965	101.5%	$17,048	$6,356	168.2%

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

On April 9, 2003, the non-employee directors of the Board, excluding Steve Orlando, Chairman of the Audit Committee, reviewed the qualifications and experience of Mr. Orlando, and determined that he qualifies as a financial expert under the Company’s current Audit Committee guideline requirements and Section 10A of the Securities Exchange Act of 1934, and the regulations promulgated thereunder as amended by the Sarbanes Oxley Act of 2002.

In May of 2003, Institutional Shareholder Services, a leading provider of proxy voting and corporate governance services, gave Pacific Crest Capital, Inc. a 99.8% corporate governance rating.

Non-Operating Items

During the three and nine months ended September 30, 2003, the Company recorded the following items which it considers non-operating:

•                  The Company incurred pre-tax merger related costs of $415,000, or $415,000 after-tax, during the third quarter of 2003 related to the aforementioned definitive merger agreement with Pacific Capital Bancorp.  The pre-tax and after-tax amounts are the same because merger related costs are not tax deductible.

•                  The Company also incurred pre-tax non-operating expenses of $493,000, or $286,000 after-tax, during the third quarter of 2003 and $852,000, or $494,000 after-tax, during the nine months ended September 30, 2003, related to the early retirement of $17,250,000 in 9.375% Trust Preferred Securities.  The Company redeemed $7,250,000 of these securities during the second quarter of 2003 and recorded an after-tax charge of $208,000 in order to expense the pro rata portion of deferred issuance costs.  The Company redeemed the remaining $10.0 million of these securities during the third quarter of 2003 and recorded an after-tax charge of $286,000 in order to expense the remaining deferred issuance costs.

Taken together, the two non-operating items reduced net income for the three and nine months ended September 30, 2003 by $701,000, or $0.13 per diluted share, and $909,000, or $0.18 per diluted share, respectively.

RESULTS OF OPERATIONS

The following table presents condensed statements of income and related performance data for the periods indicated and the dollar and percentage changes between the periods (dollars in thousands, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	Amounts		Increase (Decrease)		Amounts		Increase (Decrease)
	2003	2002	$	%	2003	2002	$	%
Interest income	$9,393	$10,484	$(1,091)	(10.4)%	$29,204	$31,278	$(2,074)	(6.6)%
Interest expense	3,694	4,280	(586)	(13.7)%	11,262	14,150	(2,888)	(20.4)%
Net interest income	5,699	6,204	(505)	(8.1)%	17,942	17,128	814	4.8%
Provision for loan losses	50	175	(125)	(71.4)%	150	425	(275)	(64.7)%
Non-interest income	1,101	544	557	102.4%	3,592	2,035	1,557	76.5%
Non-interest expense	4,247	3,622	625	17.3%	11,393	10,045	1,348	13.4%
Income before income taxes	2,503	2,951	(448)	(15.2)%	9,991	8,693	1,298	14.9%
Income tax provision	1,224	1,000	224	22.4%	4,385	3,476	909	26.2%
Net income	$1,279	$1,951	$(672)	(34.4)%	$5,606	$5,217	$389	7.5%

Diluted earnings per share	$0.25	$0.36	$(0.11)	(30.6)%	$1.06	$0.97	$0.09	9.3%
Cash dividends per share	$0.10	$0.05	$0.05	100.0%	$0.21	$0.13	$0.08	61.5%
Return on average equity (1)	12.12%	18.94%			17.01%	17.45%
Return on average assets	0.87%	1.39%			1.24%	1.26%
Net interest rate spread	3.76%	4.20%			3.94%	3.92%
Net interest margin	3.93%	4.46%			4.12%	4.20%
Operating expense to average assets (2)	2.26%	2.58%			2.25%	2.41%
Efficiency ratio (3)	49.04%	48.69%			48.16%	50.49%

(1)          Prior period ratios have been restated to conform to the current calculation, which includes average accumulated other comprehensive income (loss) in average shareholders’ equity.

(2)          Operating expense is defined as total non-interest expense less write-off of deferred issuance costs on trust preferred securities, merger related costs, credit and collection expenses, and OREO expenses.

(3)          Efficiency ratio is defined as operating expense divided by the sum of net interest income, loan prepayment and late fee income, gain on sale of SBA 7(a) loans, gain on sale of SBA 504 loans and broker fee income, and other income.

Earnings Performance Summary

Three Months Ended September 30, 2003 and 2002

Net income was $1.3 million (or $0.25 per diluted common share) for the three months ended September 30, 2003, compared to $2.0 million (or $0.36 per diluted common share) for the corresponding period in 2002.  Pre-tax income was $2.5 million for the three months ended September 30, 2003 and $3.0 million for the same period in 2002.  The following describes the changes in the major components of pre-tax income for the three months ended September 30, 2003 compared to the same period in 2002:

•                  Net interest income declined by $505,000, to $5.7 million, primarily due to a $1.1 million decrease in interest income, partially offset by a $586,000 drop in interest expense.  The decrease in interest income was principally due to lower interest income on loans, which was primarily due to the impact of declining interest rates on the Company’s adjustable rate loans and the weighted average interest rate on loan payoffs exceeding the weighted average interest rate on loan originations.  This was partially offset by higher interest income on mortgage-backed securities, which was principally due to $136.7 million in fixed rate, GNMA purchases made during the first nine months of 2003.

The drop in interest expense was primarily due to lower interest expense on deposits, which was principally attributable to the Company’s lowering of interest rates on its deposits and related certificates of deposit run-off.  The decreases in interest rates on the Company’s deposits resulted from a lower interest rate environment due to the cumulative reduction of 550 basis points, to 1.00%, in the federal funds target rate by the Federal Reserve in 2003, 2002 and 2001.  The lower interest expense on deposits was partially offset by higher interest expense on borrowings, primarily due to the growth in FHLB advances and trust preferred securities.

•                  Provision for loan losses declined by $125,000, to $50,000, reflecting management’s evaluation of the allowance for loan losses and the risk inherent in the Company’s loan portfolio.  During the three months ended September 30, 2003, the allowance for loan losses increased by $50,000, to $8.7 million, which reflected the $50,000 provision and no charge-offs or recoveries.  During the three months September 30, 2002, the allowance for loan losses increased by $54,000, to $8.6 million, which reflected a $175,000 provision and net charge-offs of $121,000.  The allowance for loan losses as a percentage of total loans was 2.00% and 1.86% at September 30, 2003 and 2002, respectively, and 1.88% at December 31, 2002.

•                  Non-interest income grew by $557,000, to $1.1 million, primarily due to a $682,000 loss on sale of investment securities recorded in the third quarter of 2002 not repeated in the third quarter of 2003.  This loss was attributable to the write-down to market value on one of the Company’s corporate debt securities.  Contributing to the growth in non-interest income was a $399,000 increase in gain on sale of SBA 7(a) loans, which was due to the sale of $6.0 million in the guaranteed portion of SBA 7(a) loans during the third quarter of 2003, whereas $320,000 of such loans were sold in the third quarter of 2002.  Partially offsetting these factors was a $634,000 decline in gain on sale of SBA 504 loans and broker fee income.

•                  Non-interest expense grew by $625,000, to $4.2 million, primarily due to increases of $493,000 and $415,000 in write-off of deferred issuance costs on trust preferred securities and merger related costs, respectively, partially offset by a $278,000 decline in salaries and employee benefits.  The $493,000 write-off of deferred issuance costs on trust preferred securities was incurred in connection with the $10.0 million redemption of the Company’s 9.375% Trust Preferred Securities on September 15, 2003.  The $415,000 in merger related costs relate to the aforementioned definitive merger agreement with Pacific Capital Bancorp, which was announced on October 16, 2003.  The $278,000 reduction in salaries and employee benefits was primarily due to decreases in (i) senior management bonuses, and (ii) marketing bonuses, attributable to the current year reduction in loan originations and brokered SBA 504 loans.

Earnings Performance Summary

Nine Months Ended September 30, 2003 and 2002

Net income was $5.6 million (or $1.06 per diluted common share) for the nine months ended September 30, 2003, compared to $5.2 million (or $0.97 per diluted common share) for the corresponding period in 2002.  Pre-tax income was $10.0 million for the nine months ended September 30, 2003 and $8.7 million for the same period in 2002.  The following describes the changes in the major components of pre-tax income for the nine months ended September 30, 2003 compared to the same period in 2002:

•                  Net interest income grew by $814,000, to $17.9 million, primarily due to a $2.9 million decline in interest expense, partially offset by a $2.1 million drop in interest income.  The reasons for the decreases in interest expense and interest income were previously discussed under “Earnings Performance Summary - Three Months Ended September 30, 2003 and 2002.”

•                  Provision for loan losses decreased by $275,000, to $150,000, reflecting management’s evaluation of the allowance for loan losses and the risk inherent in the Company’s loan portfolio.  During the nine months ended September 30, 2003, the allowance for loan losses increased by $150,000, to $8.7 million, which reflected the $150,000 provision and no charge-offs or recoveries.  During the nine months ended September 30, 2002, the allowance for loan losses increased by $637,000, to $8.6 million, which reflected a $425,000 provision and net recoveries of $212,000.

•                  Non-interest income grew by $1.6 million, to $3.6 million, primarily due to increases of $1.2 million and $1.1 million in gain on sale of investment securities and gain on sale of SBA 7(a) loans, respectively, partially offset by a reduction of $834,000 in gain on sale of SBA 504 loans and broker fee income.  The $1.2 million increase in gain on sale of investment securities was due to (i) a $496,000 gain on sale in June of 2003 of $20.2 million in GNMA mortgage-backed securities, (ii) a $20,000 gain on sale in January of 2003 of one of the Company’s corporate debt securities, and (iii) a $682,000 write-down to market value on the above corporate debt security, recorded in the third quarter of 2002, but not repeated in 2003.  The growth in gain on sale of SBA 7(a) loans was due to the sale of $15.7 million in the guaranteed portion of SBA 7(a) loans during the first nine months of 2003, whereas $2.9 million of SBA 7(a) loans were sold during the same period in 2002.

•                  Non-interest expense grew by $1.3 million, to $11.4 million, primarily due to increases of $852,000, $415,000, and $328,000 in write-off of deferred issuance costs on trust preferred securities, merger related costs, and legal, audit, and other professional fees, respectively, partially offset by a $183,000 reduction in salaries and employee benefits.  The $852,000 write-off of deferred issuance costs on trust preferred securities was incurred in connection with the $17,250,000 redemption of the Company’s 9.375% Trust Preferred Securities during the second and third quarters of 2003.  The $415,000 in merger related costs relate to the aforementioned definitive merger agreement with Pacific Capital Bancorp, which was announced on October 16, 2003.  The growth in legal, audit, and other professional fees was primarily due to the $175,000 reversal in the first quarter of 2002 of expenses related to obtaining a favorable ruling on an Internal Revenue Service (“IRS”) income tax refund claim and settling a legal claim brought against the Bank.  Contributing to the increase in this category were consulting fees paid related to the Company’s asset/liability management, as well as legal fees incurred in connection with the review of the Company’s corporate financing transactions.    The $328,000 reduction in salaries and employee benefits was primarily due to decreases in (i) senior management bonuses, and (ii) marketing bonuses, attributable to the current year reduction in loan originations and brokered SBA 504 loans.

Average Balances, Interest Income and Expense, Yields and Rates

Three Months Ended September 30, 2003 and 2002

The following table presents the Company’s consolidated average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest yields/rates for the periods presented.  All average balances are daily average balances (dollars in thousands):

	Three Months Ended September 30,
	2003			2002
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-Earning Assets:
Loans (1)	$443,389	$8,047	7.20%	$466,822	$9,438	8.02%
Securities purchased under resale agreements	5,243	14	1.06%	7,324	30	1.63%
Investment securities available for sale (2):
Mortgage-backed securities	124,562	1,317	4.23%	73,450	977	5.32%
Corporate debt securities	2,283	15	2.63%	4,127	39	3.78%
Total investment securities	126,845	1,332	4.20%	77,577	1,016	5.24%
Total interest-earning assets	575,477	9,393	6.48%	551,723	10,484	7.54%
Investment in FHLB stock	9,438			4,624
Unrealized gain on investment securities	1,391			627
Non-interest-earning assets	12,577			12,054
Allowance for loan losses	(8,733)			(8,621)
Total assets	$590,150			$560,407

Interest-Bearing Liabilities:
Checking accounts	$17,546	33	0.75%	$15,874	58	1.45%
Savings accounts	133,980	481	1.42%	131,514	644	1.94%
Certificates of deposit	192,389	1,458	3.01%	228,005	2,085	3.63%
Total deposits	343,915	1,972	2.27%	375,393	2,787	2.95%
Short-term FHLB advances	1,478	4	1.07%	12,617	60	1.89%
Long-term FHLB advances	160,000	1,112	2.76%	75,218	551	2.91%
Total FHLB advances	161,478	1,116	2.74%	87,835	611	2.76%
Term borrowings	—	—	—	28,261	478	6.62%
Trust preferred securities	33,026	606	7.26%	17,250	404	9.37%
Total borrowings	194,504	1,722	3.51%	133,346	1,493	4.43%
Total interest-bearing liabilities	538,419	3,694	2.72%	508,739	4,280	3.34%
Non-interest-bearing liabilities	9,535			10,089
Shareholders’ equity	42,196			41,579
Total liabilities and shareholders’ equity	$590,150			$560,407

Excess of interest-earning assets over interest-bearing liabilities	$37,058			$42,984
Net interest income		$5,699			$6,204
Net interest rate spread (3)			3.76%			4.20%
Net interest margin (4)			3.93%			4.46%

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

Three Months Ended September 30, 2003 and 2002

The following table sets forth the composition of average interest-earning assets and average interest-bearing liabilities by category and by the percentage of each category to the total for the periods indicated, including the change in average balance, composition, and yield/rate between these respective periods (dollars in thousands):

	Three Months Ended September 30,
	2003			2002			Increase (Decrease)
	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate
Interest-Earning Assets:
Loans	$443,389	77.1%	7.20%	$466,822	84.6%	8.02%	$(23,433)	(7.5)%	(0.82)%
Securities purchased under resale agreements	5,243	0.9%	1.06%	7,324	1.3%	1.63%	(2,081)	(0.4)%	(0.57)%

Investment securities available for sale:
Mortgage-backed securities	124,562	21.6%	4.23%	73,450	13.3%	5.32%	51,112	8.3%	(1.09)%
Corporate debt securities	2,283	0.4%	2.63%	4,127	0.8%	3.78%	(1,844)	(0.4)%	(1.15)%
Total investment securities	126,845	22.0%	4.20%	77,577	14.1%	5.24%	49,268	7.9%	(1.04)%
Total interest-earning assets	$575,477	100.0%	6.48%	$551,723	100.0%	7.54%	$23,754		(1.06)%

Interest-Bearing Liabilities:
Checking accounts	$17,546	3.3%	0.75%	$15,874	3.1%	1.45%	$1,672	0.2%	(0.70)%
Savings accounts	133,980	24.9%	1.42%	131,514	25.9%	1.94%	2,466	(1.0)%	(0.52)%
Certificates of deposit	192,389	35.7%	3.01%	228,005	44.8%	3.63%	(35,616)	(9.1)%	(0.62)%
Total deposits	343,915	63.9%	2.27%	375,393	73.8%	2.95%	(31,478)	(9.9)%	(0.68)%

Short-term FHLB advances	1,478	0.3%	1.07%	12,617	2.5%	1.89%	(11,139)	(2.2)%	(0.82)%
Long-term FHLB advances	160,000	29.7%	2.76%	75,218	14.8%	2.91%	84,782	14.9%	(0.15)%
Total FHLB advances	161,478	30.0%	2.74%	87,835	17.3%	2.76%	73,643	12.7%	(0.02)%
Term borrowings	—	0.0%	0.00%	28,261	5.5%	6.62%	(28,261)	(5.5)%	(6.62)%
Trust preferred securities	33,026	6.1%	7.26%	17,250	3.4%	9.37%	15,776	2.7%	(2.11)%
Total borrowings	194,504	36.1%	3.51%	133,346	26.2%	4.43%	61,158	9.9%	(0.92)%
Total interest-bearing liabilities	$538,419	100.0%	2.72%	$508,739	100.0%	3.34%	$29,680		(0.62)%

Excess of interest-earning assets over interest-bearing liabilities	$37,058			$42,984			$(5,926)
Net interest rate spread			3.76%			4.20%			(0.44)%
Net interest margin			3.93%			4.46%			(0.53)%

Volume and Rate Variance Analysis of Net Interest Income

Three Months Ended September 30, 2003 and 2002

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

	Three Months Ended September 30, 2003 vs. 2002
	Increase (Decrease) Due To
	Volume	Rate	Total
Interest Income:
Loans	$(458)	$(933)	$(1,391)
Securities purchased under resale agreements	(7)	(9)	(16)
Investment securities available for sale:
Mortgage-backed securities	574	(234)	340
Corporate debt securities	(14)	(10)	(24)
Total investment securities	560	(244)	316
Total interest income	95	(1,186)	(1,091)

Interest Expense:
Checking accounts	5	(30)	(25)
Savings accounts	12	(175)	(163)
Certificates of deposit	(300)	(327)	(627)
Total deposits	(283)	(532)	(815)

FHLB advances	509	(4)	505
Term borrowings	(478)	—	(478)
Trust preferred securities	310	(108)	202
Total borrowings	341	(112)	229
Total interest expense	58	(644)	(586)

Net Interest Income	$37	$(542)	$(505)

Net Interest Income – Three Months Analysis

On an overall basis, net interest income declined by $505,000, to $5.7 million, during the three months ended September 30, 2003 compared to the same period in 2002, primarily due to a $1.1 million decrease in interest income, partially offset by a $586,000 drop in interest expense.  The decrease in interest income was principally due to lower interest income on loans, which was primarily due to the impact of declining interest rates on the Company’s adjustable rate loans and the weighted average interest rate on loan payoffs exceeding the weighted average interest rate on loan originations.  This was partially offset by higher interest income on mortgage-backed securities, which was principally due to $136.7 million in fixed rate, GNMA purchases made during the first nine months of 2003.

The drop in interest expense was primarily due to lower interest expense on deposits, which was principally attributable to the Company’s lowering of interest rates on its deposits and related certificates of deposit run-off.  The decreases in interest rates on the Company’s deposits resulted from a lower interest rate environment due to the cumulative reduction of 550 basis points, to 1.00%, in the federal funds target rate by the Federal Reserve in 2003, 2002 and 2001.  The lower interest expense on deposits was partially offset by higher interest expense on borrowings, primarily due to the growth in FHLB advances and trust preferred securities.

The impact of the federal funds target rate decreases in 2003, 2002 and 2001 caused downward repricing on the Company’s adjustable rate loans, which are primarily based on LIBOR (“London Interbank Offered Rate”) and the prime rate.  The federal funds target rate is the rate at which banks lend to each other in the overnight market.  Reductions in the federal funds target rate generally result in reductions of LIBOR as well as the prime rates offered by major banks, including  Bank of America.  The Company’s LIBOR loans are generally priced at a margin above six-month LIBOR. The Company’s prime rate loans are priced at a margin above either Bank of America’s prime lending rate or the published Wall Street Journal prime lending rate.  As of September 30, 2003 and 2002, 86.7% and 85.1% of the Company’s gross loans consisted of adjustable rate loans, respectively.

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

The net interest rate spread declined by 44 basis points, to 3.76%, during the three months ended September 30, 2003, compared to the same period in 2002.  This was primarily due to a decrease of 106 basis points, to 6.48%, in the yield on average total interest-earning assets, partially offset by a decrease of 62 basis points, to 2.72%, in the rate paid on average total interest-bearing liabilities. The decrease in the yield earned on average total interest-earning assets was primarily due to (i) a drop in the yield on loans, which was discussed above, (ii) a decrease in the yield on mortgage-backed securities, which was principally due to $136.7 million of lower rate purchases made in a declining interest rate environment, and (iii) a change in the composition of average total interest-earning assets to lower yield mortgage-backed securities from higher yield loans.

The decrease in the rate paid on average total interest-bearing liabilities was principally attributable to the lowering by the Company of the interest rates on its deposits, as well as (i) maturities in 2002 of higher rate term borrowings, and (ii) a decline in the aggregate rate on the Company’s trust preferred securities due to the issuance in 2003 of $29.3 million of trust preferred securities with a weighted average rate of 6.55%, lower than the rate on the $17,250,000 of 9.375%  Trust Preferred Securities, retired during the second and third quarters of 2003.  These factors were partially offset by a change in the composition of the Company’s average total interest-bearing liabilities to higher rate borrowings from lower rate deposits.

Total Interest Income – Three Months Analysis

On an overall basis, total interest income decreased by $1.1 million, to $9.4 million, during the three months ended September 30, 2003 compared to the same period in 2002.  This was primarily due to the $1.4 million reduction in interest income on the Company’s loans, principally attributable to (i) downward repricing on the Company’s adjustable rate loans, and (ii) the weighted average interest rate on loan payoffs exceeding the weighted average interest rate on loan originations.  Additionally, the balance of the Company’s loans declined due to the combination of loan payoffs and sales exceeding loan originations.  The lower interest income on loans was partially offset by the $340,000 growth in interest income on the Company’s mortgage-backed securities, which was primarily due to fixed rate purchases of $136.7 million made during the first nine months of 2003.  Such purchases were made at lower interest rates due to the declining interest rate environment.  The Company made these purchases in order to help offset the decline in interest income on loans.  On a volume and rate analysis basis, the decrease in interest income was primarily due to a decline in the yield earned on average total interest-earning assets, which decreased interest income by $1.2 million.

Average total interest-earning assets grew by $23.8 million, to $575.5 million, during the three months ended September 30, 2003 compared to the same period in 2002, and was principally due to an increase of $49.3 million in average investment securities, partially offset by reductions of $23.4 million and $2.1 million in average loans and average securities purchased under resale agreements, respectively.  The changes in average investment securities and average loans resulted in a shift in the mix of average total interest-earning assets to lower yield investment securities from higher yield loans.  The percentage of average investment securities to average total interest-earning assets increased to 22.0% during the three months ended September 30, 2003 from 14.1% during the same period in 2002.

The increase in average investment securities of $49.3 million, to $126.8 million, was primarily due to the  growth in average mortgage-backed securities of $51.1 million, partially offset by a decline in average corporate debt securities of $1.8 million.  The growth in average mortgage-backed securities was principally due to fixed rate GNMA purchases of $136.7 million during the first nine months of 2003, partially offset by a sale of $20.2 million in the second quarter of 2003 and principal payments received on these securities  The Company made the purchases in order to help offset the decrease in interest income on the Company’s loans.  The decline in average corporate debt securities was primarily due to Company write-downs to market value of $682,000 and $81,000 in the third and fourth quarters of 2002, respectively, on one of the Company’s corporate debt securities, as well as the sale of that security during the first quarter of 2003.

The yield earned on average total interest-earning assets decreased by 106 basis points, to 6.48%, during the three months ended September 30, 2003 compared to the same period in 2002, primarily due to the following decreases in yields attributable to the declining interest rate environment during 2003, 2002, and 2001:

•                  The yield on average loans declined by 82 basis points, to 7.20%, primarily due to the downward repricing of the Company’s adjustable rate loans and the weighted average interest rate on loan payoffs exceeding the weighted average interest rate on loan originations.

•                  The yield on average short-term securities purchased under resale agreements decreased by 57 basis points, to 1.06%.

•                  The yield on average fixed rate mortgage-backed securities dropped by 109 basis points, to 4.23%, primarily due to lower yielding purchases of $136.7 million made during the first nine months of 2003, as well as faster acceleration in the amortization of the premiums paid on the mortgage-backed securities, which was attributable to an increase in the payoffs of the underlying mortgage loans.

•                  The yield on average adjustable rate corporate debt securities declined by 115 basis points, to 2.63%, reflecting the downward repricing of these adjustable rate instruments.

Contributing to the decline in the yield earned on average total interest-earning assets was the change in the composition of average total interest-earning assets to lower yield investment securities from higher yield loans.

Total Interest Expense – Three Months Analysis

On an overall basis, total interest expense decreased by $586,000, to $3.7 million, during the three months ended September 30, 2003 compared to the same period in 2002.  This was primarily due to the $815,000 reduction in interest expense on deposits, principally attributable to the Company’s lowering of interest rates on its deposits and the related certificates of deposit run-off.  This was partially offset by the $229,000 growth in interest expense on borrowings, which was principally due to the growth in FHLB advances and trust preferred securities.  These factors were mitigated by the maturities of higher rate term borrowings in 2002.  On a volume and rate analysis basis, the decrease in interest expense was primarily due to a decline in the rate paid on average interest-bearing liabilities, which reduced interest expense by $644,000, partially offset by the growth in the balance of these liabilities, which increased interest expense by $58,000.

Average total interest-bearing liabilities grew by $29.7 million, to $538.4 million, during the three months ended September 30, 2003 compared to the same period in 2002, and was primarily due to an increase of $61.2 million in average borrowings, partially offset by a reduction of $31.5 million in average deposits.  The changes in average deposits and average borrowings resulted in a change in the composition of average total interest-bearing liabilities to higher rate borrowings from lower rate deposits.  The percentage of average borrowings to average total interest-bearing liabilities increased to 36.1% during the three months ended September 30, 2003 from 26.2% during the same period in 2002.

The decline in average deposits of $31.5 million, to $343.9 million, during the three months ended September 30, 2003 compared to the same period in 2002, was principally due to a reduction of $35.6 million in average certificates of deposit.  This decrease was primarily attributable to the Company’s lowering of interest rates on all of its deposit products in response to the lower interest rate environment resulting from the cumulative 550 basis point reduction, to 1.00%, in the federal funds target rate by the Federal Reserve during 2003, 2002, and 2001.

The changes in the average balances of the Company’s deposit products resulted in a shift in the composition of average deposits to lower rate checking and savings accounts from higher rate certificates of deposit. This reflected the Company’s strategy and efforts to help reduce the overall cost of its deposits. The percentage of average checking and savings accounts to average deposits rose to 44.1% during the three months ended September 30, 2003, from 39.3% during the same period in 2002.

The growth in average borrowings of $61.2 million, to $194.5 million, during the three months ended September 30, 2003 compared to the same period in 2002, was principally due to an increase of $73.6 million in average combined short-term and long-term FHLB advances, as well as an increase of $15.8 million in average trust preferred securities, partially offset by a reduction of $28.3 million in average term borrowings.  The increase in average combined short-term and long-term FHLB advances was primarily due to $70.0 million in long-term advances, with a weighted average interest rate of 2.60%, that the Company obtained during the 12-month period from September 30, 2002 to September 30, 2003.  The growth in average trust preferred securities was primarily due to the Company’s issuances in March, April, and August of 2003 of $13.3 million, $6.0 million, and $10.0 million in trust preferred securities, respectively, bearing respective interest rates of 6.335%, 6.58%, and 6.80% during the first five years of their 30-year terms.  This was partially offset by the retirement of $17,250,000 in 9.375% Trust Preferred Securities in June and September of 2003.  The average term borrowings declined due to maturities of $20.0 million and $10.0 million in September and October of 2002.  These matured term borrowings had a weighted average interest rate of 6.62%.

The changes in the average balances of the Company’s borrowing facilities resulted in a shift in the composition of average borrowings to lower rate FHLB advances from higher rate non-FHLB borrowings.  This reflected the Company’s strategy in using the FHLB’s low cost credit facility primarily for fixed rate advances with 12-36 month terms to insulate the Company from potentially higher interest rates in 2003, 2004, and 2005.  The percentage of average FHLB advances to average borrowings rose to 83.0% during the three months ended September 30, 2003, from 65.9% during the same period in 2002.

The rate on average total interest-bearing liabilities decreased by 62 basis points, to 2.72%, during the three months ended September 30, 2003 compared to the same period in 2002, and was principally due to the reduction of 68 basis points, to 2.27%, in the rate on average deposits, as well as the reduction of 92 basis points, to 3.51%, in the rate on average borrowings.  Partially offsetting these factors was a change in the composition of average total interest-bearing liabilities to higher rate borrowings, with a weighted average rate of 3.51%, from lower rate deposits, with a weighted average rate of 2.27%.

The 68 basis point decline in the rate on average deposits reflected the Company’s lowering of interest rates on its deposit products, which resulted in reductions of 70 basis points, 52 basis points, and 62 basis points in the rates on average checking accounts, average savings accounts, and average certificates of deposit, respectively.  Contributing to the decrease in the rate on average deposits was a change in the composition of average deposits to lower rate checking and savings accounts from higher rate certificates of deposit.

The 92 basis point decrease in the rate on average borrowings was primarily due to (i) the reduction of 662 basis points in the rate on average term borrowings, which matured during 2002, (ii) the reduction of 211 basis points, to 7.26%, in the rate on average trust preferred securities, due to the issuances in March, April, and August of 2003 of $13.3 million, $6.0 million, and $10.0 million in trust preferred securities, respectively, bearing respective interest rates of 6.335%, 6.58%, and 6.80%, which were lower than the 9.375% rate on the $17.3 million in trust preferred securities retired during the second and third quarters of 2003, and (iii) the change in the composition of average borrowings to lower rate FHLB advances from higher rate non-FHLB borrowings.

Average Balances, Interest Income and Expense, Yields and Rates

Nine Months Ended September 30, 2003 and 2002

The following table presents the Company’s consolidated average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest yields/rates for the periods presented.  All average balances are daily average balances (dollars in thousands):

	Nine Months Ended September 30,
	2003			2002
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-Earning Assets:
Loans (1)	$451,259	$24,881	7.37%	$462,543	$28,321	8.19%
Securities purchased under resale agreements	3,455	28	1.08%	12,213	151	1.65%
Investment securities available for sale (2):
Mortgage-backed securities	124,874	4,245	4.53%	66,508	2,689	5.39%
Corporate debt securities	2,329	50	2.86%	4,128	117	3.78%
Total investment securities	127,203	4,295	4.50%	70,636	2,806	5.30%
Total interest-earning assets	581,917	29,204	6.71%	545,392	31,278	7.67%
Unsettled mortgage-backed securities trades	4,515			—
Investment in FHLB stock	9,090			3,224
Unrealized gain on investment securities	1,933			219
Non-interest-earning assets	11,988			12,816
Allowance for loan losses	(8,707)			(8,418)
Total assets	$600,736			$553,233

Interest-Bearing Liabilities:
Checking accounts	$16,770	124	0.99%	$15,526	182	1.57%
Savings accounts	133,310	1,450	1.45%	133,459	2,014	2.02%
Certificates of deposit	200,336	4,653	3.11%	242,716	7,756	4.27%
Total deposits	350,416	6,227	2.38%	391,701	9,952	3.40%
Short-term FHLB advances	10,802	108	1.34%	10,363	146	1.88%
Long-term FHLB advances	154,213	3,198	2.77%	51,868	1,177	3.03%
Total FHLB advances	165,015	3,306	2.68%	62,231	1,323	2.84%
Term borrowings	—	—	0.00%	33,077	1,662	6.63%
Trust preferred securities	29,085	1,729	7.89%	17,250	1,213	9.38%
Total borrowings	194,100	5,035	3.46%	112,558	4,198	4.96%
Total interest-bearing liabilities	544,516	11,262	2.77%	504,259	14,150	3.75%
Non-interest-bearing liabilities	12,275			8,988
Shareholders’ equity	43,945			39,986
Total liabilities and shareholders’ equity	$600,736			$553,233

Excess of interest-earning assets over interest-bearing liabilities	$37,401			$41,133
Net interest income		$17,942			$17,128
Net interest rate spread (3)			3.94%			3.92%
Net interest margin (4)			4.12%			4.20%

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

Nine Months Ended September 30, 2003 and 2002

The following table sets forth the composition of average interest-earning assets and average interest-bearing liabilities by category and by the percentage of each category to the total for the periods indicated, including the change in average balance, composition, and yield/rate between these respective periods (dollars in thousands):

	Nine Months Ended September 30,
	2003			2002			Increase (Decrease)
	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate
Interest-Earning Assets:
Loans	$451,259	77.5%	7.37%	$462,543	84.8%	8.19%	$(11,284)	(7.3)%	(0.82)%
Securities purchased under resale agreements	3,455	0.6%	1.08%	12,213	2.2%	1.65%	(8,758)	(1.6)%	(0.57)%

Investment securities available for sale:
Mortgage-backed securities	124,874	21.5%	4.53%	66,508	12.2%	5.39%	58,366	9.3%	(0.86)%
Corporate debt securities	2,329	0.4%	2.86%	4,128	0.8%	3.78%	(1,799)	(0.4)%	(0.92)%
Total investment securities	127,203	21.9%	4.50%	70,636	13.0%	5.30%	56,567	8.9%	(0.80)%
Total interest-earning assets	$581,917	100.0%	6.71%	$545,392	100.0%	7.67%	$36,525		(0.96)%

Interest-Bearing Liabilities:
Checking accounts	$16,770	3.1%	0.99%	$15,526	3.1%	1.57%	$1,244	0.0%	(0.58)%
Savings accounts	133,310	24.5%	1.45%	133,459	26.5%	2.02%	(149)	(2.0)%	(0.57)%
Certificates of deposit	200,336	36.8%	3.11%	242,716	48.1%	4.27%	(42,380)	(11.3)%	(1.16)%
Total deposits	350,416	64.4%	2.38%	391,701	77.7%	3.40%	(41,285)	(13.3)%	(1.02)%

Short-term FHLB advances	10,802	2.0%	1.34%	10,363	2.0%	1.88%	439	0.0%	(0.54)%
Long-term FHLB advances	154,213	28.3%	2.77%	51,868	10.3%	3.03%	102,345	18.0%	(0.26)%
Total FHLB advances	165,015	30.3%	2.68%	62,231	12.3%	2.84%	102,784	18.0%	(0.16)%
Term borrowings	—	0.0%	0.00%	33,077	6.6%	6.63%	(33,077)	(6.6)%	(6.63)%
Trust preferred securities	29,085	5.3%	7.89%	17,250	3.4%	9.38%	11,835	1.9%	(1.49)%
Total borrowings	194,100	35.6%	3.46%	112,558	22.3%	4.96%	81,542	13.3%	(1.50)%
Total interest-bearing liabilities	$544,516	100.0%	2.77%	$504,259	100.0%	3.75%	$40,257		(0.98)%

Excess of interest-earning assets over interest-bearing liabilities	$37,401			$41,133			$(3,732)
Net interest rate spread			3.94%			3.92%			0.02%
Net interest margin			4.12%			4.20%			(0.08)%

Volume and Rate Variance Analysis of Net Interest Income

Nine Months Ended September 30, 2003 and 2002

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

	Nine Months Ended September 30, 2003 vs. 2002
	Increase (Decrease) Due To
	Volume	Rate	Total
Interest Income:
Loans	$(674)	$(2,766)	$(3,440)
Securities purchased under resale agreements	(83)	(40)	(123)
Investment securities available for sale:
Mortgage-backed securities	2,041	(485)	1,556
Corporate debt securities	(43)	(24)	(67)
Total investment securities	1,998	(509)	1,489
Total interest income	1,241	(3,315)	(2,074)

Interest Expense:
Checking accounts	14	(72)	(58)
Savings accounts	(2)	(562)	(564)
Certificates of deposit	(1,214)	(1,889)	(3,103)
Total deposits	(1,202)	(2,523)	(3,725)

FHLB advances	2,062	(79)	1,983
Term borrowings	(1,662)	—	(1,662)
Trust preferred securities	731	(215)	516
Total borrowings	1,131	(294)	837
Total interest expense	(71)	(2,817)	(2,888)

Net interest income	$1,312	$(498)	$814

Net Interest Income – Nine Months Analysis

On an overall basis, net interest income grew by $814,000, to $17.9 million, during the nine months ended September 30, 2003 compared to the same period in 2002, primarily due to a $2.9 million decline in interest expense, partially offset by a $2.1 million drop in interest income.  The reasons for the decreases in interest expense and interest income were previously discussed under “Net Interest Income – Three Months Analysis”.

The net interest rate spread grew by 2 basis points, to 3.94%, during the nine months ended September 30, 2003, compared to the same period in 2002.  This was primarily due to a decrease of 98 basis points, to 2.77%, in the rate paid on average total interest-bearing liabilities, partially offset by a decrease of 96 basis points, to 6.71%, in the yield earned on average total interest-earning assets.

The decrease in the rate paid on average total interest-bearing liabilities was principally attributable to the lowering by the Company of the interest rates on its deposits, as well as (i) maturities in 2002 of higher rate term borrowings, (ii) a reduction in rates on the Company’s FHLB borrowing facility, and (iii) a decline in the aggregate rate on the Company’s trust preferred securities due to the issuance in 2003 of $29.3 million of trust preferred securities with a weighted average rate of 6.55%, lower than the rate on the 9.375%  Trust Preferred Securities, retired during the second and third quarters of 2003.  These factors were partially offset by a change in the composition of the Company’s average total interest-bearing liabilities to higher rate borrowings.

The decrease in the yield earned on average total interest-earning assets was primarily due to (i) a drop in the yield on loans, which was discussed above, (ii) a decrease in the yield on mortgage-backed securities, which was principally due to $136.7 million of lower rate purchases made in a declining interest rate environment, and (iii) a change in the composition of average total interest-earning assets to lower yield mortgage-backed securities from higher yield loans.

Total Interest Income – Nine Months Analysis

On an overall basis, total interest income decreased by $2.1 million, to $21.2 million, during the nine months ended September 30, 2003 compared to the same period in 2002.  This was primarily due to the $3.4 million reduction in interest income on the Company’s loans, partially offset by the $1.6 million growth in interest income on the Company’s mortgage-backed securities.   See “Total Interest Income – Three Months Analysis” for information on the changes in interest income on loans and mortgage-backed securities.  On a volume and rate analysis basis, the decrease in interest income was primarily due to a decline in the yield earned on average total interest-earning assets, which decreased interest income by $3.3 million, partially offset by the growth in the balance of these assets, which increased interest income by $1.2 million.

Average total interest-earning assets grew by $36.5 million, to $581.9 million, during the nine months ended September 30, 2003 compared to the same period in 2002, and was principally due to an increase of $56.6 million in average investment securities, partially offset by reductions of $11.3 million and $8.8 million in average loans and average securities purchased under resale agreements, respectively.  The changes in average investment securities and average loans resulted in a shift in the mix of average total interest-earning assets to lower yield investment securities from higher yield loans.  The percentage of average investment securities to average total interest-earning assets increased to 21.9% during the nine months ended September 30, 2003 from 13.0% during the same period in 2002.

The increase in average investment securities of $56.6 million, to $127.2 million, was primarily due to the  growth in average mortgage-backed securities of $58.4 million, partially offset by a decline in average corporate debt securities of $1.8 million.  See “Total Interest Income – Three Months Analysis” for information on the changes in average investment securities.

The yield earned on average total interest-earning assets decreased by 96 basis points, to 6.71%, during the nine months ended September 30, 2003 compared to the same period in 2002, primarily due to the following decreases in yields attributable to the declining interest rate environment during 2003, 2002, and 2001:

•                  The yield on average loans declined by 82 basis points, to 7.37%.

•                  The yield on average short-term securities purchased under resale agreements decreased by 57 basis points, to 1.08%.

•                  The yield on average fixed rate mortgage-backed securities dropped by 86 basis points, to 4.53%.

•                  The yield on average adjustable rate corporate debt securities declined by 92 basis points, to 2.86%.

Contributing to the decline in the yield earned on average total interest-earning assets was the change in the composition of average total interest-earning assets to lower yield investment securities from higher yield loans.

Total Interest Expense – Nine Months Analysis

On an overall basis, total interest expense decreased by $2.9 million, to $11.3 million, during the nine months ended September 30, 2003 compared to the same period in 2002.  This was primarily due to the $3.7 million reduction in interest expense on deposits, partially offset by the $837,000 growth in interest expense on borrowings.  On a volume and rate analysis basis, the decrease in interest expense was primarily due to a decline in the rate paid on average interest-bearing liabilities, which reduced interest expense by $2.8 million.

Average total interest-bearing liabilities grew by $40.3 million, to $544.5 million, during the nine months ended September 30, 2003 compared to the same period in 2002, and was primarily due to an increase of $81.5 million in average borrowings, partially offset by a reduction of $41.3 million in average deposits.  The changes in average deposits and average borrowings resulted in a change in the composition of average total interest-bearing liabilities to higher rate borrowings from lower rate deposits.  The percentage of average borrowings to average total interest-bearing liabilities increased to 35.6% during the nine months ended September 30, 2003 from 22.3% during the same period in 2002.

The decline in average deposits of $41.3 million, to $350.4 million, during the nine months ended September 30, 2003 compared to the same period in 2002, was principally due to a reduction of $42.4 million in average certificates of deposit.  This decrease was primarily attributable to the Company’s lowering of interest rates on all of its deposit products in response to the lower interest rate environment resulting from the cumulative 550 basis point reduction, to 1.00%, in the federal funds target rate by the Federal Reserve during 2003, 2002, and 2001.

The changes in the average balances of the Company’s deposit products resulted in a shift in the composition of average deposits to lower rate checking and savings accounts from higher rate certificates of deposit. This reflected the Company’s strategy and efforts to help reduce the overall cost of its deposits. The percentage of average checking and savings accounts to average deposits rose to 42.8% during the nine months ended September 30, 2003, from 38.0% during the same period in 2002.

The growth in average borrowings of $81.5 million, to $194.1 million, during the nine months ended September 30, 2003 compared to the same period in 2002, was principally due to an increase of $102.8 million in average combined short-term and long-term FHLB advances, as well as an increase of $11.8 million in average trust preferred securities, partially offset by a reduction of $33.1 million in average term borrowings.  See “Total Interest Expense – Three Months Analysis” for information on the changes in the components of average borrowings.

The changes in the average balances of the Company’s borrowing facilities resulted in a shift in the composition of average borrowings to lower rate FHLB advances from higher rate non-FHLB borrowings.  This reflected the Company’s strategy in using the FHLB’s low cost credit facility primarily for fixed rate advances with 12-36 month terms to insulate the Company from potentially higher interest rates in 2003, 2004, and 2005.  The percentage of average FHLB advances to average borrowings rose to 85.0% during the nine months ended September 30, 2003, from 55.3% during the same period in 2002.

The rate on average total interest-bearing liabilities decreased by 98 basis points, to 2.77%, during the nine months ended September 30, 2003 compared to the same period in 2002, and was principally due to the reduction of 102 basis points, to 2.38%, in the rate on average deposits, as well as the reduction of 150 basis points, to 3.46%, in the rate on average borrowings.  Partially offsetting these factors was a change in the composition of average total interest-bearing liabilities to higher rate borrowings, with a weighted average rate of 3.46% from lower rate deposits, with a weighted average rate of 2.38%.

The 102 basis point decline in the rate on average deposits reflected the Company’s lowering of interest rates on its deposit products, which resulted in reductions of 58 basis points, 57 basis points, and 116 basis points in the rates on average checking accounts, average savings accounts, and average certificates of deposit, respectively.  Contributing to the decrease in the rate on average deposits was a change in the composition of average deposits to lower rate checking and savings accounts from higher rate certificates of deposit.

The 150 basis point decrease in the rate on average borrowings was primarily due to (i) the reduction of 16 basis points, to 2.68%, in the rate on average combined short-term and long-term FHLB advances, due to the use of lower rate, short-term FHLB advances and the addition of $70.0 million of long-term advances, with a weighted average interest rate of 2.60%, during the 12-month period from September 30, 2002 to September 30, 2003, (ii) the reduction of 663 basis points in the rate on average term borrowings, which matured during 2002, and (iii) the reduction of 149 basis points, to 7.89%, in the rate on average trust preferred securities, due to the issuances in March, April, and August of 2003 of $13.3 million, $6.0 million, and $10.0 million in trust preferred securities, respectively, bearing respective interest rates of 6.335%, 6.58%, and 6.80%, which were lower than the 9.375% rate on the $17.3 million in trust preferred securities retired during the second and third quarters of 2003, and (iv) the change in the composition of average borrowings to lower rate FHLB advances from higher rate non-FHLB borrowings.

Provision for Loan Losses

During the three months ended September 30, 2003, the Company decreased its provision for loan losses by $125,000, to $50,000, compared to the same period in 2002.  During the nine months ended September 30, 2003, the Company decreased its provision for loan losses by $275,000, to $150,000, compared to the same period in 2002.  The Company uses the provision for loan losses to establish the allowance for loan losses based on management’s evaluation of the risk inherent in the loan portfolio.  See “Financial Condition – Allowance for Loan Losses.”

Non-interest Income

The following table sets forth certain information with respect to the Company’s non-interest income for the periods indicated (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	Amounts		Increase (Decrease)		Amounts		Increase (Decrease)
	2003	2002	$	%	2003	2002	$	%
Loan prepayment and late fee income	$243	$227	$16	7.0%	$581	$584	$(3)	(0.5)%
Gain on sale of SBA 7(a) loans	424	25	399	1596.0%	1,281	221	1,060	479.6%
Gain on sale of SBA 504 loans and broker fee income:
Gain on sale of loans	—	159	(159)	(100.0)%	83	203	(120)	(59.1)%
Broker fee income	70	545	(475)	(87.2)%	219	933	(714)	(76.5)%
Total	70	704	(634)	(90.1)%	302	1,136	(834)	(73.4)%
Gain (loss) on sale of investment securities	—	(682)	682	100.0%	516	(682)	1,198	175.7%
Other income	364	270	94	34.8%	912	776	136	17.5%
Total non-interest income	$1,101	$544	$557	102.4%	$3,592	$2,035	$1,557	76.5%

Non-interest income for the three months ended September 30, 2003 grew by $557,000, to $1.1 million, compared to the same period in 2002.  This was primarily due to increases of $682,000 and $399,000 in gain on sale of investment securities and gain on sale of SBA 7(a) loans, respectively, partially offset by a reduction of $634,000 in gain on sale of SBA 504 loans and broker fee income.

Non-interest income for the nine months ended September 30, 2003 grew by $1.6 million, to $3.6 million, compared to the same period in 2002.  This was primarily due to increases of $1.2 million and $1.1 million in gain on sale of investment securities and gain on sale of SBA 7(a) loans, respectively, partially offset by a reduction of $834,000 in gain on sale of SBA 504 loans and broker fee income.

The $682,000 increase in gain on sale of investment securities for the three months ended September 30, 2003 was due to the write-down to market value on one of the Company’s corporate debt securities recorded in the third quarter of 2002, which was not repeated in the third quarter of 2003.

The $1.2 million increase in gain on sale of investment securities for the nine months ended September 30, 2003 was due to the above mentioned write-down on one of the Company’s corporate debt securities, as well as the $20,000 gain on sale in January of 2003 of the same corporate debt security, and the $496,000 gain on sale in June of 2003 of $20.2 million in GNMA mortgage-backed securities.

The $399,000 and $1.1 million increases in gain on sale of SBA 7(a) loans for the three and nine months ended September 30, 2003, compared to the same periods in 2002, respectively, were due to increases in the loans sold.  The Company sold $6.0 million and $15.7 million of SBA 7(a) loans during the three and nine months ended September 30, 2003, respectively, compared to $320,000 and $2.9 million during the same periods in 2002, respectively.  Regarding its SBA programs, the Company’s goal is to produce constant quarterly fee income generated through recurring sales of SBA 7(a) loans and/or recurring sales and brokering of SBA 504 loans.

Non-interest Expense

The following table sets forth certain information with respect to the Company’s non-interest expense for the periods indicated (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	Amounts		Increase (Decrease)		Amounts		Increase (Decrease)
	2003	2002	$	%	2003	2002	$	%
Salaries and employee benefits	$2,174	$2,452	$(278)	(11.3)%	$6,539	$6,722	$(183)	(2.7)%
Net occupancy expenses	425	466	(41)	(8.8)%	1,313	1,387	(74)	(5.3)%
Communication and data processing	239	261	(22)	(8.4)%	748	775	(27)	(3.5)%
Legal, audit, and other professional fees	219	158	61	(38.6)%	665	337	328	(97.3)%
Travel and entertainment	125	116	9	7.8%	351	358	(7)	(2.0)%
Write-off of deferred issuance costs on trust preferred securities	493	—	493	100.0%	852	—	852	100.0%
Merger related costs	415	—	415	100.0%	415	—	415	100.0%
Credit and collection expenses	4	4	—	—	4	26	(22)	—
Other expenses	153	165	(12)	(7.3)%	506	440	66	15.0%
Total non-interest expense	$4,247	$3,622	$625	17.3%	$11,393	$10,045	$1,348	13.4%

Non-interest expense for the three months ended September 30, 2003 grew by $625,000, to $4.2 million, compared to the same period in 2002.  This was primarily due to increases of $493,000 and $415,000 in write-off of deferred issuance costs on trust preferred securities and merger related costs, respectively, partially offset by a $278,000 decline in salaries and employee benefits.

Non-interest expense for the nine months ended September 30, 2003 grew by $1.3 million, to $11.4 million, compared to the same period in 2002.  This was primarily due to increases of $852,000, $415,000, and 328,000 in write-off of deferred issuance costs on trust preferred securities, merger related costs, and legal, audit, and other professional fees, respectively, partially offset by a $183,000 reduction in salaries and employee benefits.

The $493,000 and $852,000 write-off of deferred issuance costs on trust preferred securities for the three and nine months ended September 30, 2003, respectively, was incurred in connection with the $17,250,000 redemption of the Company’s 9.375% Trust Preferred Securities.  The Company redeemed $7,250,000 of these securities during the second quarter of 2003 and recorded a pre-tax charge of $359,000 to expense the pro rata portion of the deferred issuance costs.  The Company redeemed the remaining $10.0 million of these securities during the third quarter of 2003 and recorded a pre-tax charge of $493,000 to expense the remaining deferred issuance costs.

The $415,000 in merger related costs for the three and nine months ended September 30, 2003 related to the aforementioned definitive merger agreement with Pacific Capital Bancorp, which was announced on October 16, 2003.

The $328,000 growth in legal, audit, and other professional fees for the nine months ended September 30, 2003, compared to the same period in 2002, was primarily due to the $175,000 reversal in the first quarter of 2002 of a portion of an accrual originally taken during the fourth quarter of 2001 for estimated expenses relating to (i) obtaining a favorable ruling on an IRS income tax refund claim, and (ii) settling a legal claim brought against the Bank.  Contributing to the increase in this category were consulting fees paid related to the Company’s asset liability management, as well as legal fees incurred in connection with the review of the Company’s corporate financing transactions.

The $278,000 and $183,000 reductions in salaries and employee benefits for the three and nine months ended September 30, 2003, compared to the same periods in 2002, respectively, were primarily due to decreases in (i) senior management bonuses, and (ii) marketing bonuses, attributable to the current year reduction in loan originations and brokered SBA 504 loans.

FINANCIAL CONDITION

Balance Sheet Analysis

The following table presents balance sheets as of the dates indicated and the dollar and percentage changes between the periods (dollars in thousands):

	September 30, 2003	December 31, 2002	Increase (Decrease)
			$	%
Assets
Cash and cash equivalents	$4,191	$11,001	$(6,810)	(61.9)%
Investment securities available for sale:
Mortgage-backed securities	137,217	68,466	68,751	100.4%
Corporate debt securities	2,284	3,377	(1,093)	(32.4)%
Total amortized cost	139,501	71,843	67,658	94.2%
Unrealized gain (loss)	2,248	1,575	673	42.7%
Total market value	141,749	73,418	68,331	93.1%
Unsettled mortgage-backed securities trades:
Total amortized cost	—	56,012	(56,012)	(100.0)%
Unrealized gain	—	660	(660)	(100.0)%
Total market value	—	56,672	(56,672)	(100.0)%
Loans:
Income property loans	398,904	411,226	(12,322)	(3.0)%
SBA business loans	31,473	37,282	(5,809)	(15.6)%
Other loans	7,575	7,422	153	2.1%
Gross loans	437,952	455,930	(17,978)	(3.9)%
Deferred loan (fees) costs	(190)	197	(387)	(196.4)%
Allowance for loan losses	(8,735)	(8,585)	(150)	(1.7)%
Net loans	429,027	447,542	(18,515)	(4.1)%
Other assets	17,311	15,111	2,200	14.6%
Total assets	$592,278	$603,744	$(11,466)	(1.9)%

Liabilities
Deposits:
Checking accounts	$18,878	$16,014	$2,864	17.9%
Savings accounts	131,926	128,420	3,506	2.7%
Certificates of deposit	185,230	215,062	(29,832)	(13.9)%
Total deposits	336,034	359,496	(23,462)	(6.5)%
Borrowings:
FHLB advances	174,700	120,000	54,700	45.6%
Trust preferred securities	29,330	17,250	12,080	70.0%
Total borrowings	204,030	137,250	66,780	48.7%
Other liabilities	8,994	5,807	3,187	54.9%
Accounts payable for unsettled securities trades	—	56,012	(56,012)	(100.0)%
Total liabilities	549,058	558,565	(9,507)	(1.7)%

Shareholders’ Equity
Common stock, at par	60	60	—	—
Additional paid-in capital	27,309	27,471	(162)	(0.6)%
Retained earnings	30,258	25,628	4,630	18.1%
Accumulated other comprehensive income	1,303	1,296	7	0.5%
Common stock in treasury, at cost	(15,710)	(9,276)	(6,434)	(69.4)%
Total shareholders’ equity	43,220	45,179	(1,959)	(4.3)%
Total liabilities and shareholders’ equity	$592,278	$603,744	$(11,466)	(1.9)%

Total assets declined by $11.5 million, to $592.3 million, during the nine months ended September 30, 2003, primarily due to decreases of $56.0 million, $18.5 million, and $6.8 million in unsettled mortgage-backed securities trades (at amortized cost), net loans, and cash and cash equivalents.  These factors were partially offset by increases of $67.7 million and $2.2 million in mortgage-backed securities (at amortized cost) and other assets, respectively.  See the Consolidated Statements of Cash Flows for the uses and sources of cash and cash equivalents.

The $18.5 million decline in net loans, to $429.0 million, was primarily due to $70.1 million of loan payoffs and principal payments and $17.0 million of SBA loan sales, partially offset by $69.4 million of loan originations.

The $67.7 million increase in mortgage-backed securities, to $139.5 million, was principally due to GNMA purchases of $56.0 million in January of 2003, which represented the settlements of the $56.0 million in unsettled mortgage-backed securities trades that the Company had recorded as of December 31, 2002.  The Company also purchased $15.4 million and $30.7 million of GNMA mortgage-backed securities in March and April of 2003, respectively, using proceeds from the issuances of $13.3 million and $6.0 million in trust preferred securities, as well as $27.0 million in proceeds from short-term FHLB advances.  During the third quarter of 2003, the Company purchased $34.6 million of GNMA mortgage-backed securities using the proceeds from short-term FHLB advances.  Partially offsetting these increases in mortgage-backed securities were principal payments totaling $46.5 million and a $20.2 million sale in June of 2003.

The $2.2 million growth in other assets, to $17.3 million, was primarily due to a $3.1 million increase in the Company’s investment in FHLB stock, which was required due to the Company’s addition of $54.7 million in FHLB advances during the nine months ended September 30, 2003.

Total liabilities declined by $9.5 million, to $549.1 million, during the nine months ended September 30, 2003, primarily due to decreases of $56.0 million and $23.5 million in accounts payable for unsettled securities trades and deposits, respectively, partially offset by increases of $54.7 million, $12.1 million, and $3.2 million in FHLB advances, trust preferred securities, and other liabilities, respectively.

The $56.0 million in accounts payable for unsettled securities trades as of December 31, 2002 was settled in January of 2003 with the purchases of GNMA mortgage-backed securities funded with proceeds from short-term FHLB advances.

The $23.5 million decline in deposits, to $336.0 million, was primarily due to a reduction of $29.8 million in certificates of deposit, partially offset by increases of $2.9 million and $3.5 million in checking accounts and savings accounts, respectively.  The changes in the balances of the Company’s deposit products resulted in a shift in the composition of deposits to lower rate checking and savings accounts from higher rate certificates of deposit.  This reflected the Company’s strategy and efforts to help reduce the overall cost of its deposits.  The percentage of checking and savings accounts to total deposits increased to 44.9% at September 30, 2003 from 40.2% at December 31, 2002.

The $54.7 million growth in FHLB advances was composed of a $40.0 increase in long-term, fixed rate FHLB advances, to $160.0 million, and a $14.7 million increase in short-term, variable rate FHLB advances, to $14.7 million.  The growth in long-term FHLB advances was due to the Company’s conversion of $40.0 million in short-term FHLB advances, which was done in order to take advantage of the low interest rate environment and insulate the Company from potentially higher interest rates in 2003, 2004, and 2005.  These new long-term advances have a weighted average interest rate of 2.25% and terms of 30-36 months.  The $14.7 million growth in short-term FHLB advances was primarily due to the above increases of $56.0 million, $27.0 million, and $34.6 million related to the purchases of GNMA mortgage-backed securities in 2003.  These new short-term FHLB advances totaled $117.6 million, and were reduced by (i) the previously mentioned conversion of $40.0 million to long-term FHLB advances, and (ii) paydowns funded with proceeds from principal payments on loans and mortgage securities, the above $20.2 million sale of mortgage-backed securities, and the redemption of securities purchased under resale agreements.

The $12.1 million growth in trust preferred securities was primarily due to the issuances of $29,330,000 with a weighted average interest rate of 6.55%, partially offset by the redemption of $17,250,000 with an interest rate of 9.375%.

Shareholders’ equity decreased by $2.0 million, to $43.2 million, during the nine months ended September 30, 2003.  Changes in shareholders’ equity were due to the following factors:

•                  The Company recorded $5.6 million of net income for the first nine months of 2003.

•      The Company declared and paid cash dividends of $976,000 for the first nine months of 2003.

•                  Accumulated other comprehensive income increased by $7,000 during the first nine months of 2003.

•                  Common stock in treasury increased by $6.4 million during the first nine months of 2003, primarily due to the $7.0 million purchase of 363,908 shares of the Company’s common stock under its stock repurchase plan.  This increase in treasury stock was partially offset by the issuance of 62,351 shares of common stock in treasury, at an aggregate cost of $574,000, under the Company’s employee stock purchase plan, non-employee directors stock purchase plan, and employee stock option plan.

Income Property Loans

The following table presents the Company’s income property loans by collateral concentration as of September 30, 2003 (dollars in thousands):

	Owner Occupied	Tenant Occupied	Total	Number of Loans	Average Loan Size
Non-residential real estate loans:
Neighborhood retail centers	$6,735	$220,012	$226,747	248	$914
Mixed use properties	2,433	40,113	42,546	48	886
Automotive related properties	4,781	24,695	29,476	39	756
Industrial warehouse facilities	3,597	23,328	26,925	39	690
Business office buildings	5,193	19,391	24,584	28	878
Single purpose properties	2,879	13,084	15,963	28	570
Industrial manufacturing facilities	1,381	7,688	9,069	13	698
Medical care facilities	1,256	456	1,712	4	428
Land	494	—	494	1	494
Total non-residential real estate loans	28,749	348,767	377,516	448	843
Multi-family residential loans	—	21,388	21,388	29	738
Total income property loans	$28,749	$370,155	$398,904	477	$836

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

As of September 30, 2003, $398.9 million, or 91.1% of the Company’s gross loans were categorized as income property loans.  The Company has been specializing in this type of lending for over 15 years and believes that it has developed highly effective risk diversification policies as well as exceptionally strong credit and collateral analysis skills in this area.  During the nine months ended September 30, 2003, the Company had no charge-offs and no recoveries on income property loans.  During each of the years ended December 31, 2002, 2001, 2000, and 1998, total recoveries on income property loans exceeded charge-offs.  As of September 30, 2003 and December 31, 2002, 2001, and 2000, the Company had no income property loans categorized as non-accrual.  The management of the Company believes that its excellent history of credit losses has been due to a strong, diversified regional economy as well as the intense focus by the Company on risk management for income property lending.

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

•                  Limiting loan size on any one property.  As of September 30, 2003, the largest single income property loan was $3.7 million and the average loan size of this portfolio was $836,000.

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

•                  Deploying only highly seasoned and skilled specialists in both business development and Credit Committee member positions.  Employees in these roles average over 15 years of service with the Company and over 25 years of lending experience.

The following table presents the Company’s income property loans by geographic concentration as of September 30, 2003 (dollars in thousands):

	Percent of Total	Amount	Number of Loans	Average Loan Size
Southern California Counties
Los Angeles County:
Los Angeles County North	10.9%	$43,377	69	$629
Los Angeles County South	7.5%	29,999	37	811
Los Angeles County West	5.0%	20,062	25	802
Los Angeles County East	4.6%	18,430	25	737
Jefferson Park, Crenshaw, Leimert Park	3.0%	11,902	15	793
Hollywood, Silverlake, Glassell Park	2.5%	9,881	14	706
South Los Angeles City, Inglewood	1.5%	5,858	7	837
Mid-City, Koreatown, Westlake	1.3%	5,328	9	592
Downtown Area, Chinatown	0.5%	1,950	1	1,950
Los Angeles County Other	5.3%	21,264	31	686
Total Los Angeles County	42.1%	168,051	233	721

Outside of Los Angeles County:
Orange	13.1%	52,324	58	902
San Bernardino	5.3%	21,130	23	919
Riverside	4.5%	17,997	19	947
San Diego	3.9%	15,675	16	980
Ventura	3.0%	11,972	12	998
All other counties (2)	0.2%	870	2	435
Total outside of Los Angeles County	30.1%	119,968	130	923
Total Southern California Counties	72.2%	288,019	363	793

Northern California Counties
Santa Clara	1.6%	6,351	8	794
Sacramento	1.3%	5,063	8	633
Sonoma	0.9%	3,748	4	937
Solano	0.9%	3,490	3	1,163
Shasta	0.3%	1,221	1	1,221
Butte	0.3%	1,201	1	1,201
San Joaquin	0.3%	1,183	1	1,183
All other counties (6) less than $0.8 million	0.9%	3,508	8	439
Total Northern California Counties	6.5%	25,765	34	758
Total California	78.7%	313,784	397	790

Outside of California
Arizona	9.9%	39,513	32	1,235
Texas	6.1%	24,267	17	1,427
Nevada	1.5%	6,131	6	1,022
Washington	1.3%	5,054	8	632
Oregon	0.8%	3,245	9	361
All other states (7) less than $1.6 million	1.7%	6,910	8	864
Total outside of California	21.3%	85,120	80	1,064
Total income property loans	100.0%	$398,904	477	$836

SBA Business Loans

The following table presents the Company’s SBA business loans by geographic concentration as of September 30, 2003 (dollars in thousands):

	Percent of Total	Amount	Number of Loans	Average Loan Size
Southern California Counties
Los Angeles County:
Los Angeles County South	7.3%	$2,307	14	$165
Los Angeles County North	5.6%	1,754	14	125
Los Angeles County East	4.2%	1,334	9	148
Los Angeles County West	3.9%	1,224	2	612
Mid-City, Koreatown, Westlake	0.6%	181	1	181
South Los Angeles City, Inglewood	0.2%	63	1	63
Jefferson Park, Crenshaw, Leimert Park	0.1%	34	1	34
Los Angeles County Other	2.0%	634	9	70
Total Los Angeles County	23.9%	7,531	51	148

Outside of Los Angeles County:
San Diego	28.3%	8,920	66	135
Orange	13.2%	4,162	15	277
San Bernardino	2.5%	797	6	133
Riverside	2.1%	660	8	83
Ventura	1.1%	345	4	86
San Luis Obispo	0.4%	114	1	114
Santa Barbara	0.1%	16	1	16
Total outside of Los Angeles County	47.7%	15,014	101	149
Total Southern California Counties	71.6%	22,545	152	148

Northern California Counties
San Joaquin	4.0%	1,264	3	421
San Mateo	2.7%	840	6	140
Siskiyou	2.4%	741	1	741
Alameda	2.2%	700	3	233
Sacramento	2.1%	672	2	336
Solano	0.9%	296	1	296
Butte	0.9%	269	2	135
Yolo	0.5%	161	1	161
Madera	0.3%	108	1	108
Stanislaus	0.3%	99	1	99
San Francisco	0.3%	79	1	79
Contra Costa	0.1%	45	1	45
Placer	0.1%	21	1	21
Total Northern California Counties	16.8%	5,295	24	221
Total California	88.5%	27,840	176	158

Outside of California
Oregon	7.4%	2,340	10	234
Arizona	2.3%	738	2	369
Washington	1.8%	555	5	111
Total outside of California	11.5%	3,633	17	214
Total SBA business loans	100.0%	$31,473	193	$163

Allowance for Loan Losses

The allowance for loan losses increased by $150,000, to $8.7 million, during the nine months ended September 30, 2003, due to the $150,000 in provision for loan losses and no charge-offs or recoveries.  The allowance for loan losses as a percentage of loans was 2.00% at September 30, 2003, compared to 1.88% at December 31, 2002.

The Company’s management considered the following recent loan loss and credit experience in evaluating the allowance for loan losses at September 30, 2003:

•                  During the nine months ended September 30, 2003, there were no charge-offs or recoveries.

•                  During the years ended December 31, 2002, 2001 and 2000, recoveries exceeded charge-offs by $168,000, $46,000 and $186,000, respectively.

•                  There were non-accrual loans of $794,000 and no other real estate owned at September 30, 2003.  There were no non-accrual loans at nine of the last fifteen quarter-end periods as of September 30, 2003.  There was no other real estate owned at any of the last fifteen quarter-end periods as of September 30, 2003.

•                  Most of the Company’s adjustable rate borrowers experienced some decline in the interest payments on their loans due to the cumulative 550 basis point reduction in the federal funds target rate during 2003, 2002, and 2001, which strengthened their debt service capabilities.  However, many of these borrowers did not realize the full impact of the interest rate reduction on their loan payments due to interest rate floors that exist on a significant number of the Company’s adjustable rate loans.  As of September 30, 2003, and December 31, 2002, 86.7% and 85.4% of the Company’s loan portfolio consisted of adjustable rate loans, respectively.

In addition to recent loan loss and credit experience, management considers historical loan loss experience as well as changes within the loan portfolio in evaluating the adequacy of the allowance for loan losses.   Changes in the loan portfolio include (i) the growth in SBA lending, (ii) changes in geographic concentration, (iii) changes in the collateral mix of the loan portfolio, and (iv) the debt service ability of borrowers.  In addition, management attempts to factor in the changes that relate to the economy in specific cities or locations.  Management believes that the ability to predict the direction of the current U.S. economy is difficult given the continued risk of possible terrorism, the continued negative impact of declines in corporate earnings and the stock market, and the loss of consumer confidence.  Management feels that the economy may only experience slow to modest growth during the remainder of 2003.  In considering all of the above factors, management believes that the allowance for loan losses as of September 30, 2003 is adequate.

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

The following table sets forth certain information with respect to the Company’s allowance for loan losses for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Allowance at beginning of period	$8,685	$8,529	$8,585	$7,946
Provision for loan losses	50	175	150	425
Net (charge-offs) recoveries:
Charge-offs	—	(166)	—	(166)
Recoveries	—	45	—	378
Total net (charge-offs) recoveries	—	(121)	—	212
Allowance at end of period	$8,735	$8,583	$8,735	$8,583

Annualized net (charge-offs) recoveries to average loans	0.00%	(0.10)%	0.00%	0.06%

NON-PERFORMING ASSETS

The following table sets forth non-accrual loans and OREO as of the dates indicated (dollars in thousands):

	September 30, 2003	December 31, 2002	September 30, 2002
Non-accrual loans	$794	$—	$—
Other real estate owned (OREO)	—	—	—
Total non-performing assets	$794	$—	$—

Non-accrual loans to total loans	0.18%	0.00%	0.00%
Total non-performing assets to total assets	0.13%	0.00%	0.00%
Allowance to total loans	2.00%	1.88%	1.86%
Allowance to non-accrual loans	1100.13%	NM	NM

The Company had four non-accrual SBA 7(a) loans totaling $794,000 at September 30, 2003, of which $614,000 was guaranteed by the SBA.

LIQUIDITY

The Company’s primary sources of funds are deposits, borrowings, and payments of principal and interest on loans and investment securities.  While maturities and scheduled principal amortization on loans are a reasonably predictable source of funds, deposit flows and mortgage loan prepayments are greatly influenced by the level of interest rates, economic conditions, and competition.  As a measure of protection against these uncertainties, the Company maintains borrowing relationships with the FHLB, the State of California Treasurer’s Office, and several investment banking firms, whereby the Company is able to borrow funds that are secured by pledging mortgage-backed securities. As of September 30, 2003, the aggregate market value of the Company’s mortgage-backed securities was $139.8 million, of which $25.1 million had been utilized by the Company to secure FHLB advances, leaving $114.7 million of mortgage-backed securities available for collateral purposes.

The Bank also has established a fixed rate borrowing facility with the State of California Treasurer’s Office under which the Bank can borrow an amount not to exceed its unconsolidated total shareholder’s equity, which totaled $63.1 million at September 30, 2003.  Borrowing maturity dates under this program cannot exceed one year.  The State of California requires collateral with a value of at least 110% of the outstanding borrowing amount.  The Bank’s mortgage-backed securities qualify as acceptable collateral under this borrowing facility.  As of September 30, 2003, the Bank had no securities pledged under this borrowing facility and had no outstanding borrowings from the State of California.

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

As of September 30, 2003, the Bank’s FHLB credit line totaled $236.6 million, based on an FHLB-approved borrowing limit of 40% of the Bank’s unconsolidated total assets.  As of September 30, 2003, the Bank had $174.7 million of outstanding advances against the FHLB credit facility that were collateralized by $332.3 million in income property loans and $25.1 million in mortgage-backed securities.  This left $61.9 million available under the FHLB credit line for future advances, subject to the Bank providing additional mortgage-backed securities as collateral.  However, as previously mentioned, the Bank had $114.7 million in mortgage-backed securities available for collateral purposes.   As of September 30, 2003, the Bank had utilized all of its eligible income property loans as collateral for FHLB advances.

DIVIDENDS

As a Delaware corporation, Pacific Crest may pay common dividends out of surplus or, if there is no surplus, from net profits for the current and preceding fiscal year.  Pacific Crest, on an unconsolidated basis, had approximately $9.4 million in cash, securities purchased under resale agreements, and intercompany loans from the Bank less current liabilities at September 30, 2003.  However, these funds are necessary to pay future operating expenses of Pacific Crest, service the $13.3 million subordinated debenture payable to PCC Trust I, service the $6.0 million subordinated debenture payable to PCC Trust II, service the subordinated debenture payable to PCC Trust III, and fund possible future capital infusions into the Bank. Without dividends from the Bank, Pacific Crest must rely solely on existing cash, investments, and the ability to secure borrowings.

The Bank’s ability to pay dividends to Pacific Crest is restricted by California state law, which requires that sufficient retained earnings be available to pay the dividend.  In September of 2003, the Bank paid a cash dividend of $800,000 to Pacific Crest for the third quarter of 2003.  In June of 2003, the Bank paid a cash dividend of $800,000 to Pacific Crest for the second quarter of 2003.  In March of 2003, the Bank paid a cash dividend of $800,000 to Pacific Crest for the first quarter of 2003.  At September 30, 2003, the Bank had retained earnings of $32.0 million available for future dividend payments.

On October 16, 2003, the Company announced that the Board of Directors had declared a cash dividend of $0.10 per common share for the fourth quarter of 2003.  The dividend will be paid on December 12, 2003 to shareholders of record at the close of business on November 28, 2003.

During the first, second, and third quarters of 2003, the Company declared and paid cash dividends of $0.05, $0.06, and $0.10 per common share, respectively.  The total amount of cash dividends paid during the nine months ended September 30, 2003 was $976,000.

CAPITAL RESOURCES

The Company’s objective is to maintain a level of capital that will support sustained asset growth, provide for anticipated credit risks, and ensure that regulatory guidelines and industry standards are met.  Pacific Crest and the Bank are subject to certain minimum capital adequacy and minimum well capitalized category guidelines adopted by the Federal Reserve and the FDIC.  These guidelines relate primarily to the Tier 1 leverage ratio, the Tier 1 risk-based capital ratio, and the total risk-based capital ratio.  The minimum well capitalized required ratios are 5.00% Tier 1 leverage, 6.00% Tier 1 risk-based capital, and 10.00% total risk-based capital.  The minimum capital adequacy required ratios are 4.00% Tier 1 leverage, 4.00% Tier 1 risk-based capital, and 8.00% total risk-based capital.  At September 30, 2003, Pacific Crest and the Bank exceeded the required ratios for minimum capital adequacy and classification as well capitalized.

The following table presents the regulatory capital ratios and data of Pacific Crest and the Bank as of the dates indicated (dollars in thousands):

	September 30, 2003		December 31, 2002
	Pacific Crest Capital	Pacific Crest Bank	Pacific Crest Capital	Pacific Crest Bank
Regulatory Capital Ratios:
Tier 1 leverage ratio	9.47%	10.58%	10.33%	10.05%
Tier 1 risk-based capital ratio	13.13%	14.53%	13.31%	12.91%
Total risk-based capital ratio	18.00%	15.79%	15.17%	14.17%

Regulatory Capital Data:
Tier 1 capital	$55,844	$61,751	$58,511	$56,517
Total risk-based capital	76,559	67,106	66,666	62,028
Average total assets	589,641	583,473	566,454	562,627
Risk-weighted assets	425,217	425,005	439,570	437,787

The increases in Pacific Crest’s total risk-based capital ratio and total risk-based capital during the nine months ended September 30, 2003 was primarily due to the favorable capital impact of the $12.1 million increase in trust preferred securities.

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

The following table is a summary of the Company’s one-year GAP as of the dates indicated (in thousands):

	September 30, 2003	December 31, 2002	Increase (Decrease)
Total interest-sensitive assets maturing or repricing within one year (“one-year assets”)	$349,270	$344,438	$4,832

Total interest-sensitive liabilities maturing or repricing within one year (“one-year liabilities”)	335,718	312,995	22,723

One-year GAP	$13,552	$31,443	$(17,891)

The one-year GAP decreased by $17.9 million during the first nine months of 2003, principally due to an increase in one-year liabilities of $22.7 million, partially offset by an increase in one-year assets of $4.8 million.

The growth in one-year liabilities was primarily due to increases of $21.7 million, $3.5 million and $2.9 million in one-year certificates of deposit, savings accounts, and checking accounts, respectively. The increase in one-year certificates of deposit was due to the movement of certificates of deposit into the one-year category from longer term categories.  This was partially offset by the $5.3 million decrease in the one-year category for FHLB advances, primarily attributable to the movement of $20.0 million in FHLB advances to the “Over 24 Months” category at September 30, 2003, from the one-year category at December 31, 2002, due to the Company’s future borrowing contracts with the FHLB discussed below.  This factor was partially offset by the $14.7 million increase in the one-year category attributable to the Company’s short-term, variable rate FHLB advances at September 30, 2003.  The Company had no such short-term FHLB advances at December 31, 2002.

The growth in one-year assets was primarily due to a $13.5 million increase in the one-year loan category, partially offset by a $7.7 million decline in securities purchased under resale agreements.  The increase in one-year loans was principally due to loans that moved into the one-year category from longer term categories because they were initially fixed rate for a period of one to five years and have now converted to the adjustable rate period of their terms.   Additionally, the Company’s loan originations during the nine months ended September 30, 2003 primarily consisted of adjustable rate loans.

The Company has assumed, for purposes of the accompanying GAP tables, that its checking and savings accounts reprice immediately.

In the accompanying September 30, 2003 GAP table, the Company has included $70.0 million of its existing fixed rate FHLB advances scheduled to mature within 12 months in the “Over 24 Months” category.  In June and July of 2003, the Company entered into future fixed rate, long-term borrowing contracts with the FHLB which will, in effect, extend the maturity of these existing FHLB advances into the “Over 24 Months” category.  The Company matched the funding dates of the future borrowings with the maturity dates of these existing advances.  For more information, see Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Future Borrowing Contracts with FHLB.”

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

The following tables present the Company’s GAP information as of the dates indicated (dollars in thousands):

	Maturity or Repricing Date
September 30, 2003	Within 6 Months	Over 6 to 12 Months	Over 12 to 18 Months	Over 18 to 24 Months	Over 24 Months	Total

Interest-Sensitive Assets:
Securities purchased under resale agreements	$95	$—	$—	$—	$—	$95
average yield (variable rate)	0.95%	—	—	—	—	0.95%

U.S. government sponsored agency mortgage-backed securities	—	—	—	—	139,784	139,784
average yield (fixed rate)	—	—	—	—	4.23%	4.23%

Corporate debt securities	1,965	—	—	—	—	1,965
average yield (variable rate)	2.36%	—	—	—	—	2.36%

Loans, gross (1)	307,086	40,124	12,828	8,292	69,622	437,952
average yield	6.73%	7.80%	8.09%	7.87%	7.81%	7.06%
Total interest-sensitive assets	$309,146	$40,124	$12,828	$8,292	$209,406	$579,796

Interest-Sensitive Liabilities:
Checking accounts	$18,878	$—	$—	$—	$—	$18,878
average rate (variable rate)	0.71%	—	—	—	—	0.71%

Savings accounts	131,926	—	—	—	—	131,926
average rate (variable rate)	1.40%	—	—	—	—	1.40%

Certificates of deposit	112,649	57,565	7,036	4,808	3,172	185,230
average rate (fixed rate)	2.49%	3.59%	4.25%	3.26%	4.79%	2.96%

FHLB advances (2)	14,700	—	—	50,000	110,000	174,700
average rate	1.13%	—	—	2.58%	2.84%	2.62%

Trust preferred securities	—	—	—	—	29,330	29,330
average rate (fixed rate)	—	—	—	—	6.55%	6.55%

Total interest-sensitive liabilities	$278,153	$57,565	$7,036	$54,808	$142,502	$540,064

GAP	$30,993	$(17,441)	$5,792	$(46,516)	$66,904	$39,732
Cumulative GAP	30,993	13,552	19,344	(27,172)	39,732

(1)          The majority of the adjustable rate loans included in the “Within 6 Months” and “Over 6 to 12 Months” categories were at their contractual interest rate floors at September 30, 2003 and thus would not reprice downward.  The adjustable rate loans at contractual interest rate floors that are above the fully indexed loan interest rate will not reprice upward until the fully indexed interest rate exceeds the contractual interest rate floor.  The Company is endeavoring to minimize this “lag effect” in loan repricing by borrowing at fixed interest rates for terms of 12 to 36 months wherever practical.

(2)          The Company has included $70.0 million of its existing fixed rate FHLB advances scheduled to mature within 12 months in the “Over 24 Months” category.  In June and July of 2003, the Company entered into future fixed rate, long-term borrowing contracts with the FHLB which will, in effect, extend the maturity of these FHLB advances into the “Over 24 Months” category.  The Company matched the funding dates of the future borrowings with the maturity dates of these existing advances.  For more information, see Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Future Borrowing Contracts with FHLB.”

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

ITEM 4.                  Controls and Procedures

(a)                                  In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the quarter ended September 30, 2003, the Company carried out an evaluation under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

(b)                                 During the quarter ended September 30, 2003, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, these controls.

PART II – OTHER INFORMATION

ITEM 1.                  Legal Proceedings

None.

ITEM 2.                  Changes in Securities and Use of Proceeds

None.

ITEM 3.                  Defaults upon Senior Securities

None.

ITEM 4.                  Submission of Matters to a Vote of Security Holders

None

ITEM 5.                  Other Information

None.

ITEM 6.                  Exhibits and Reports on Form 8-K

(a)           Exhibits

10.16	Office lease between VCC Investors, L.P., a California limited partnership, and Pacific Crest Bank, dated August 11, 2003 (San Diego SBA Loan Production Office)

10.17	First amendment to office lease between 9320 Wilshire Associates and Pacific Crest Bank, dated September 18, 2003 (Beverly Hills Branch)

31.1	Section 302 Certification of Chief Executive Officer (“CEO”)

31.2	Section 302 Certification of Chief Financial Officer (“CFO”)

32	Section 906 Certification of CEO and CFO

(b)           Reports on Form 8-K during the quarter ended September 30, 2003:

On July 23, 2003, the Company furnished a Form 8-K, under Item 9, containing the Company’s July 17, 2003 press release announcing the Company’s earnings for the second quarter ended June 30, 2003.

On July 28, 2003, the Company furnished a Form 8-K, under Items 5 and 9, containing the Company’s July 24, 2003 press release announcing that the Company’s Chairman and CEO, Gary Wehrle, is scheduled to participate on July 31, 2003 in the 4th Annual Community Bank Investor Conference sponsored by Keefe, Bruyette & Woods.  The Form 8-K also contained the slide presentation to be used by Mr. Wehrle at the conference.

On July 30, 2003, the Company filed a Form 8-K, under item 5, containing the Company’s July 29, 2003 press release announcing the Company's intent to  issue $10.0 million of Trust Preferred Securities in a private placement offering during the third quarter of 2003 and to use the proceeds to redeem the remaining $10.0 million of its 9.375% Trust Preferred Securities.

The Company filed the following reports on Form 8-K subsequent to September 30, 2003:

On October 17, 2003, the Company filed a Form 8-K, under Item 5, containing an October 16, 2003 joint press release issued by the Company and Pacific Capital Bancorp announcing the definitive merger agreement with Pacific Capital Bancorp.  The Form 8-K also contained the related definitive merger agreement, dated as of October 16, 2003, by and between the Company and Pacific Capital Bancorp.

On October 24, 2003, the Company filed a Form 8-K, under Item 5, containing the Company’s October 16, 2003 press release announcing the declaration of a $0.10 per common share cash dividend for the fourth quarter of 2003.

On November 5, 2003, the Company furnished a Form 8-K, under Item 12, containing the Company’s October 30, 2003 press release announcing the Company’s earnings for the third quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC CREST CAPITAL, INC.

Date:	November 12, 2003	/s/GARY WEHRLE
Gary Wehrle
President and Chief Executive Officer

Date:	November 12, 2003	/s/ROBERT J. DENNEN
Robert J. Dennen
Senior Vice President, Chief Financial Officer, and Corporate Secretary